Form 10QSB
period 2003-09-30
HEMPTOWN CLOTHING INC
filed 2003-11-12
CIK 1210294

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003    Commission File Number 333-102081

                         HEMPTOWN CLOTHING INC.
                         ----------------------
    (Exact name of small business issuer as specified in its charter)

        BRITISH COLUMBIA, CANADA                               98-0359306
        ------------------------                               ----------
     (State or other jurisdiction of               (IRS Employer Identification No.)
      incorporation or organization)

          1307 VENABLES STREET
      VANCOUVER, BRITISH COLUMBIA                                V5L 2G1
      ---------------------------                                -------
(Address of Principal Executive Offices)                        (Zip Code)

                             (604) 255-5005
                             --------------
                       (Issuer's telephone number)

  ---------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X    No
                              -----    -----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                          Yes        No
                              -----     -----

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 11,714,535 shares as of October 31, 2003.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:

                           Yes        No  X
                              -----     -----

                            TABLE OF CONTENTS
                            -----------------


PART I    FINANCIAL INFORMATION


Item 1    Financial Statements . . . . . . . . . . . . . . . . . . . . .3

Item 2.   Management's Discussion and Analysis or Plan of Operation. . 17

Item 3.   Controls and Procedures. . . . . . . . . . . . . . . . . . . 22

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 22

Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . 22

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . 22

Item 4.   Submission of Matters to a Vote of Securities Holders. . . . 22

Item 5.   Other Matters. . . . . . . . . . . . . . . . . . . . . . . . 22

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 22

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . 24

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



               HEMPTOWN CLOTHING INC.

               Financial Statements
               (Expressed in U.S. Dollars)

               September 30, 2003



               INDEX
               -----

               Review Engagement Report

               Balance Sheet

               Statement of Operations and Deficit

               Statement of Cash Flows

               Notes to Financial Statements









                                   -3-
ELLIS FOSTER
           CHARTERED ACCOUNTANTS

1650 West 1st Avenue
Vancouver, BC  Canada   V6J 1G1
Telephone:  (604) 734-1112  Facsimile: (604) 714-5916
E-Mail: generaldelivery@ellisfoster.bc.ca
-------------------------------------------------------------------------



REVIEW ENGAGEMENT REPORT OF INDEPENDENT ACCOUNTANT

To the Shareholders of

HEMPTOWN CLOTHING INC.


We have reviewed the balance sheet of Hemptown Clothing Inc. as at September 30, 2003 and the statements of operations and deficit and cash flows for the nine-month period then ended. Our review was made in accordance with generally accepted standards in Canada and the United States of America for review engagements, and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the Company.

A review does not constitute an audit and consequently we do not express an audit opinion on these financial statements.

Based on our review, nothing has come to our attention that causes us to believe that these financial statements are not, in all material respects, in accordance with generally accepted accounting principles in Canada. As disclosed in Note 11, the application of Canadian generally accepted accounting principles results in no material differences from the application of generally accepted accounting principles in the United States of America.

                                   [signed] "ELLIS FOSTER"
Vancouver, Canada
October 28, 2003                   Chartered Accountants



-------------------------------------------------------------------------
EF  A partnership of incorporated professionals
An independently owned and operated member of Moore Stephens North America Inc., a member of Moore Stephens International Limited
 - members in principal cities throughout the world

HEMPTOWN CLOTHING INC.

Balance Sheet
September 30, 2003
(Unaudited)
(Expressed in U.S. Dollars)
-----------------------------------------------------------------------------------------------
                                                                                   December 31,
                                                                September 30,              2002
                                                                         2003         (Audited)
-----------------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash and cash equivalents                                      $     50,052      $    125,454
  Accounts receivable                                                  91,374           115,127
  Inventories                                                         136,034           190,114
  Prepaid expenses                                                     43,914            33,795
-----------------------------------------------------------------------------------------------
                                                                      321,374           464,490

DUE FROM A SHAREHOLDER (note 3d)                                       15,354            15,000

CAPITAL ASSETS (note 4)                                                28,266            25,219
-----------------------------------------------------------------------------------------------
                                                                 $    364,994      $    504,709
===============================================================================================

LIABILITIES

CURRENT
  Line of credit (note 3b)                                       $     43,079      $          -
  Accounts payable and accrued liabilities                            201,249           110,635
  Note payable (note 3c)                                               50,000            50,000
  Capital lease obligation (note 5b)                                    3,128             6,385
-----------------------------------------------------------------------------------------------
                                                                      297,456           167,020

DUE TO SHAREHOLDER, non-interest bearing and
  no terms of repayment                                                34,890                 -

CAPITAL LEASE OBLIGATION (note 5b)                                      1,672               465
-----------------------------------------------------------------------------------------------
                                                                      334,018           167,485
-----------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

SHARE CAPITAL (note 6)                                                800,148           760,148

CONTRIBUTED SURPLUS                                                     4,523               419

FOREIGN CURRENCY TRANSLATION                                           44,929             1,778

DEFICIT                                                              (818,624)         (425,121)
-----------------------------------------------------------------------------------------------
                                                                       30,976           337,224
-----------------------------------------------------------------------------------------------
                                                                 $    364,994      $    504,709
===============================================================================================

COMMITMENTS (note 5)

APPROVED BY THE DIRECTORS:
                               -------------------------    -------------------------
                               Director                     Director

HEMPTOWN CLOTHING INC.

Statement of Operations and Deficit
(Unaudited)
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------
                                                Three months ended              Nine months ended
                                                   September 30,                   September 30,
                                               2003            2002            2003            2002
---------------------------------------------------------------------------------------------------
SALES                                  $    109,018    $    162,958    $    387,762    $    376,909

COST OF GOODS SOLD                           70,309         117,689         296,195         303,638
---------------------------------------------------------------------------------------------------

GROSS MARGIN                                 38,709          45,269          91,567          73,271
---------------------------------------------------------------------------------------------------

EXPENSES
  Advertising and promotion                  18,156          17,002          68,663          57,454
  Amortization                                3,385             953           9,532           2,699
  Automobile                                    802           1,021           2,441           2,444
  Bad debts                                   2,032             894           7,264           1,045
  Bank charges and interest                   6,068           2,986          11,213           8,058
  Consulting fees                               435               -          48,086               -
  Insurance                                   1,639           1,593           2,521           2,525
  Legal and accounting                       46,111           5,463         118,347          20,742
  Office                                      6,643           8,783          29,417          11,758
  Rent                                        9,757           8,358          28,124          24,521
  Repairs and maintenance                         -           1,535               -           8,886
  Research and development                        -               -             995           1,977
  Salaries and employee benefits             54,963          35,544         146,405          91,614
  Stock based compensation                      956               -           4,104               -
  Telephone and utilities                     1,549           2,394           7,958          12,128
---------------------------------------------------------------------------------------------------

                                            152,496          86,526         485,070         245,851
---------------------------------------------------------------------------------------------------

LOSS FOR THE PERIOD                        (113,787)        (41,257)       (393,503)       (172,580)

DEFICIT, beginning of period                                               (425,121)       (154,151)
---------------------------------------------------------------------------------------------------

DEFICIT, end of period                 $               $               $   (818,624)   $   (326,731)
===================================================================================================


LOSS PER SHARE (BASIC
  AND DILUTED)                         $      (0.01)   $      (0.00)   $      (0.03)   $      (0.02)
===================================================================================================

WEIGHTED AVERAGE NUMBER
  OF SHARES (BASIC AND DILUTED)          11,714,535      10,602,892      11,690,799      10,602,892
===================================================================================================

HEMPTOWN CLOTHING INC.

CAPTION>
Statement of Cash Flows
(Unaudited)
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------
                                                Three months ended              Nine months ended
                                                   September 30,                   September 30,
                                               2003            2002            2003            2002
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
 Loss for the period                   $   (113,787)   $    (41,257)   $   (393,503)   $   (172,580)
  Items not involving cash:
    Amortization                              3,385             953           9,532           2,699
    Stock based compensation and
     imputed interest                           956               -           4,104               -
---------------------------------------------------------------------------------------------------

                                           (109,446)        (40,304)       (379,867)       (169,881)

Changes in non-cash working capital items:
   Decrease (increase) in accounts
     receivable                               9,165         (29,694)         23,753        (144,034)
   Decrease (increase) in inventories        30,070         (43,518)         54,080        (139,411)
   Increase in prepaid expenses             (11,735)        (23,197)        (10,119)        (27,700)
   Increase (decrease) in capital lease
     obligation                                 370               -          (2,050)              -
   Increase (decrease) in accounts payable   11,235         (16,183)         90,614          27,749
---------------------------------------------------------------------------------------------------

                                            (70,341)       (152,896)       (223,589)       (453,277)
---------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of capital assets                 (4,066)         (1,902)        (12,579)        (11,557)
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Shares issued for cash                          -         107,363          40,000         534,827
  Draws from line of credit                  43,079               -          43,079               -
  Increase (decrease) in loans from
    shareholders                             34,885               -          34,536         (50,459)
---------------------------------------------------------------------------------------------------

                                             77,964         107,363         117,615         484,368
---------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH     (10,391)        (16,041)         43,151           2,143
---------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                 (6,834)        (63,476)        (75,402)         21,677

CASH AND CASH EQUIVALENTS, beginning of
  period                                     56,886         160,793         125,454          75,640
---------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of
  period                               $     50,052    $     97,317    $     50,052    $     97,317
===================================================================================================

                                   -7-
<PAGE.
HEMPTOWN CLOTHING INC.

Statements of Shareholders' Equity
Period Ended September 30, 2003
(Expressed in US Dollars)
-------------------------------------------------------------------------------------------------
                                                            Accumulated
                                                                  other
                                 Common shares     Additional     comp-                     Total
                             -------------------      paid-in rehensive              Shareholders'
                                 Shares   Amount      capital    (loss)      Deficit       equity
-------------------------------------------------------------------------------------------------
BALANCE, December 31, 2002   11,634,535   $    -   $  760,567  $  1,778  $  (425,121)  $  337,224
Exercise of stock options
 at $0.50 per share              80,000        -       40,000         -            -       40,000

Stock based compensation              -        -        4,104         -            -        4,104

Components of comprehensive
 income (loss)

  - foreign currency translation      -        -            -    43,151            -       43,151
  - net (loss) for the period         -        -            -         -     (393,503)    (393,503)
                                                                                       ----------
Total comprehensive loss                                                                 (350,352)
-------------------------------------------------------------------------------------------------

BALANCE, September 30, 2003  11,714,535   $    -   $  804,671  $ 44,929  $  (818,624)  $   30,976
=================================================================================================

HEMPTOWN CLOTHING INC.

Notes to Financial Statements
Nine Months Ended September 30, 2003
(Unaudited)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     Hemptown Clothing Inc. (the "Company" or "Hemptown") was incorporated in the Province of British Columbia, Canada on October 6, 1998 and is in the business of clothing manufacturing.

     These interim financial statements are presented in accordance with Canadian Generally Accepted Accounting Principles ("GAAP").

     These interim financial statements have been prepared using the same accounting policies and methods of their application as the most recent annual financial statements of the Company. These interim financial statements do not include all disclosures normally provided in the annual financial statements and should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2002.

     In management's opinion, all adjustments necessary for fair presentation have been included in these interim financial statements. Interim results are not necessarily indicative of the results expected for the fiscal year.

2.   SIGNIFICANT ACCOUNTING POLICIES

     a)   Inventories

          Inventories of clothing are valued at the lower of cost and net realizable value. Cost includes all direct material and direct labour incurred during the manufacturing process.

     b)   Capital Assets

          Capital assets are stated at cost and amortized using the following methods:

             Computer equipment          30% declining balance
             Computer software           100% declining balance
             Furniture and fixtures      20% declining balance
             Leasehold improvements      30% declining balance
             Production equipment        20% declining balance
             Website                     5 year straight-line
             Assets under capital lease  straight-line over term of lease

     c)   Foreign Currency Translation

          The Company's functional currency is Canadian dollars. The Company translates its functional currency to the reporting currency in U.S. dollars using the Current Rate Method. Assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the year-end. Revenues and expenses are translated throughout the year at the exchange rate prevailing at the date of receipt or payment. Unrealized gains or losses from such transactions are reported as a separate component of shareholders' equity.

HEMPTOWN CLOTHING INC.

Notes to Financial Statements
Nine Months Ended September 30, 2003
(Unaudited)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     d)   Revenue Recognition

          Revenue is recognized upon the shipment of the goods to customers.

     e)   Use of Estimates

          The preparation of financial statements in conformity with Canadian GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results may differ from those estimates.

     f)   Income Taxes

          Income taxes are accounted for using the asset and liability method pursuant to Section 3465, Income Taxes, of THE HANDBOOK OF THE CANADIAN INSTITUTE OF CHARTERED ACCOUNTANTS. Future taxes are recognized for the tax consequences of "temporary differences" by applying enacted or substantively enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and tax basis of existing assets and liabilities. The effect on deferred taxes for a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. In addition, Section 3465 requires the recognition of future tax benefits to the extent that realization of such benefits is more likely than not.

     g)   Stock-Based Compensation

          The Company adopted the fair value method to account for stock-based compensations for all of its "Stock Option Plan" since inception (see Note 7). The fair value of stock options is determined by the Black-Scholes Option Pricing Model with assumptions for risk-free interest rates, dividend yield, the volatility factor of the expected market price of the Company's common shares and the expected life of options.

     h)   Cash Equivalents

          Cash equivalents usually consist of highly liquid investments that are readily convertible into cash with maturity of three months or less when purchased.

HEMPTOWN CLOTHING INC.

Notes to Financial Statements
Nine Months Ended September 30, 2003
(Unaudited)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd)

     i)   Earnings (Loss) Per Share

          Basic earnings (loss) per share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share amounts are calculated giving effect to the potential dilution that would occur if securities or other contracts to issue common shares were exercised or converted to common shares using the treasury method. The treasury stock method assumes that proceeds received from the exercise of stock options and warrants are used to repurchase common shares at the prevailing market rate.

3.   FINANCIAL INSTRUMENTS

     a) The Company's financial instruments consist of cash, accounts receivable, notes payable, accounts payable and accrued liabilities, capital lease obligation and amounts due from/to shareholders. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.

     b) On October 2, 2002, the Company issued a $50,000 promissory note and 200,000 warrants to a shareholder of the Company in exchange for cash. The loan is interest free, secured by a mortgage on property of another shareholder, and is convertible @ $2.00 per share at the option of the loan holder. The term is for one year and is payable on October 2, 2003 (see Note 10b) and Item 2).

          Application of the provisions of CICA Accounting Recommendation 3860, "Financial Instruments", to the above convertible debt instruments resulted in immaterial equity elements being attributable to the instruments. Accordingly, all of the instruments have been recorded as debt.

     c) During the period the Company utilized a line of credit with interest bearing at the prime business rate plus 1.5%. The loan is secured by the receivables of the Company and due on demand. Insurance policies are in place to guarantee collectibility of the receivables and cover any additional amounts payable under the line of credit.

     d) Outstanding shareholder loan receivables are charged interest equivalent to the Company's borrowing line of credit (see Note 3(c)). The loan is unsecured with no specific terms of repayment.

HEMPTOWN CLOTHING INC.

Notes to Financial Statements
Nine Months Ended September 30, 2003
(Unaudited)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------

4.   CAPITAL ASSETS

     -----------------------------------------------------------------------------------

                                                                          Net Book Value
                                                            Net Book Value  December 31,
                                                Accumulated  September 30,          2002
                                         Cost  Amortization           2003     (Audited)
     -----------------------------------------------------------------------------------
     Computer equipment             $   6,105     $   2,689      $   3,416     $   3,774
     Furniture and fixtures             3,539         1,007          2,532         2,019
     Leasehold improvements             7,986         2,262          5,724         2,723
     Production equipment               8,231         3,357          4,874         4,908
     Website                           10,073         3,153          6,920         4,946
     Computer equipment under
       capital lease                    3,068           447          2,621           793
     Telephone equipment under
       capital lease                    2,608         2,051            557           805
     Computer software under capital
       lease                           12,269        10,647          1,622         5,251
     -----------------------------------------------------------------------------------
                                    $  53,879     $  25,613      $  28,266    $   25,219
     ===================================================================================

5.   COMMITMENTS

     a) The Company is committed to current annual lease payments totalling $65,500 (2002 - $78,700) for premises under lease. The lease expires in 2006. Approximate minimum lease payments over the next four years are as follows:

               2003                  $   6,400
               2004                     26,500
               2005                     27,900
               2006                      4,700
               -------------------------------
                                     $  65,500
               ===============================

HEMPTOWN CLOTHING INC.

Notes to Financial Statements
Nine Months Ended September 30, 2003
(Unaudited)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------

5.   COMMITMENTS (cont'd)

     b)   Obligations Under Capital Leases

          The future minimum lease payments are as follows at September
          30, 2003:

                                                         September 30,
                                                                  2003
          --------------------------------------------------------------
          2003                                             $     2,222
          2004                                                   1,158
          2005                                                     646
          2006                                                     646
          2007                                                     323
          --------------------------------------------------------------
          Total future minimum lease payments                    4,995

          Less:  Amount for interest portion                      (195)
          --------------------------------------------------------------
          Present value of net minimum lease payments            4,800

          Less:  Principal due within one year                   3,128
          --------------------------------------------------------------

          Long-term obligations under capital leases       $     1,672
          ==============================================================

          These capital leases bear interest ranging from 6.5% to 8.5% per annum. The liabilities are effectively secured as the rights to the leased assets revert to the lessor in the event of default.

6.   SHARE CAPITAL

     a)   Authorized:

               100,000,000 common shares without par value.

     b)   Issued and outstanding:

                                    Number of Shares        Amount
          --------------------------------------------------------
          BALANCE, DECEMBER 31, 2002      11,634,535    $  760,148

          Shares issued for exercise of
          options                             80,000        40,000
          --------------------------------------------------------
          BALANCE, SEPTEMBER 30, 2003     11,714,535    $  800,148
          ========================================================

HEMPTOWN CLOTHING INC.

Notes to Financial Statements
Nine Months Ended September 30, 2003
(Unaudited)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------

6.   SHARE CAPITAL (cont'd)

     c)   Share Purchase Warrants

          On September 24, 2002, and pursuant to a 'Waiver of Rights' agreement, the Company allotted 2,300,000 common shares with the use of the following share purchase warrants:

          (i) 900,000 "Warrant Units" were allotted as part of a loan agreement whereby the lenders may lend up to $1,800,000 to the Company. During the period the loan agreement expired with no funds being lent to the Company and no Warrant Units being issued.

          (ii) October 2, 2002 200,000 warrants were issued in connection with the issuance of a $50,000 interest-free note payable (see Note 3(b)).

         (iii) February 19, 2003 150,000 Warrant Units were issued in lieu of consulting services performed for the Company. The fair value ($2,698) of these warrant units is recognized as consulting services and fully expensed in the current period.

          Share purchase warrants outstanding at September 30, 2003 are:

               Number of
                Warrants       Exercise Price     Expiry Date
               ---------       --------------     -----------
               200,000 *           $2.00          October 2, 2003
               150,000 **          $2.00          September 18, 2005
               -------
               350,000
               =======

          * Each warrant entitles the holder to acquire one common share of the Company at a price of $2.00.

          ** Each Warrant Unit consists a right to purchase one common share at a price of $2.00, plus one piggyback warrant, which consists of a right to purchase one common share at a price of $4.00. The piggyback warrants expire one year from the exercise of the Warrant Units.

HEMPTOWN CLOTHING INC.

Notes to Financial Statements
Nine Months Ended September 30, 2003
(Unaudited)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------

7.   STOCK OPTION PLAN

     On September 10, 2003, the Company adopted a new "Stock Option Plan" pursuant to which the Company can grant up to a maximum of 11,634,535 common shares of the Company's share capital through various stock options.

     The Company accounts for its stock options under its Stock Option Plan in accordance with the fair value based method of accounting for stock-based compensation. The resulting fair value of these options has been calculated to be Nil. As a result, no compensation cost has been charged to income.

     A summary of the status of the Company's Stock Option Plan as of September 30, 2003 is presented below:

                                                                Weighted-Average
                                                       Shares     Exercise Price
          ----------------------------------------------------------------------
          Options outstanding, December 31, 2002      967,000        $      0.50

          Options exercised during the period         (80,000)       $      0.50

          Options granted during the period         1,115,500        $      0.75

          Options cancelled during the period         (50,000)       $      0.50
          ----------------------------------------------------------------------
          Options outstanding, September 30, 2003   1,952,500        $      0.64
          ----------------------------------------------------------------------

                         Options Outstanding                     Options Exercisable
          --------------------------------------------------  ------------------------
                                          Weighted
                                           Average  Weighted                  Weighted
               Range of                  Remaining   Average                   Average
               Exercise        Number  Contractual  Exercise         Number   Exercise
                 Prices   Outstanding    Life (yr)     Price    Exercisable      Price
          --------------------------------------------------  ------------------------
          $0.01 - $0.50       837,000         3.2      $0.50        837,000      $0.50
          $0.51 - $1.00     1,115,500         3.2      $0.75              -      $0.75
          --------------------------------------------------  ------------------------
                            1,952,500         3.2       $.64        837,000      $0.50
          ==================================================  ========================

HEMPTOWN CLOTHING INC.

Notes to Financial Statements
Nine Months Ended September 30, 2003
(Unaudited)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------

8.   RELATED PARTY TRANSACTIONS

     During 2002, a consulting fee of $15,000 was paid to a shareholder of the Company for promotional and consulting services. The fee was for a period of service of 24 months ending August 31, 2004. The amount is being charged to operations over the term of the contract. $1,875 was expensed in the current period.

9.   COMPARATIVE FIGURES

     Certain comparative figures have been reclassified to conform to the financial statement presentation adopted for the current period.

10.  SUBSEQUENT EVENTS

     a) At September 30 2003, it was determined the Company had temporarily violated its borrowing limit for its operating line of credit. The financial institution is aware of the breach and, as of this report date, the financial institution is satisfied that the conditions of the loan are being maintained and intends to continue the line of credit. The line of credit is secured by the Company's receivables. Insurance policies have been implemented to guarantee collection of receivables and to cover any amounts payable under the line of credit.

     b) The note payable due October 2, 2003 has not been repaid as of this report date. As the note is secured by a shareholder of the Company the holder of the note has verbally agreed to extend the term of the loan - it is now a demand loan. There are no formal terms for repayment or interest requirements.

11. RECONCILIATION OF CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     The financial statements have been prepared in accordance with Canadian GAAP, which differ in some respects from U.S. GAAP. The consolidated statement of shareholders' equity, prepared in accordance with the US GAAP as required, is now presented as an additional schedule.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our financial statements and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of its development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. Our actual results could differ materially from the results discussed in the forward-looking statements.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2003 AND
SEPTEMBER 30, 2002

RESULTS OF OPERATIONS
-------------------------------------------------------------------------
                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                     2003           2002       %CHANGE

Revenues                         $  388,000     $  377,000         3%
Gross Margin                     $   92,000     $   73,000        25%
Net Loss                         $ (394,000)    $ (173,000)      128%
Basic and Diluted Earnings
(Loss) per Share                 $  (.03)       $  (.02)

-------------------------------------------------------------------------

The results of the first nine months of 2003 are a product of our continued focus on attempting to build market share for our hemp imprint clothing. Due to inventory financing constraints, Hemptown was unable to pursue and fulfill all the orders we might otherwise have had. As a result, overall sales for the first nine months of 2003 are up only marginally from 2002. This constraint on inventory has since been addressed and it is anticipated that the results of this will become
apparent in our projected sales volumes in Q4.   Our 2003 margins have
improved substantially over 2002 due to our ongoing efforts to make our hemp apparel more competitive with cotton. Our targeted investments in marketing have been maintained in 2003 to continue to increase market awareness. Hemptown has pursued an aggressive growth strategy based on our past success and current business plan; which anticipated the need to continue equity funding until break-even levels were established. External fund raising was less successful than anticipated in 2003 and, thus, internally generated cash resources from the Company have been required to fund our operations at below break-even levels. We have recently put operating credit facilities in place to help alleviate this situation. In July 2003, we established an accounts receivable financing arrangement with a local financial institution, which was put in place in conjunction with an Export Development Canada (EDC) international purchase order and an accounts receivable insurance program. This credit facility has allowed us to fulfill sales orders put in place in Q3, although any results of the Q3 sales efforts will not be realized as sales until Q4 as discussed in greater detail below.

REVENUE AND GROSS MARGINS
-------------------------------------------------------------------------

Total revenues in the first nine months of 2003 were $388,000 compared to $377,000 in the first nine months of 2002, a slight increase of $11,000 or 3%. This increase in sales revenue is less than we anticipated, and is primarily due to smaller order levels being pursued as a result of maintaining lower inventory levels in the first nine months of 2003. Inventory was constrained by capital resources. In July 2003, Hemptown secured a $74,000 (Cdn$100,000) operating line of credit with a local financial institution that facilitated placement of a large production order from our manufacturer in China. This inventory, which was received after September 30th, has enabled fulfillment of Q3 backorders in the early stages of the fourth quarter. Unfulfilled Q3 sales orders, which are anticipated to be realized in Q4, total over $285,000, with additional confirmed Q4 orders of $150,000 as of November 3, 2003.

Gross profits in the first nine months of 2003 were $92,000 (24% of sales), up from $73,000 (19% of sales) for the same period in 2002. This 21% increase in gross margin as a percentage of sales reflects our ongoing efforts to reduce our production costs. During Q3 we changed our third party logistics provider (the warehousing and shipping of our products in the U.S.) to achieve both cost savings and increased efficiency in the delivery of our products. Also in Q3 we have started to maintain an inventory of pre-spun hemp/cotton yarn in China to shorten our production turn around time. We are constantly striving to make our hemp/cotton blend products more cost competitive with cotton, while maintaining target margins of 30% across our product line.

OPERATING EXPENSES
-------------------------------------------------------------------------

Total operating expenses in the first nine months of 2003 were $485,000, compared to $246,000 in the same nine months last year, an increase of $239,000 or 97%. This increase was predominantly the result of our continued investment in marketing and professional fees incurred in conjunction with our various U.S. securities regulatory filings. Our investment in building brand awareness and general market awareness of the benefits of hemp clothing is imperative for the growth of the Company. Hemptown intends to continue investing similar amounts on advertising and marketing in Q4 of this year and for the foreseeable future.

In the first nine months of 2003 advertising and promotion costs totaled $69,000, versus $57,000 for the same period in 2002, an increase of 21%. 2003 marketing expenses are comprised predominantly of expenses for attendance at major North American tradeshows, as well as ongoing advertising campaigns, both on the web and in industry relevant print media. The Company has had encouraging success with initial orders from U.S. distributors; the result of our trade show attendance and investments in travel and marketing to those areas expressing interest in our hemp products.

Legal and accounting fees incurred in the first nine months of 2003 were $118,000 compared with $21,000 in the same period of 2002, an increase of $97,000 (or 462%). These professional fees incurred in both years are substantially all related to our various U.S. securities regulatory filings.

Salaries and benefits for the nine months ended September 30, 2003 were $146,000, up from $92,000 for the same period in 2002, a 60% increase. This rise is a result of increased full-time staff in 2003 over 2002 staffing levels to support and generate our growing operations and marketing activities. We hired a production manager in Q3 to ensure ongoing efficiencies with our order management and new product development. Certain management of Hemptown have deferred receipt of $35,000 of their salaries to help cash flows in Q3 of 2003.

Hemptown incurred $48,000 in consulting fees in the first three quarters of 2003 ($0 in 2002). Of this amount, $40,000 was paid for using the proceeds from the exercise of stock options by a key consultant providing consulting services in Q1. These fees were incurred mainly to provide introductions into, and create brand awareness of Hemptown within, the socially responsible investment community, a fast-growing segment of the market that we believe is a natural fit for our Company's future.

General office costs were $29,000 in the first nine months of 2003, up from $12,000 in the same period of 2002, a 142% increase. This increase is predominantly the result of administrative expenses incurred to support the activities of our sales and marketing efforts.

NET INCOME
-------------------------------------------------------------------------

The net loss for the first nine months of 2003 was $394,000, compared to a loss of $173,000 for the first nine months of 2002, an increase of $221,000 or 128%. Basic and diluted loss per share was $(0.03) for the first nine months of 2003 and $(0.02) for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------------------------------------------------

Hemptown ended the third quarter of 2003 with cash and cash equivalents of $50,000, a decrease of $75,000 from our cash position of $125,000 at December 31, 2002. The Q3 component was a decrease of $7,000 from June 30, 2003. This compares with a net cash increase of $6,000 in Q2 of 2003, net cash decrease of $74,000 in Q1 of 2003, net cash increase of $28,000 in Q4 of 2002 and net cash decrease of $63,000 in Q3 of 2002. Although we expect to generate positive cash flow from future operations, we are continuing to pursue external financing alternatives to improve our working capital position and to grow the business to the greatest possible extent.

Our cash outflows from operations for the first nine months of 2003 were $(224,000) as compared to $(453,000) for the same period in 2002. This decrease of cash used in operations in 2003 is attributable mainly to the decreases in inventory and accounts receivable and the increases in accounts payable. The decreases in inventory and accounts receivable have resulted from financing of our below break-even operations with internally generated cash resources in 2003 as discussed in the results of operations. The increases in accounts payable are substantially the result of professional fees incurred in relation to our various U.S. securities regulatory filings.

Cash outflows from investing activities are comprised solely of capital asset expenditures for both 2003 and 2002. Capital asset additions in the first three quarters of 2003 totaled $13,000, and $12,000 in 2002. The 2003 additions were predominantly for leasehold improvements at our Vancouver showroom/warehouse facility and computer and office equipment additions. The 2002 expenditures were predominantly for computer equipment and on our trademark and website. There are no significant ongoing capital commitments.

Our cash inflows from financing activities for the nine months ended September 30, 2003 totaled $118,000. We raised $40,000 in equity financing in the first nine months of 2003, through the exercise of stock options, draws on our operating line of credit have provided $43,000 and shareholder advances resulting from salary deferrals totaled $35,000.

The effects of exchange rates on cash generated a gain of $43,000 in the first nine months of 2003. This was the result of the substantial strengthening of the Canadian dollar against the U.S. dollar in 2003.

We have been, since our inception, reliant on external investment to finance ongoing operations, as we are not yet operating profitably.
While we anticipate achieving profitable operations in the fourth quarter of 2003, you should be cautioned that there can be no assurance that revenue, margins and profitability of the Company will increase, or be sufficient to support our operations in the long term. In addition, we have a $50,000 cash payment which was due to a noteholder on October 2, 2003, and which remains unpaid. The noteholder has verbally extended the term of the loan and it is now considered to be a demand loan. The note is secured by a shareholder of the Company. In the event that the noteholder demands payment of the note, to the extent that this payment seriously depletes cash levels, we will need to seek additional capital. If we do, there can be no assurance that we will be successful in raising a sufficient amount of additional capital or in internally generating a sufficient amount of capital to meet long-term requirements.


CORPORATE DEVELOPMENTS FOR THE YEAR TO DATE PERIOD
-------------------------------------------------------------------------

A synopsis of corporate highlights for the year to date is as follows:

1. On June 27, 2003 we entered into a international purchase order and accounts receivable insurance program with Export Development Canada
   (EDC).

2. In July of 2003 Hemptown secured a $74,000 ($100,000CDN) operating line of credit with a local financial institution in order to increase inventory levels and meet sales demand.

3. In Q3 of this year purchase orders of $285,000 were taken which are to be shipped in Q4.

4. Between September 5th- 7th of this year we participated in the Imprintable Sportswear Show in Fort Worth Texas, generating immediate and ongoing sales for a nearby U.S. distributor.

5. On August 15th of this year we changed our U.S. third party logistics provider. Based on past service levels, this could save up to $20,000 per year.

6. On Oct 1st of this year we hired a production manager to streamline Hemptown's order management and new product development in anticipation of larger sales volumes.

7. On October 7th of this year we signed private label manufacturing contracts with two major British Columbia companies for delivery in Q4 of this year and in 2004. These orders are in excess of $50,000

8. Our shipped sales in the first three weeks of Q4 have exceeded our total sales in Q3 of this year.

ENVIRONMENTAL MATTERS

We operate with a high level of respect for protecting the environment and are not aware of circumstances that would create any significant financial responsibility for environmental matters.

MANAGEMENT AND FINANCIAL CONTROLS

We maintain accounting and disclosure policies, procedures and controls that are sufficient, in the opinion of management, to result in reliable financial reports and disclosure and provide adequate controls over our assets.

BUSINESS RISKS AND FUTURE OUTLOOK

The demand for our products is largely dependent upon the level of acceptance and understanding of hemp fiber in the wholesale and consumer sectors. Market size for hemp clothing products and our relative share of this market will be affected by a number of factors, which include general understanding and awareness, continuing growth in environmental awareness, taxation and government regulations and general economic conditions. We are attempting to mitigate some of these risks through education and employing athletes and other spokespeople to endorse our products.

As we continue to expand our operations internationally, we must be aware of any inherent business risks associated with doing so. We have attempted to mitigate these risks by establishing distribution channels with partners who are familiar with the regional jurisdictions being explored.

We believe our liability and property insurance is adequate and consistent with common industry practice.

FOREIGN CURRENCY EXCHANGE

A significant and growing portion of our revenue is received in U.S. dollars and a substantial portion of the Company's operating expenses is incurred in Canadian dollars. As a result, a change in the value of the Canadian dollar relative to the U.S. dollar could materially affect the Company's operating results. Although the Canadian dollar has had a significant rise relative to the U.S. dollar, this has not affected operations in a significant way. Foreign currency translation gains and losses arising from normal business operations are reported as a separate component of shareholders' equity.

ITEM 3. CONTROLS AND PROCEDURES

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

     (b) CHANGES IN INTERNAL CONTROLS. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     N/A

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     N/A

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     N/A

ITEM 5. OTHER INFORMATION

     N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit List

          11.1 Statement re: computation of per share earnings

          31.1 Certificate pursuant to Rule 13a-14(a)

          31.2 Certification pursuant to Rule 13a-14(a)

          32.1 Certificate pursuant to 18 U.S.C. Subsection 1350

          32.2 Certificate pursuant to 18 U.S.C. Subsection 1350

     (b)  Reports on Form 8-K:

          None

                               SIGNATURES
                               ----------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HEMPTOWN CLOTHING INC.

Date: November 10, 2003            Per:  /s/ Jerry Kroll
                                       -------------------------------
                                         Jerry Kroll
                                         President, CEO, Director


Date: November 10, 2003            Per:  /s/ Jason Finnis
                                       -------------------------------
                                         Jason Finnis
                                         Secretary, Director


Date: November 10, 2003            Per:  /s/ Robert Edmunds
                                       -------------------------------
                                         Robert Edmunds
                                         CFO, Director