Form 10QSB
period 2003-06-30
HEMPTOWN CLOTHING INC
filed 2003-11-20
CIK 1210294

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2003         Commission File Number 333-102081

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 11,754,535 shares as of October 31, 2003.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:

                           Yes       No  X
                              -----    -----

                            TABLE OF CONTENTS
                            -----------------


PART I     FINANCIAL INFORMATION


Item 1    Financial Statements . . . . . . . . . . . . . . . . . . . . .3


Item 2.   Management's Discussion and Analysis or Plan of Operation. . 16


Item 3.   Controls and Procedures. . . . . . . . . . . . . . . . . . . 20


Part II   OTHER INFORMATION


Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 21


Item 2.   Changes in Securities and Use of Proceeds. . . . . . . . . . 21


Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . . 21


Item 4.   Submission of Matters to a Vote of Securities Holders. . . . 21


Item 5.   Other Matters. . . . . . . . . . . . . . . . . . . . . . . . 21


Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 21


          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . 22

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



               HEMPTOWN CLOTHING INC.

               Financial Statements
               (Expressed in U.S. Dollars)

               June 30, 2003



               INDEX
               -----

               Balance Sheet

               Statement of Operations and Deficit

               Statement of Cash Flows

               Notes to Financial Statements

HEMPTOWN CLOTHING INC.

Balance Sheet
June 30, 2003
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
-----------------------------------------------------------------------------------------------
                                                                June 30,2003  December 31, 2002
-----------------------------------------------------------------------------------------------
                                                                                      (Audited)
ASSETS

CURRENT
  Cash and cash equivalents                                      $     56,886      $    125,454
  Accounts receivable                                                 100,539           115,127
  Inventories                                                         166,104           190,114
  Prepaid expenses                                                     32,179            33,795
-----------------------------------------------------------------------------------------------
                                                                      355,708           464,490

DUE FROM A SHAREHOLDER (note 3c)                                       15,350            15,000

CAPITAL ASSETS (note 4)                                                27,585            25,219
-----------------------------------------------------------------------------------------------

                                                                 $    398,643      $    504,709
===============================================================================================

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                       $    190,014      $    110,635
  Note payable (note 3b)                                               50,000            50,000
  Capital lease obligation (note 5b)                                    4,310             6,385
-----------------------------------------------------------------------------------------------
                                                                      244,324           167,020

CAPITAL LEASE OBLIGATION (note 5b)                                        120               465
-----------------------------------------------------------------------------------------------

                                                                      244,444           167,485
-----------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

SHARE CAPITAL (note 6)                                                800,148           760,148

CONTRIBUTED SURPLUS                                                     3,567               419

FOREIGN CURRENCY TRANSLATION                                           55,323             1,778

DEFICIT                                                              (704,839)         (425,121)
-----------------------------------------------------------------------------------------------

                                                                      154,199           337,224
-----------------------------------------------------------------------------------------------

                                                                 $    398,643      $    504,709
===============================================================================================

COMMITMENTS (note 5)




APPROVED BY THE DIRECTORS:
                               -------------------------    -------------------------
                               Director                     Director

HEMPTOWN CLOTHING INC.

Statement of Operations and Deficit
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)

---------------------------------------------------------------------------------------------------
                                                Three months ended               Six months ended
                                                     June 30,                        June 30,
                                               2003            2002            2003            2002
---------------------------------------------------------------------------------------------------
SALES                                  $    139,599    $    145,305    $    278,744    $    212,293

COST OF GOODS SOLD                          113,090         104,859         225,886         184,508
---------------------------------------------------------------------------------------------------

GROSS MARGIN                                 26,509          40,446          52,858          27,785
---------------------------------------------------------------------------------------------------

EXPENSES
  Advertising and promotion                  12,366          10,086          50,507          40,139
  Amortization                                3,370             865           6,147           1,732
  Automobile                                    741             607           1,640           1,412
  Bad debts                                   2,831               -           5,232               -
  Bank charges and interest                   4,161           2,317           5,147           3,941
  Consulting fees                                 -               -          47,651               -
  Insurance                                     579             184             882             924
  Legal and accounting                       68,186           9,057          72,236          15,161
  Office                                     11,108           6,292          22,774           9,919
  Rent                                        9,629           8,400          18,367          16,038
  Repairs and maintenance                         -             968               -           2,090
  Research and development                        -             331             995           1,962
  Salaries and employee benefits             42,539          28,237          91,442          55,636
  Stock based compensation                        -               -           3,148               -
  Telephone and utilities                     2,951           3,454           6,409           8,285
---------------------------------------------------------------------------------------------------

                                            158,461          70,798         332,576         157,239
---------------------------------------------------------------------------------------------------

LOSS FOR THE PERIOD                        (131,952)        (30,352)       (279,718)       (129,454)

DEFICIT, beginning of period                                               (425,121)       (154,151)
---------------------------------------------------------------------------------------------------

DEFICIT, end of period                 $               $               $   (704,839)   $   (283,605)
===================================================================================================

LOSS PER SHARE (BASIC
  AND DILUTED)                         $      (0.01)   $       0.00    $      (0.02)   $      (0.01)
===================================================================================================

WEIGHTED AVERAGE NUMBER
  OF SHARES (BASIC AND DILUTED)          11,714,535      10,193,931      11,678,734      10,193,931
===================================================================================================

HEMPTOWN CLOTHING INC.

Statement of Cash Flows
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)

---------------------------------------------------------------------------------------------------
                                                Three months ended               Six months ended
                                                     June 30,                        June 30,
                                               2003            2002            2003            2002
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
 Loss for the period                   $   (131,952)   $    (30,352)   $   (279,718)   $   (129,454)
  Item not involving cash:
    Amortization                              3,370             865           6,147           1,732
    Stock based compensation                      -               -           3,148               -
---------------------------------------------------------------------------------------------------

                                           (128,582)        (29,487)       (270,423)       (127,722)

Changes in non-cash working capital items:
   Decrease (increase) in accounts
     receivable                               1,917         (64,605)         14,588        (114,340)
   Decrease (increase) in inventories        (7,999)        (31,987)         24,010         (95,893)
   Decrease (increase) in prepaid
     expenses                                (3,990)           (202)          1,616          (4,501)
   Decrease (increase) in deferred costs     24,691               -               -               -
   Increase (decrease) in capital lease
     obligation                              (1,449)              -          (2,420)              -
   Increase (decrease) in accounts payable   92,304          19,817          79,379          43,932
---------------------------------------------------------------------------------------------------

                                            (23,108)       (106,464)       (153,250)       (298,524)
---------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of capital assets                 (3,340)         (6,891)         (8,513)         (9,643)
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Issuance of share capital                       -           6,000          40,000         427,464
  Increase (decrease) in loans from
    shareholders                               (350)              -            (350)        (50,459)
---------------------------------------------------------------------------------------------------

                                               (350)          6,000          39,650         377,005
---------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH      32,003          18,476          53,545          16,315
---------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH POSITION          5,205         (88,879)        (68,568)         85,153

CASH POSITION, beginning of period           51,681         249,672         125,454          75,640
---------------------------------------------------------------------------------------------------

CASH POSITION, end of period           $     56,886    $    160,793    $     56,886    $    160,793
===================================================================================================

Hemptown Clothing Inc.

Statements of Shareholders' Equity
Six Month Period ended June 30, 2003
(Unaudited - Prepared by Management)
(Expressed in US Dollars)

-------------------------------------------------------------------------------------------------
                                                            Accumulated
                                                                  other
                                   Common shares   Additional     comp-                     Total
                               -------------------    paid-in rehensive              Shareholders'
                                 Shares     Amount    capital    (loss)      Deficit       equity
-------------------------------------------------------------------------------------------------
BALANCE, December 31, 2002   11,634,535   $760,148 $      419  $  1,778  $  (425,121)  $  337,224

Exercise of stock options at
 $0.50 per share                 80,000     40,000          -         -            -       40,000

Stock based compensation              -          -      3,148         -            -        3,148

Components of comprehensive
 income (loss)
  - foreign currency translation      -          -          -    53,545            -       53,545
  - net (loss) for the period         -          -          -         -     (279,718)    (279,718)
-------------------------------------------------------------------------------------------------
Total comprehensive loss                                                                 (226,173)
-------------------------------------------------------------------------------------------------

BALANCE, June 30, 2003       11,714,535   $800,148 $    3,567  $ 55,323  $  (704,839)  $  154,199
=================================================================================================

HEMPTOWN CLOTHING INC.

Notes to Financial Statements
Six Months Ended June 30, 2003
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------

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

HEMPTOWN CLOTHING INC.

Notes to Financial Statements
Six Months Ended June 30, 2003
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------

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

HEMPTOWN CLOTHING INC.

Notes to Financial Statements
Six Months Ended June 30, 2003
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------

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

     b) On October 2, 2002, the Company issued a $50,000 promissory note and 200,000 warrants to a shareholder of the Company in exchange for cash. The loan is interest free, secured by a mortgage on property of another shareholder, and is convertible @ $2.00 per share at the option of the loan holder. The term is for one year and is payable on October 2, 2003.

          Application of the provisions of CICA Accounting Recommendation 3860, "Financial Instruments", to the above convertible debt instruments resulted in immaterial equity elements being attributable to the instruments. Accordingly, all of the instruments have been recorded as debt.

     c) Outstanding shareholder loan receivables are charged interest equivalent to the Company's borrowing line of credit. The loan is unsecured with no specific terms of repayment.

HEMPTOWN CLOTHING INC.

Notes to Financial Statements
Six Months Ended June 30, 2003
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------

     -----------------------------------------------------------------------------------
4.   CAPITAL ASSETS
                                                                  Net Book      Net Book
                                                Accumulated          Value         Value
                                               Amortization      30-Jun-03     31-Dec-02
                                         Cost                                  (Audited)
     -----------------------------------------------------------------------------------
     Computer equipment             $   6,116     $   2,363      $   3,753     $   3,774
     Furniture and fixtures             3,545           877          2,668         2,019
     Leasehold improvements             8,000         1,889          6,111         2,723
     Production equipment               8,245         3,075          5,170         4,908
     Website                            8,154         2,703          5,451         4,946

     Computer equipment under
     capital lease                      1,196           636            560           793

     Telephone equipment under
     capital lease                      2,612         1,965            647           805

     Computer software under
     capital lease                     12,292         9,067          3,225         5,251
     -----------------------------------------------------------------------------------
                                    $  50,160     $  22,575      $  27,585     $  25,219
     ===================================================================================

5.   COMMITMENTS

     a) The Company is committed to current annual lease payments totalling $69,675 (2002 - $78,700) for premises under lease. The lease expires in 2006. Approximate minimum lease payments over the next four years are as follows:

               2003                  $  10,575
               2004                     26,500
               2005                     27,900
               2006                      4,700
               -------------------------------
                                     $  69,675
               ===============================

HEMPTOWN CLOTHING INC.

Notes to Financial Statements
Six Months Ended June 30, 2003
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------

5.   COMMITMENTS (cont'd)

     b)   Obligations Under Capital Leases

          The future minimum lease payments are as follows at June 30, 2003:

                                                              June 30,
                                                                  2003
          ------------------------------------------------------------
          2003                                             $     4,387
          2004                                                     146
                                                           -----------
          Total future minimum lease payments                    4,533

          Less:  Amount for interest portion                      -103
          ------------------------------------------------------------
          Present value of net minimum lease payments            4,430

          Less:  Principal due within one year                   4,310

          ------------------------------------------------------------
          Long-term obligations under capital leases       $       120

          ============================================================

          These capital leases bear interest ranging from 6.5% to 8.5% per annum. The liabilities are effectively secured as the rights to the leased assets revert to the lessor in the event of default.

6.   SHARE CAPITAL

     a)   Authorized:

               100,000,000 common shares without par value.

     b)   Issued and outstanding:

                                    Number of Shares        Amount
          --------------------------------------------------------
          BALANCE, DECEMBER 31, 2002      11,634,535    $  760,567

          Shares issued for exercise of
          options                             80,000        40,000
          --------------------------------------------------------
          BALANCE, JUNE 30, 2003          11,714,535    $  800,567
          ========================================================

HEMPTOWN CLOTHING INC.

Notes to Financial Statements
Six Months Ended June 30, 2003
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------

6.   SHARE CAPITAL (cont'd)

     c)   Share Purchase Warrants

          On September 24, 2002, and pursuant to a 'Waiver of Rights' agreement, the Company allotted 2,300,000 common shares with the use of the following share purchase warrants:

          (i) 900,000 "Warrant Units" were allotted as part of a loan agreement whereby the lenders may lend up to $1,800,000 to the Company. Lenders will be issued a single warrant unit for every $2.00 US lent to the company under the terms of the loan agreement..

          (ii) October 2, 2002 200,000 warrants were issued in connection with the issuance of a $50,000 interest-free note payable (see Note 3b)).

         (iii) February 19, 2003 150,000 Warrant Units were issued in lieu of consulting services performed for the Company.

          Share purchase warrants outstanding at June 30, 2003 are:

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

HEMPTOWN CLOTHING INC.

Notes to Financial Statements
Six Months Ended June 30, 2003
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------

7.   STOCK OPTION PLAN

     The Company accounts for its stock options under its Stock Option Plan in accordance with the fair value based method of accounting for stock-based compensation. The resulting fair value of these options has been calculated to be Nil. As a result, no compensation cost has been charged to income.

     A summary of the status of the Company's Stock Option Plan as of June 30, 2003 is presented below:

                                                                Weighted-Average
                                                       Shares     Exercise Price
          ----------------------------------------------------------------------
          Options outstanding, December 31, 2002      967,000        $      0.50

          Options exercised during the period         (80,000)       $      0.50

          Options granted during the period                 -        $         -

          Options cancelled during the period         (48,000)       $      0.50
          ----------------------------------------------------------------------
          Options outstanding, June 30, 2003          839,000        $      0.50
          ----------------------------------------------------------------------

                         Options Outstanding                     Options Exercisable
          --------------------------------------------------  ------------------------
                                          Weighted
                                           Average  Weighted                  Weighted
               Range of                  Remaining   Average                   Average
               Exercise        Number  Contractual  Exercise         Number   Exercise
                 Prices   Outstanding    Life (yr)     Price    Exercisable      Price
          --------------------------------------------------  ------------------------
          $0.01 - $0.50       839,000         3.4      $0.50        839,000      $0.50

          --------------------------------------------------  ------------------------
                              839,000         3.4       $.50        839,000      $0.50
          ==================================================  ========================

HEMPTOWN CLOTHING INC.

Notes to Financial Statements
Six Months Ended June 30, 2003
(Unaudited - Prepared by Management)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------

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


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

RESULTS OF OPERATIONS
-------------------------------------------------------------------------
                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                     2003           2002       %CHANGE

Revenues                         $  279,000     $  212,000        32%
Gross Margin                     $   53,000     $   28,000        89%
Net Loss                         $ (280,000)    $ (129,000)      117%
Basic and Diluted Earnings
(Loss) per Share                 $     (.02)    $     (.01)
-------------------------------------------------------------------------

The results of the first six months of 2003 are a product of our continued focus on attempting to build market share for our hemp imprint clothing. We have continued to realize strong sales growth and have vastly improved our margins realized on those increasing sales, but we have also continued our fundamental investments in marketing and infrastructure required to achieve profitable sales volumes going ahead. Sales for the first six months of 2003 reflect a solid increase from the comparable 2002 levels, and our marketing efforts have generated substantial interest in our hemp clothing lines that we expect to translate into stronger sales in the last half of 2003. Our 2003 margins have improved substantially over 2002 due to our ongoing efforts to reduce our production costs, which is imperative for our hemp apparel to be recognized in the market as a viable alternative to cotton products. Our targeted investments in marketing have been maintained in 2003 to continue to increase overall market awareness of the benefits of hemp apparel, and particularly those of Hemptown products. Hemptown has pursued an aggressive growth strategy based on our past success and current business plan, which anticipated the need to continue raising equity funding until break-even levels were established. External fund raising has been less successful than anticipated in the first half 2003 and internally generated cash resources from the Company have been required to fund our operations at below break-even levels, which has resulted in lower inventory levels then we had planned for. We have addressed this situation in Q2 through the establishment of an Export Development Canada (EDC) international purchase order and an accounts receivable insurance program on June 27, 2003. During Q2, we were also negotiating with a local financial institution to put operating credit facilities in place. As a result of putting the EDC insurance program in place, we established an accounts receivable financing arrangement with a local financial institution in

July, 2003. This credit facility will allow us to bring our inventories back up to the levels required to meet our sales growth targets.

REVENUE AND GROSS MARGINS
-------------------------------------------------------------------------

Total revenues in the first six months of 2003 were $279,000 compared to $212,000 in the first six months of 2002, an increase of $67,000 or 32%. While this solid increase in sales revenue reflects the increasing demand for our hemp products resulting from our continued marketing efforts, it is less than we were targeting for. In Q2, we concentrated on fulfilling smaller order levels than we had planned for as a result of maintaining lower inventory levels in the first six months of 2003. Inventory was constrained by capital resources. In July, 2003, Hemptown secured a $74,000 (Cdn$100,000) operating line of credit with a local financial institution that facilitated placement of a large production order from our manufacturer in China to rectify this inventory situation.

Gross profits in the first six months of 2003 were $53,000 (19% of sales), up from $28,000 (13% of sales) for the same period in 2002. This represents an 89% increase in overall gross margin and a 46% increase in gross margin as a percentage of sales in 2003 versus 2002. The 2003 gross margin of 19% was below our target margins of 30%. This was predominantly the result of our low inventory situation, which resulted in substantial additional shipping, duty and brokerage charges being incurred as a result of having to fill orders from two or three different warehouse locations. The 2002 comparative gross margins were abnormally low as a result of pushing out our higher cost Canadian manufactured products at a loss in Q1 of 2002, to seed demand for our lower cost Chinese manufactured products that were received and sold in Q2 of 2002. We are constantly striving to make our hemp/cotton blend products more cost competitive with the cotton products that currently dominate our market.

OPERATING EXPENSES
-------------------------------------------------------------------------

Total operating expenses in the first six months of 2003 were $333,000, compared to $157,000 in the same six months last year, an increase of $176,000 or 112%. This increase was predominantly the result of a combination of our continued investment in marketing and infrastructure, and professional fees incurred in conjunction with our various U.S. securities regulatory filings.

In the first six months of 2003 advertising and promotion costs totaled $51,000, versus $40,000 for the same period in 2002, an increase of 28%. 2003 marketing expenses are comprised predominantly of expenses for attendance at major North American tradeshows, as well as ongoing advertising campaigns, both on the web and in industry relevant print media. Our investment in building brand awareness and general market awareness of the benefits of hemp clothing is imperative for the growth of Hemptown and we intend to continue these expenditures for the foreseeable future.

Legal and accounting fees incurred in the first six months of 2003 were $72,000 compared with $15,000 in the same period of 2002, an increase of $57,000 (or 380%). These professional fees incurred in both years are substantially all related to our various U.S. securities regulatory filings.

Salaries and benefits for the six months ended June 30, 2003 were $91,000, up from $56,000 for the same period in 2002, a 63% increase. This rise is a result of increased full-time staff in 2003 over 2002 staffing levels to support and generate our growing operations and marketing activities.

Hemptown incurred $48,000 in consulting fees in the first two quarters of 2003 ($0 in 2002). Of this amount, $40,000 was paid for using the proceeds from the exercise of stock options by a key consultant providing consulting services in Q1. These fees were incurred mainly to provide introductions into, and create brand awareness of Hemptown within, the socially responsible investment community, a fast-growing segment of the market that we believe is a natural fit for our Company's future.

General office costs were $23,000 in the first six months of 2003, up from $10,000 in the same period of 2002, a 120% increase. This increase is predominantly the result of administrative expenses incurred to support the activities of our sales and marketing efforts.

NET INCOME
-------------------------------------------------------------------------

The net loss for the first six months of 2003 was $(280,000), compared to a loss of $(129,000) for the first six months of 2002, an increase of $(151,000) or 117%. Basic and diluted loss per share was $(0.02) for the first six months of 2003 and $(0.01) for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------------------------------------------------

Hemptown ended the second quarter of 2003 with cash and cash equivalents of $57,000, an increase of $5,000 from our cash position at March 31, 2003, but an overall decrease of $68,000 for the six month period from our cash position of $125,000 at December 31, 2002. This compares to an increase of $85,000 for the same six month period in 2002. The increase in cash position for the first two quarters of 2002 was predominantly the result of raising private placement equity funding, an activity which was not repeated in the first six months of 2003. Although we expect to generate positive cash flow from future operations, we are continuing to pursue external financing alternatives to improve our working capital position and to grow the business to the greatest possible extent.

Our cash outflows from operations for the first six months of 2003 were $(153,000) as compared to $(299,000) for the same period in 2002. This decrease of cash used in operations in 2003 is attributable mainly to the decreases in inventory and accounts receivable and the increases in accounts payable during the reporting period. The decreases in inventory and accounts receivable have resulted from financing of our below break-even operations with internally generated cash resources in 2003 as discussed in the results of operations. The increases in accounts payable are substantially the result of professional fees incurred in relation to our various U.S. securities regulatory filings.

Cash outflows from investing activities are comprised solely of capital asset expenditures for both 2003 and 2002. Capital asset additions in the first two quarters of 2003 totaled $9,000, versus $10,000 in the same period of 2002. The 2003 additions were predominantly for leasehold improvements at our Vancouver showroom/warehouse facility and computer and office equipment additions. The 2002 expenditures were predominantly for computer equipment

                                  -18-
<PAGE.
and capitalized outlays on our trademark and website. There are no significant ongoing capital commitments.

Our cash inflows from financing activities for the six months ended
June 30, 2003 totaled $40,000. We raised $40,000 in equity financing in the first six months of 2003, through the exercise of stock options versus $427,000 raised through private placements for the same period of 2002.

The effects of exchange rates on cash generated a gain of $54,000 in the first six months of 2003 as compared to a gain of $16,000 for the same period in 2002. This was the result of the substantial strengthening of the Canadian dollar against the U.S. dollar in the first half of 2003.

We have been, since our inception, reliant on external investment to finance ongoing operations, as we are not yet operating profitably. As at June 30, 2003, we had no ongoing bank indebtedness, although ongoing banking relationships have been developed and maintained. We have recently set up a Cdn$100,000 line of credit facility secured by accounts receivable and inventory, in addition to obtaining accounts receivable insurance with Export Development Canada. We have also secured favorable purchase payment terms from our suppliers in Asia of a 30% order deposit, with the balance payable in 90 days. While we anticipate achieving profitable operations in the fourth quarter of 2003, you should be cautioned that there can be no assurance that revenue, margins and profitability of the Company will increase, or be sufficient to support our operations in the long term. We are also continuing to pursue other external financing alternatives, although there can be no assurance that we will be successful in raising a sufficient amount of additional capital or in internally generating a sufficient amount of capital to meet our long-term requirements


CORPORATE DEVELOPMENTS FOR THE YEAR TO DATE PERIOD
-------------------------------------------------------------------------

A synopsis of corporate highlights for the year to date is as follows:

1. On June 27, 2003 we entered into an international purchase order and accounts receivable insurance program with Export Development Canada
     (EDC).

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

                                   HEMPTOWN CLOTHING INC.

Date: November 19, 2003            Per:  /s/ Jerry Kroll
                                       -------------------------------
                                         Jerry Kroll
                                         President, CEO, Director


Date: November 19, 2003            Per:  /s/ Jason Finnis
                                       -------------------------------
                                         Jason Finnis
                                         Secretary, Director


Date: November 19, 2003            Per:  /s/ Robert Edmunds
                                       -------------------------------
                                         Robert Edmunds
                                         CFO, Director