Form 10QSB/A
period 2003-06-30
HEMPTOWN CLOTHING INC
filed 2003-12-12
CIK 1210294

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-QSB/A


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


          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . 23

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

               Statement of Shareholders' Equity

               Notes to Financial Statements

ELLIS FOSTER
           CHARTERED ACCOUNTANTS

1650 West 1st Avenue
Vancouver, BC  Canada   V6J 1G1
Telephone:  (604) 734-1112  Facsimile: (604) 714-5916
E-Mail: generaldelivery@ellisfoster.bc.ca

-------------------------------------------------------------------------


REVIEW ENGAGEMENT REPORT OF INDEPENDENT ACCOUNTANT

To the Shareholders of

HEMPTOWN CLOTHING INC.


We have reviewed the balance sheet of Hemptown Clothing Inc. as at June 30, 2003 and the statements of operations and deficit and cash flows for the six-month period then ended. Our review was made in accordance with generally accepted standards in Canada and the United States of America for review engagements, and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the Company.

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

                                        [signed] "ELLIS FOSTER"
Vancouver, Canada
December 5, 2003                        Chartered Accountants





-------------------------------------------------------------------------
EF  A partnership of incorporated professionals
An independently owned and operated member of Moore Stephens North America Inc., a member of Moore Stephens International Limited
 - members in principal cities throughout the world

HEMPTOWN CLOTHING INC.

Balance Sheet
June 30, 2003
(Unaudited)
(Expressed in U.S. Dollars)
-----------------------------------------------------------------------------------------------
                                                                June 30,2003  December 31, 2002
-----------------------------------------------------------------------------------------------
                                                                                      (Audited)
ASSETS

CURRENT
  Cash and cash equivalents                                      $     56,886      $    125,454
  Accounts receivable (net of allowance of $5,119)                     79,733           115,127
  Inventories                                                         180,938           190,114
  Prepaid expenses                                                     32,179            33,795
-----------------------------------------------------------------------------------------------
                                                                      349,736           464,490

DUE FROM A SHAREHOLDER (note 3c)                                       15,350            15,000

CAPITAL ASSETS (note 4)                                                27,585            25,219
-----------------------------------------------------------------------------------------------

                                                                 $    392,671      $    504,709
===============================================================================================

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                       $    190,014      $    110,635
  Note payable (note 3b)                                               50,000            50,000
  Capital lease obligation (note 5b)                                    4,310             6,385
-----------------------------------------------------------------------------------------------
                                                                      244,324           167,020

CAPITAL LEASE OBLIGATION (note 5b)                                        120               465
-----------------------------------------------------------------------------------------------

                                                                      244,444           167,485
-----------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

SHARE CAPITAL (note 6)                                                800,148           760,148

CONTRIBUTED SURPLUS                                                     3,567               419

FOREIGN CURRENCY TRANSLATION                                           55,106             1,778

DEFICIT                                                              (710,594)         (425,121)
-----------------------------------------------------------------------------------------------

                                                                      148,227           337,224
-----------------------------------------------------------------------------------------------

                                                                 $    392,671      $    504,709
===============================================================================================

COMMITMENTS (note 5)




APPROVED BY THE DIRECTORS:
                               -------------------------    -------------------------
                               Director                     Director

HEMPTOWN CLOTHING INC.

Statement of Operations and Deficit
(Unaudited)
(Expressed in U.S. Dollars)

---------------------------------------------------------------------------------------------------
                                                Three months ended               Six months ended
                                                     June 30,                        June 30,
                                               2003            2002            2003            2002
---------------------------------------------------------------------------------------------------
SALES                                  $    119,550    $    145,305    $    258,695    $    212,293

COST OF GOODS SOLD                           93,234         104,859         206,030         184,508
---------------------------------------------------------------------------------------------------

GROSS MARGIN                                 26,316          40,446          52,665          27,785
---------------------------------------------------------------------------------------------------

EXPENSES
  Advertising and promotion                  12,366          10,086          50,507          40,139
  Amortization                                3,370             865           6,147           1,732
  Automobile                                    741             607           1,639           1,412
  Bad debts                                   2,831               -           5,232               -
  Bank charges and interest                   4,160           2,317           5,147           3,941
  Consulting fees                                 -               -          47,651               -
  Insurance                                     579             184             882             924
  Legal and accounting                       68,186           9,057          72,236          15,161
  Office                                     11,108           6,292          22,774           9,919
  Rent                                        9,629           8,400          18,367          16,038
  Repairs and maintenance                         -             968               -           2,090
  Research and development                        -             331             995           1,962
  Salaries and employee benefits             48,101          28,237          97,004          55,636
  Stock based compensation                        -               -           3,148               -
  Telephone and utilities                     2,951           3,454           6,409           8,285
---------------------------------------------------------------------------------------------------

                                            164,022          70,798         338,138         157,239
---------------------------------------------------------------------------------------------------

LOSS FOR THE PERIOD                        (137,706)        (30,352)       (285,473)       (129,454)

DEFICIT, beginning of period                                               (425,121)       (154,151)
---------------------------------------------------------------------------------------------------

DEFICIT, end of period                 $               $               $   (710,594)   $   (283,605)
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
===================================================================================================

HEMPTOWN CLOTHING INC.

Statement of Cash Flows
(Unaudited)
(Expressed in U.S. Dollars)

---------------------------------------------------------------------------------------------------
                                                Three months ended               Six months ended
                                                     June 30,                        June 30,
                                               2003            2002            2003            2002
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
 Loss for the period                   $   (137,706)   $    (30,352)   $   (285,473)   $   (129,454)
  Item not involving cash:
    Amortization                              3,370             865           6,147           1,732
    Stock based compensation                      -               -           3,148               -
---------------------------------------------------------------------------------------------------

                                           (134,336)        (29,487)       (276,178)       (127,722)

Changes in non-cash working capital items:
   Decrease (increase) in accounts
     receivable                              22,722         (64,605)         35,394        (114,340)
   Decrease (increase) in inventories       (22,833)        (31,987)          9,176         (95,893)
   Decrease (increase) in prepaid
     expenses                                (3,990)           (202)          1,616          (4,501)
   Decrease (increase) in deferred costs     24,691               -               -               -
   Increase (decrease) in capital lease
     obligation                              (1,449)              -          (2,420)              -
   Increase (decrease) in accounts payable   92,304          19,817          79,379          43,932
---------------------------------------------------------------------------------------------------

                                            (22,891)       (106,464)       (153,033)       (298,524)
---------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of capital assets                 (3,340)         (6,891)         (8,513)         (9,643)
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Issuance of share capital                       -           6,000          40,000         427,464
  Increase (decrease) in loans from
    shareholders                               (350)              -            (350)        (50,459)
---------------------------------------------------------------------------------------------------

                                               (350)          6,000          39,650         377,005
---------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH      31,786          18,476          53,328          16,315
---------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH POSITION          5,205         (88,879)        (68,568)         85,153

CASH POSITION, beginning of period           51,681         249,672         125,454          75,640
---------------------------------------------------------------------------------------------------

CASH POSITION, end of period           $     56,886    $    160,793    $     56,886    $    160,793
===================================================================================================

Hemptown Clothing Inc.

Statements of Shareholders' Equity
Six Month Period ended June 30, 2003
(Unaudited)
(Expressed in US Dollars)

-------------------------------------------------------------------------------------------------
                                                            Accumulated
                                                                  other
                                   Common shares   Additional     comp-                     Total
                               -------------------    paid-in rehensive              Shareholders'
                                 Shares     Amount    capital    (loss)      Deficit       equity
-------------------------------------------------------------------------------------------------
BALANCE, December 31, 2002   11,634,535   $760,148 $      419  $  1,778  $  (425,121)  $  337,224

Exercise of stock options at
 $0.50 per share                 80,000     40,000          -         -            -       40,000

Stock based compensation              -          -      3,148         -            -        3,148

Components of comprehensive
 income (loss)
  - foreign currency translation      -          -          -    53,328            -       53,328
  - net (loss) for the period         -          -          -         -     (285,473)    (285,473)
-------------------------------------------------------------------------------------------------

Total comprehensive loss                                                                 (232,145)
-------------------------------------------------------------------------------------------------

BALANCE, June 30, 2003       11,714,535   $800,148 $    3,567  $ 55,106  $  (710,594)  $  148,227
=================================================================================================

HEMPTOWN CLOTHING INC.

Notes to Financial Statements
Six Months Ended June 30, 2003
(Unaudited)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------

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

HEMPTOWN CLOTHING INC.

Notes to Financial Statements
Six Months Ended June 30, 2003
(Unaudited)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------

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

HEMPTOWN CLOTHING INC.

Notes to Financial Statements
Six Months Ended June 30, 2003
(Unaudited)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------

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

     c) Outstanding shareholder loan receivables are charged interest equivalent to the Company's borrowing line of credit. The loan is unsecured and due on demand.

HEMPTOWN CLOTHING INC.

Notes to Financial Statements
Six Months Ended June 30, 2003
(Unaudited)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------

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
     ===================================================================================

5.   COMMITMENTS

     a) The Company is committed to current annual operating lease payments totalling $69,675 (2002 - $78,700) for premises under lease. The lease expires in 2006. Approximate minimum lease payments over the next four years are as follows:

               2003                  $  10,575
               2004                     26,500
               2005                     27,900
               2006                      4,700
               -------------------------------
                                     $  69,675
               ===============================

HEMPTOWN CLOTHING INC.

Notes to Financial Statements
Six Months Ended June 30, 2003
(Unaudited)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------

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

     b)   Issued and outstanding:

                                    Number of Shares        Amount
          --------------------------------------------------------

          BALANCE, DECEMBER 31, 2002      11,634,535    $  760,148

          Shares issued for exercise of
          options                             80,000        40,000
          --------------------------------------------------------
          BALANCE, JUNE 30, 2003          11,714,535    $  800,148
          ========================================================

HEMPTOWN CLOTHING INC.

Notes to Financial Statements
Six Months Ended June 30, 2003
(Unaudited)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------

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

HEMPTOWN CLOTHING INC.

Notes to Financial Statements
Six Months Ended June 30, 2003
(Unaudited)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------

7.   STOCK OPTION PLAN

     The Company accounts for its stock options under its Stock Option Plan in accordance with the fair value based method of accounting for stock-based compensation. The resulting fair value of these options has been calculated to be Nil. As a result, no compensation cost has been charged to income.

     Under the existing "Stock Option Plan", the Company can grant up to a maximum of 11,634,535 common shares of the Company's share capital through various stock options.

     A summary of the status of the Company's Stock Option Plan as of June 30, 2003 is presented below:

                                                                Weighted-Average
                                                       Shares     Exercise Price
          ----------------------------------------------------------------------
          Options outstanding, December 31, 2002      967,000        $      0.50

          Options exercised during the period         (80,000)       $      0.50

          Options granted during the period                 -        $         -

          Options cancelled during the period         (48,000)       $      0.50
          ----------------------------------------------------------------------
          Options outstanding, June 30, 2003          839,000        $      0.50
          ----------------------------------------------------------------------

                         Options Outstanding                     Options Exercisable
          --------------------------------------------------  ------------------------
                                          Weighted
                                           Average  Weighted                  Weighted
               Range of                  Remaining   Average                   Average
               Exercise        Number  Contractual  Exercise         Number   Exercise
                 Prices   Outstanding    Life (yr)     Price    Exercisable      Price
          --------------------------------------------------  ------------------------

          $0.01 - $0.50       839,000         3.4      $0.50        839,000      $0.50

          --------------------------------------------------  ------------------------
                              839,000         3.4      $0.50        839,000      $0.50
          ==================================================  ========================


HEMPTOWN CLOTHING INC.

Notes to Financial Statements
Six Months Ended June 30, 2003
(Unaudited)
(Expressed in U.S. Dollars)
-------------------------------------------------------------------------

8.   RELATED PARTY TRANSACTIONS

     During 2002, a consulting fee of $15,000 was paid to a shareholder of the Company for promotional and consulting services. The fee was for a period of service of 24 months ending August 31, 2004. The amount is being charged to operations over the term of the contract. $3,350 was expensed in the current period.

     During the period, a consulting fee of $40,000 was paid to a shareholder of the Company for various consulting services. The entire amount was charged to operations in the current period upon completion of the contract term.


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


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

RESULTS OF OPERATIONS
-------------------------------------------------------------------------
                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                     2003           2002       %CHANGE

Revenues                         $  259,000     $  212,000        22%
Gross Margin                     $   53,000     $   28,000        89%
Net Loss                         $ (285,000)    $ (129,000)      121%
Basic and Diluted Earnings
(Loss) per Share                 $     (.02)    $     (.01)
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

REVENUE AND GROSS MARGINS
-------------------------------------------------------------------------

Total revenues in the first six months of 2003 were $259,000 compared to $212,000 in the first six months of 2002, an increase of $47,000 or 22%. While this solid increase in sales revenue reflects the increasing demand for our hemp products resulting from our continued marketing efforts, it is less than we were targeting for. In Q2, we concentrated on fulfilling smaller order levels than we had planned for as a result of maintaining lower inventory levels in the first six months of 2003. Inventory was constrained by capital resources. In July, 2003, Hemptown secured a $74,000 (Cdn$100,000) operating line of credit with a local financial institution that facilitated placement of a large production order from our manufacturer in China to rectify this inventory situation.

Gross profits in the first six months of 2003 were $53,000 (20% of sales), up from $28,000 (13% of sales) for the same period in 2002. This represents an 89% increase in overall gross margin and a 54% increase in gross margin as a percentage of sales in 2003 versus 2002. The 2003 gross margin of 20% was below our target margins of 30%. This was predominantly the result of our low inventory situation, which resulted in substantial additional shipping, duty and brokerage charges being incurred as a result of having to fill orders from two or three different warehouse locations. The 2002 comparative gross margins were abnormally low as a result of pushing out our higher cost Canadian manufactured products at a loss in Q1 of 2002, to seed demand for our lower cost Chinese manufactured products that were received and sold in Q2 of 2002. We are constantly striving to make our hemp/cotton blend products more cost competitive with the cotton products that currently dominate our market.

OPERATING EXPENSES
-------------------------------------------------------------------------

Total operating expenses in the first six months of 2003 were $338,000, compared to $157,000 in the same six months last year, an increase of $181,000 or 115%. This increase was predominantly the result of a combination of our continued investment in marketing and infrastructure, and professional fees incurred in conjunction with our various U.S. securities regulatory filings.

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

Salaries and benefits for the six months ended June 30, 2003 were $97,000, up from $56,000 for the same period in 2002, a 73% increase. This rise is a result of increased full-time staff in 2003 over 2002 staffing levels to support and generate our growing operations and marketing activities.

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

NET INCOME
-------------------------------------------------------------------------

The net loss for the first six months of 2003 was $(285,000), compared to a loss of $(129,000) for the first six months of 2002, an increase of $(156,000) or 121%. Basic and diluted loss per share was $(0.02) for the first six months of 2003 and $(0.01) for the same period in 2002.

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

Cash outflows from investing activities are comprised solely of capital asset expenditures for both 2003 and 2002. Capital asset additions in the first two quarters of 2003 totaled $9,000, versus $10,000 in the same period of 2002. The 2003 additions were predominantly for leasehold improvements at our Vancouver showroom/warehouse facility and computer and office equipment additions. The 2002 expenditures were predominantly for computer equipment and capitalized outlays on our trademark and website. There are no significant ongoing capital commitments.

Our cash inflows from financing activities for the six months ended
June 30, 2003 totaled $40,000. We raised $40,000 in equity financing in the first six months of 2003, through the exercise of stock options versus $427,000 raised through private placements for the same period of 2002.

The effects of exchange rates on cash generated a gain of $53,000 in the first six months of 2003 as compared to a gain of $16,000 for the same period in 2002. This was the result of the substantial strengthening of the Canadian dollar against the U.S. dollar in the first half of 2003.

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

                                   HEMPTOWN CLOTHING INC.

Date: December 11, 2003            Per:  /s/ Jerry Kroll
                                       -------------------------------
                                         Jerry Kroll
                                         President, CEO, Director


Date: December 11, 2003            Per:  /s/ Jason Finnis
                                       -------------------------------
                                         Jason Finnis
                                         Secretary, Director


Date: December 11, 2003            Per:  /s/ Robert Edmunds
                                       -------------------------------
                                         Robert Edmunds
                                         CFO, Director