Form 10QSB/A
period 2003-09-30
HEMPTOWN CLOTHING INC
filed 2003-12-18
CIK 1210294

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

HEMPTOWN CLOTHING INC.

Balance Sheet
September 30, 2003
(Unaudited)
(Expressed in U.S. Dollars)
-----------------------------------------------------------------------------------------------
                                                                                   December 31,
                                                                September 30,              2002
                                                                         2003         (Audited)
-----------------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash and cash equivalents                                      $     50,052      $    125,454

  Accounts receivable (net of allowance $5,119)                        91,374           115,127

  Inventories                                                         136,034           190,114
  Prepaid expenses                                                     43,914            33,795
-----------------------------------------------------------------------------------------------
                                                                      321,374           464,490

DUE FROM A SHAREHOLDER (note 3d)                                       15,354            15,000

CAPITAL ASSETS (note 4)                                                28,266            25,219
-----------------------------------------------------------------------------------------------
                                                                 $    364,994      $    504,709
===============================================================================================

LIABILITIES

CURRENT
  Line of credit (note 3b)                                       $     43,079      $          -
  Accounts payable and accrued liabilities                            201,249           110,635
  Note payable (note 3c)                                               50,000            50,000
  Capital lease obligation (note 5b)                                    3,128             6,385
-----------------------------------------------------------------------------------------------
                                                                      297,456           167,020

DUE TO SHAREHOLDER, non-interest bearing and
  no terms of repayment                                                34,890                 -

CAPITAL LEASE OBLIGATION (note 5b)                                      1,672               465
-----------------------------------------------------------------------------------------------
                                                                      334,018           167,485
-----------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

SHARE CAPITAL (note 6)                                                800,148           760,148

CONTRIBUTED SURPLUS                                                     4,523               419

FOREIGN CURRENCY TRANSLATION                                           44,929             1,778

DEFICIT                                                              (818,624)         (425,121)
-----------------------------------------------------------------------------------------------
                                                                       30,976           337,224
-----------------------------------------------------------------------------------------------
                                                                 $    364,994      $    504,709
===============================================================================================

COMMITMENTS (note 5)

APPROVED BY THE DIRECTORS:
                               -------------------------    -------------------------
                               Director                     Director

HEMPTOWN CLOTHING INC.

Statement of Operations and Deficit
(Unaudited)
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------
                                                Three months ended              Nine months ended
                                                   September 30,                   September 30,
                                               2003            2002            2003            2002
---------------------------------------------------------------------------------------------------

SALES                                  $    129,067    $    162,958    $    387,762    $    376,909

COST OF GOODS SOLD                           90,165         117,689         296,195         303,638
---------------------------------------------------------------------------------------------------

GROSS MARGIN                                 38,902          45,269          91,567          73,271
---------------------------------------------------------------------------------------------------

EXPENSES
  Advertising and promotion                  18,156          17,002          68,663          57,454
  Amortization                                3,385             953           9,532           2,699
  Automobile                                    802           1,021           2,441           2,444
  Bad debts                                   2,032             894           7,264           1,045
  Bank charges and interest                   6,067           2,986          11,213           8,058
  Consulting fees                               435               -          48,086               -
  Insurance                                   1,639           1,593           2,521           2,525
  Legal and accounting                       46,111           5,463         118,347          20,742
  Office                                      6,643           8,783          29,417          11,758
  Rent                                        9,757           8,358          28,124          24,521
  Repairs and maintenance                         -           1,535               -           8,886
  Research and development                        -               -             995           1,977
  Salaries and employee benefits             49,399          35,544         146,405          91,614
  Stock based compensation                      956               -           4,104               -
  Telephone and utilities                     1,549           2,394           7,958          12,128
---------------------------------------------------------------------------------------------------

                                            146,931          86,526         485,070         245,851
---------------------------------------------------------------------------------------------------

LOSS FOR THE PERIOD                        (108,029)        (41,257)       (393,503)       (172,580)

DEFICIT, beginning of period                                               (425,121)       (154,151)
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
===================================================================================================

HEMPTOWN CLOTHING INC.

CAPTION>
Statement of Cash Flows
(Unaudited)
(Expressed in U.S. Dollars)
---------------------------------------------------------------------------------------------------
                                                Three months ended              Nine months ended
                                                   September 30,                   September 30,
                                               2003            2002            2003            2002
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
 Loss for the period                   $   (108,029)   $    (41,257)   $   (393,503)   $   (172,580)
  Items not involving cash:
    Amortization                              3,385             953           9,532           2,699
    Stock based compensation and
     imputed interest                           956               -           4,104               -
---------------------------------------------------------------------------------------------------

                                           (103,688)        (40,304)       (379,867)       (169,881)

Changes in non-cash working capital items:
   Decrease (increase) in accounts
     receivable                             (11,641)        (29,694)         23,753        (144,034)
   Decrease (increase) in inventories        44,904         (43,518)         54,080        (139,411)
   Increase in prepaid expenses             (11,735)        (23,197)        (10,119)        (27,700)
   Increase (decrease) in capital lease
     obligation                                 370               -          (2,050)              -
   Increase (decrease) in accounts payable   11,235         (16,183)         90,614          27,749
---------------------------------------------------------------------------------------------------

                                            (70,555)       (152,896)       (223,589)       (453,277)
---------------------------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Purchase of capital assets                 (4,066)         (1,902)        (12,579)        (11,557)
---------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Shares issued for cash                          -         107,363          40,000         534,827
  Draws from line of credit                  43,079               -          43,079               -
  Increase (decrease) in loans from
    shareholders                             34,885               -          34,536         (50,459)
---------------------------------------------------------------------------------------------------

                                             77,964         107,363         117,615         484,368
---------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH     (10,177)        (16,041)         43,151           2,143
---------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                 (6,834)        (63,476)        (75,402)         21,677

CASH AND CASH EQUIVALENTS, beginning of
  period                                     56,886         160,793         125,454          75,640
---------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of
  period                               $     50,052    $     97,317    $     50,052    $     97,317
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
                             -------------------      paid-in rehensive              Shareholders'
                                 Shares   Amount      capital    (loss)      Deficit       equity
-------------------------------------------------------------------------------------------------

BALANCE, December 31, 2002   11,634,535   $760,148 $      419  $  1,778  $  (425,121)  $  337,224

Exercise of stock options
 at $0.50 per share              80,000     40,000          -         -            -       40,000

Stock based compensation              -        -        4,104         -            -        4,104

Components of comprehensive
 income (loss)

  - foreign currency translation      -        -            -    43,151            -       43,151
  - net (loss) for the period         -        -            -         -     (393,503)    (393,503)
                                                                                       ----------
Total comprehensive loss                                                                 (350,352)
-------------------------------------------------------------------------------------------------

BALANCE, September 30, 2003  11,714,535   $800,148 $    4,523  $ 44,929  $  (818,624)  $   30,976
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

                                   HEMPTOWN CLOTHING INC.

Date: December 18, 2003            Per:  /s/ Jerry Kroll
                                       -------------------------------
                                         Jerry Kroll
                                         President, CEO, Director


Date: December 18, 2003            Per:  /s/ Jason Finnis
                                       -------------------------------
                                         Jason Finnis
                                         Secretary, Director


Date: December 18, 2003            Per:  /s/ Robert Edmunds
                                       -------------------------------
                                         Robert Edmunds
                                         CFO, Director