Form 10KSB
period 2003-12-31
HEMPTOWN CLOTHING INC
filed 2004-03-26
CIK 1210294

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB

Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2003

Commission file number:005-79368

Hemptown Clothing Inc. (Name of small business issuer in its charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	98-0359306 (I.R.S. Employer Identification No.)

1307 Venables Street, Vancouver, British Columbia, Canada, V5L 2G1 (Address of principal executive offices)

(604) 255-5005 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Shares
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No[ ]

State issuer's revenues for its most recent fiscal year. US$660,553.

As of December 31, 2003 and February 29, 2004 the Company had 11,834,535 and 12,634,535 common shares outstanding, respectively.

The aggregate market value of the voting shares held by non-affiliates as of that date was approximately: N/A

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One)  Yes [ ] No [X]

HEMPTOWN CLOTHING INC.

Form 10-KSB

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report includes or is based upon estimates projections or other "forward looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. Such forward-looking statements are based on the beliefs of Hemptown Clothing Inc. (“Hemptown” or the “Company” herein). When used in this Annual Report, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to us, are intended to identify forward-looking statements, which include statements relating to, among other things, the ability of our company to continue to successfully compete in the telecommunications market. While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current information and judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimate, projections or other "forward looking statements" involve various risks and uncertainties. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".

Part I

Item 1. Description of Business.

Hemptown was incorporated under the laws of British Columbia, Canada on October 6, 1998.  The current corporate structure is a single public company, incorporated under the Company Act (British Columbia).

We currently market and sell a line of hemp/cotton activewear: T-shirts, sweatshirts and ball caps to wholesalers for imprinting as well as directly to consumers.  Consumer awareness, acceptance and demand for this product are beginning to grow.

As of January 1, 2004, we were dealing with 1,500 resellers and 4 distributors located in both Canada and the U.S.  We have no obsolete inventory.  Inventory today is as viable as it was a year ago.  Management estimates that we will be able to turn our inventory approximately four times per year under current conditions.

We currently employ 12 employees, of which nine are full-time employees and two are part-time employees.  In addition to the current staff, we can also call upon 26 independent sewers and two cloth cutters, located in Vancouver, British Columbia, and several more independent sewers and cutters in China.  Additional sewers and cutters are available as foreseeable demand warrants.

The majority of our production currently takes place in China, with design, product testing and pattern production in Vancouver, British Columbia.  In Vancouver we occupy 6,000 square feet of warehouse/office space on a long-term lease.  The lease is set to expire January 31, 2006.  We pay CDN$6.47 per square foot, plus common fees for a monthly rent of CDN$4,700.31.  We have been granted a right of first refusal as to the purchase of the building.  We do not maintain offices in China, although we do have a representative there.  We have an arrangement with a third party logistics provider located in Kent, Washington, who handles the bulk of distribution to our U.S. customers.

The Vancouver premises serve as head office, a display showroom, inventory storage and shipping facilities.

We have obtained trademark protection for the name "Hemptown" within Canada and the United States.  We also own the web sites www.hemptown.com, www.hemptownclothing.com and www.hemptown.ca.

Currently, we have access to enough hemp fiber to produce upwards of one million garments per month.  Management expects this fiber availability to increase over the next 12 months.

Why Hemp?

Hemp is a centuries old plant that is hardy, strong and grows largely pest free.  The common sense advantages of this rugged crop are many, and they extend right through the value chain.  Benefits to the farmers include little requirement for pesticides, high climate adaptability and growing hemp even improves soil quality.  The processing and manufacturing steps also are less environmentally taxing than those of many other fibers (notably cotton), requiring less toxic chemicals and dyes to create finished fabric.  High quality consumer goods are the end result, as hemp yields a fiber with four times the tensile strength and twice the abrasion resistance of cotton.  Hemp products are naturally resistant to mold, mildew and UV rays.

A colorful and illegal cousin of hemp has created an historical resistance to the product.  Since 1998, this resistance has been reduced through the legalization of industrial hemp growing in Canada. Governments and consumers are beginning to recognize that there is as much a connection between a Hemp T-shirt and marijuana as there is to a poppy seed bagel and heroin.  However, the confusion is only beginning to recede.  Despite this confusion, hemp based products are legal for sale throughout North America.  Management considers it to be possible, but unlikely, that a North American government will choose to impose any hemp specific regulation on this industry, except in the area of farming.

Cotton is simply not as eco-friendly as hemp.  A typical 100% cotton T-shirt requires one-third of a pound of pesticide and synthetic fertilizer to produce. (Sustainable Cotton Project, 1995).  As a cleaner crop, hemp has no such pesticide or synthetic fertilizer requirement.  Our 55 / 45% blend of hemp/cotton reduces this pollution by more than half, while maintaining a comfortable, cost efficient garment.  We intend for our products to play an ever-growing role in the activewear industry.  Management sees an analogy to other products that eliminate environmentally damaging goods such as CFC producing Styrofoam in coffee cups, food packaging, etc., and the toxic refrigerants in air conditioners and refrigerators.  As with these analogous products, we intend to promote the movement of market share from cotton products to a cleaner, better alternative.

Currently, industrial hemp is being grown in almost every Province in Canada, primarily for food and cosmetic oil production.  Hemp grows easily in the Canadian climate, and when grown for textile, a secondary revenue stream is available.  When hemp is used for textile, only the long fibers of the plant are required, which leaves the short, "woody" fibers as a by-product.  This surplus substance is ideal for the production of fiberboard, paper and agricultural bedding.

Hemp is experiencing a renaissance.  In a world made smaller with the reach of technology, the adage "think globally, act locally" is becoming a common way of thought.  As the full costs of cotton production are being realized and companies are being held responsible and accountable (i.e. big tobacco) for all the environmental and health damage that they do, the market is changing.  Our goal is to help build this awakening market space, and be positioned to supply this market - offering high quality, eco-smart products to a global village.  As a business for the new millennium, we intend to build on a strong and sustainable foundation, leveraging the growing demands of an eco-aware consumer.

The Activewear Industry

As of January 1, 2004, management has not become aware of any meaningful competitors in the hemp activewear market.  To the best of management's knowledge, the only companies that are or have been involved in this market are "mom-and-pop" operations that were likely not intended to be grown into a large-scale business.  In the past, these small companies have tended to go bankrupt for a variety of reasons.  We appear to be the only serious company to fill this market space and have the longest operating history of any of the hemp-related companies that management is aware of.  Many of the remaining "mom-and-pop" operations are beginning to purchase their T-shirts from us.

There are a number of companies that are manufacturing and/or distributing a variety of hemp or hemp blended products.  Many of these companies have significant distribution and are enjoying considerable success.  Hemptown does not consider these companies as competition since they are more concerned with the retail fashion industry, whereas Hemptown is concerned with wholesaling “blanks” that are usually customized before final sale.

We intend to gain market share in the activewear sector by converting suppliers, distributors, retailers and the buying public from environmentally unfriendly cotton products to eco-friendly hemp-based products.

Our primary focus is on sales of T-shirts, golf shirts and sweatshirts, in "blank" form, to the wholesale imprinted activewear market.  "Blank" activewear is typically imprinted or embroidered with a logo, design or character before it reaches the consumer.  Activewear is either branded or private label.  Branded products reach consumers carrying the manufacturer's label, whereas products sold on a private label basis reach consumers carrying the brand name of the customer.

Based on publicly available information, we believe that sales of imprinted T-shirts at the wholesale level in the U.S. were approximately US$6.1 billion for 1997 and are believed to be growing at an annual rate of 4-5%.  Management believes that growth in the imprinted activewear market has been driven primarily by:

•	significant development of the entertainment/sports licensing and merchandising businesses;
•	substantial growth in the ad specialty business, for example, corporate advertising;
•	a greater use and acceptance of casual dress in the workplace;
•	a growing consumer preference for apparel with a relaxed feel and look;
•	a substantial increase in tourism; and
•	an increasing emphasis on physical fitness.

Over the past several years casual wear has become increasingly acceptable in a wider array of settings.  In the workplace, for example, many employers have adopted more flexible dress codes, resulting in greater consumer demand for casual wear, including T-shirts, knit shirts and sweatshirts.  Based on publicly available information, management believes that 90% of U.S. companies now allow their employees to wear casual clothing to work, either regularly or on special occasions, as compared to 63% in 1992.

In addition, a growing emphasis on physical fitness has spurred a substantial increase in sports participation and, as a result, has created a heightened demand for activewear.  For example, based on published reports, from 1987 to 1996, the number of people in the U.S. participating more than once in the ten most popular sports increased by approximately 36.8 million.  Furthermore, significant improvements in activewear apparel, ranging from enhanced product characteristics – pre-shrunk fabrics, improved fabric weight, blends and construction – to increased product variety – including new sizes, colors and styles have enhanced consumer appeal.  We believe these trends will continue to generate demand for activewear products for the foreseeable future.

The activewear market is characterized by low fashion risk compared to many other apparel markets. While opportunity exists for product innovations and differentiation, trends or fads generally do not drive basic garment styles.  The activewear industry is also characterized by significant barriers to entry, including:

•	substantial capital expenditures required for vertically-integrated production;
•	large investments in inventories and working capital;

•	strong supplier relationships; and
•	established customer relationships.

The wholesale imprinted activewear segment of the North American apparel market includes a number of significant competitors, and the activewear segment overall is extremely competitive.  The primary competitors in this market are Gildan Activewear Inc., based in Canada, and the major U.S.-based manufacturers of basic branded activewear for the wholesale and retail channels. These U.S. manufacturers include Anvil Knitwear, Inc., the Bassett-Walker division of VF Corporation, the Delta Apparel division of Delta Woodside Industries, Inc., Fruit of the Loom, Inc., the Hanes Corporation division of Sara Lee Corporation, and the Jerzees division of Russell Corporation.  Some of these manufacturers have moved the majority of their sewing operations offshore to reduce operating costs by lowering labor costs.  There are other manufacturers of activewear outside the U.S., which may have substantially lower labor costs.  All of these competitors are multi-million dollar corporations, any one of which dwarfs Hemptown in terms of sales.

Competition

The wholesale imprinted activewear segment of the North American apparel market includes a number of large corporations, and the activewear segment overall is extremely competitive.  The primary competitors in the North American activewear market are the major Canadian and U.S.-based manufacturers of basic branded activewear for the wholesale and retail channels.  These manufacturers include Gildan Inc., Anvil Knitwear, Inc., the Bassett-Walker division of VF Corporation, the Delta Apparel division of Delta Woodside Industries, Inc., Fruit of the Loom, Inc., the Hanes Corporation division of Sara Lee Corporation, and the Jerzees division of Russell Corporation.  All of these manufacturers are considerably larger and better funded than Hemptown.  These companies compete primarily on the basis of quality and price.  There are also many manufacturers of activewear outside North America.

Because of our use of hemp and our message of environmental responsibility, we are able to compete in the activewear market without having to compete on price.  Although price is a factor, our differentiation of products provides a niche market in which we are able to sell our products without having to compete directly with the much larger corporations already established in the activewear market.

We are able to price our products reasonably competitively because of our success in maintaining low production and operating costs. We accomplish this by outsourcing to efficient, low cost sewing operations in China where we benefit from competitive labor costs.

We attend the same trade shows as the primary activewear competitors, and sell to the same wholesale distributors; however, due to our niche market, we do not compete directly.  When a person is considering the purchase of a Hemptown garment, there is a value added aspect in the environmental message that allows us to charge more for a similar garment than any of the activewear competitors that are offering only cotton and synthetics in their garments.

There are a number of other small producers of hemp and hemp-blended garments.  Management is not aware of any serious competitors in this niche area.  Most of these competitors are small two or three person operations.  Many of these have begun purchasing from us, as they are unable to match our price due to their volume limitations.  We are also aware of some manufacturers of hemp and hemp-blended garments that have focused on specialty clothing for activities such as yoga, hiking and rock climbing.  We do not consider these companies to be direct competitors in our market.

Trade Regulatory Environment

The textile and apparel industries in both the U.S. and Canada have historically received a relatively higher degree of international trade protection than some other industries.  However, this protection is diminishing as a result of the implementation of trade agreements reached in the last ten years.  Taken as a whole, we believe that the current regulatory trade regime is no more burdensome to us than to our competitors.

Recent trade sanctions against China imposed by the U.S. in the area of cloth and garments has had no effect on Hemptown’s product line.  Since the majority of the fiber used in Hemptown products is hemp, our products were not included in the schedule of affected products.  We expect tariffs to be removed in 2005.

The Hemptown Way

Unlike cotton, working with hemp is still as much an art as it is a science.  Because production lines are still small relative to cotton, and because of the diverse supply of raw material, hemp cloth is prone to considerably more inconsistencies than cotton based cloth.  The inconsistencies can be in the weave, the color, the percentage of shrinkage as well as the shrink patterns.

As a result of these inconsistencies, we have invested a considerable amount of time and effort into product research and development, as well as developing close relationships with suppliers.  In the fiscal year ended December 31, 2003, we spent US$1,026 on research and development.  In the fiscal year ended December 31, 2002, we spent US$5,889 on research and development.  It is likely that the difficulties outlined above with dealing with hemp material are the key reasons many of the major producers of cotton activewear have stayed away from this market.  We believe that years of "hands on" experience with hemp cloth will give us a competitive advantage as the industry matures.

We currently have the majority of our products manufactured in China and some are manufactured in Canada.  We source our hemp and cotton material in bulk from several manufacturers in Asia.  Although there are only several dozen suppliers of hemp material found in both Asia and Europe, consistency can become an issue when comparing one supplier's product to another.  Through the development of good relationships with our key suppliers, we have been able to ensure the consistency of the cloth is maintained and have also been able to negotiate favorable payment terms.

In China, our representative manages, under our direction, oversee all aspects of production, from the quality of the fabric to the shipping of products to our warehouses in Canada and the U.S.  Our representative works closely with the farmers, the fabric suppliers and sewers to ensure our quality control standards are maintained.

Our product line consists of the following core items, all marketed under the Hemptown brand:

Hefty-Hemp T-Shirt

Manufactured from imported 55% hemp / 45% cotton jersey fabric, the T-shirt (both long and short sleeve) serves as the foundation of the current Hemptown line.  In fiscal 2003, the Hefty-Hemp T-shirt accounted for about 61% of our sales.  The T-shirt is produced in natural, black, grey, burgundy, moss green and slate blue colors.  It is easily customized with dye, screen-printing or embroidery to meet the end user's needs.

Hemptown Hoodie

Manufactured from imported 55% hemp / 45% cotton fleece fabric, the hoodie is a popular year round.  This product was introduced in December 2002.  In fiscal 2003, the Hemptown Sweatshirt accounted for about 15% of our sales.  This product is produced in the natural blonde color, and can also be customized easily with dye, screen-printing or embroidery.

Hemptown Long Sleeve Oxford Button- down Shirt

Manufactured from imported 55% hemp / 45% cotton muslin fabric, the Oxford was introduced and subsequently kept in our product line because of popular demand.  In fiscal 2003, the Hemptown Oxford Button-Down Shirt accounted for about 6% of our sales.  This product is produced in the natural blonde color, as well as black and mocha.

Hemptown Short Sleeve Oxford Button- down Shirt

This product was introduced in July 2003 because of customer demand.  Manufactured from imported 55% hemp / 45% cotton muslin fabric.  In fiscal 2003, the Hemptown Oxford Button-Down Shirt accounted for about 3% of our sales.  This product is produced in the natural blonde color, as well as black and mocha.

Hemptown Baseball Cap

Hemptown Baseball caps are produced from imported, woven 55% hemp / 45% cotton twill.  In fiscal 2003, this product accounted for about 1.5% of our sales.  Produced in natural and black, these six panel caps come complete with metal eyelets and an adjustable strap.  Custom embroidery is easily applied to this product.

Hemptown Golf Shirt	The Hemptown Golf Shirt is produced from a 55% hemp / 45% cotton pique knit. In fiscal 2003, this product accounted for about 11% of our sales. Custom embroidery is easily applied to this product.

Hemptown Tote Shopping Bag

As a retail store promotion, the Hemptown Tote Shopping Bag is a low cost item that offers a maximum area for advertising screen-prints.  In fiscal 2003, this product accounted for about 3% of our sales.

We intend to focus on our ubiquitous core line of products for the foreseeable future.  We will, however, consider expanding the above core imprintable product line when consumer demand warrants.  Such ancillary products may include jackets, shorts, pants, infant wear, towels, bed sheets and other products.

A Hemptown Friendly Tomorrow

Our main focus is the sale of activewear aimed directly at the imprinted apparel market.  Units are sold to value added distributors in this market as blanks, ready to be customized as required.  The nature of our product lends itself perfectly to the active lifestyle market.  Our market research indicates a strong market interest by the retail sector for our products.

Internet sales and marketing are integral parts of our vision (www.hemptown.com).  E-commerce on both retail and wholesale (password required) levels are important aspects of the site as well as direct access to inventory and manufacturing schedules for our authorized representatives.  We currently process retail orders through our website and will add B2B functions if, and when, our customers start demanding it.  A simple Vendor Managed Inventory (VMI) System may eventually be initiated to ensure our distributors never run out of Hemptown product.

In addition to being positioned in a market (the hemp blended garment market) that management expects to increase significantly over the next several years, we are aggressively marketing ourselves in order to ensure that "Hemptown" is the premier name in hemp activewear.  The marketing initiatives currently being planned by us include the following:

•

We intend to capture mind and market share quickly and effectively in the corporate activewear market by leveraging a network of wholesalers with a unique and valued product offering.  We are working towards the development of a reliable order book of recurring sales to wholesalers.  This may be addressed by executing effective co-marketing programs to increase market awareness and acceptance for the hemp market and, more specifically, our products.

•	We intend to implement a public relations strategy that leverages a small media budget with existing interest and fascination with this age-old product.
•	We intend to use the Internet to enhance a full supply chain of communication, provide scalability and offer e-commerce advantages to all our customers.
•

We intend to make attendance at industry trade shows a priority.  It has been our experience that having a small but effective booth at trade shows allows management and the sales team to meet with key distributors, as well as retailers looking for the "next hot item".

Our primary marketing initiatives for our products are Imprinted Sportswear Tradeshows and Industry Trade Magazines that cover all of North America.  Details of the tradeshows are available at www.issshows.com.

We are currently focusing on the use of a small sales force to market our products.  Our sales staff is currently comprised of seven in-house commissioned sales representatives and three companies.  We have enjoyed considerable success through the attendance of trade shows where hundreds of leads can be obtained.  In addition, we also supply four major North American distributors with a combined customer base of approximately 100,000 customers.  We currently have no backlog of orders and we can fill all orders placed.

One of our long-term objectives is to vertically integrate our organization.  Hemp is currently being grown within every Province of Canada.  Unfortunately, there are currently no mills within Canada or the U.S. that create cloth from the hemp being farmed.  We intend to vertically integrate our business by expanding into the business of creating cloth from raw hemp.  This strategy will be realized as funds permit.

Since industrial hemp was re-legalized in Canada in 1998, it has generated much interest from farmers and the Canadian Government.

Hemptown's Target Markets

Our potential market is large, with several 'low hanging fruit' targets.  As a producer of eco-friendly promotional apparel, the market reach spans from a consumer purchasing a single T-shirt from our website to large-scale distributors who supply the screen-printing and embroidery industries and purchase in the hundreds of thousands of units.  Therefore, our main market segment is screen-printers and embroidery companies throughout North America.  A comprehensive list of potential sales targets is detailed below.

Distributors

This customer base purchases on a large scale and then resells the blank products to value-added distributors.  Established market leaders such as Gildan, Fruit of the Loom and Anvil promote their products through these avenues.

Value-Added Distributors

This market includes companies that purchase the blank products, customize them and resell to retail markets.  This market also includes screen-printers and embroidery companies who purchase blank product and then customize them to individual requests.  Some of these distributors will also carry their own inventory of product.

Uniform Supply Companies	Hemp’s natural strength and resistance to abrasion, make it a natural fit for the uniform supply industry.

Restaurants and Bar Wear	Virtually every bar and restaurant produces logo apparel to promote their establishment.

Promotional Wear

T-shirts are a mainstay in the promotional apparel segment.  The unique aspect of our clothing is appealing to corporations ranging from retail to manufacturing companies.  We have experienced success in this market and plan to continue expanding our market share.

Environmental Groups

The very nature of our merchandise lends itself perfectly to this market.  Companies with a mandate of protecting the environment are obvious market targets.  They can continue to market the advantages of hemp as they promote their hemp clothing.

Fundraising	Our products are well suited for environmentally conscious schools, teams and groups looking to raise funds for projects or charities.

University/Colleges	Campus bookstores carry school logo apparel. The eco-friendly message, coupled with school pride, makes this a strong potential market for our products.

Concerts/Sports

The environmental message offered by our product is important to many groups, like music bands, while for others the 'subculture' message of the product is exploited.  Sports teams may find increased sales and interest in their promotional wear, through the novelty of the hemp fabric products.

Product Licensing

From beverage producers to the film industry, the sale of promotional products is licensed to individual companies. Combining profitable license holding companies with our trendy and unique Hefty-Hemp T-shirts is a market that has been addressed.  We currently have ties to several such companies and preliminary sales have gone well.

Consumer Direct

We have placed our product within the reach of millions of consumers throughout the world by offering our products online.  Proper web site marketing and promotion would target this profitable revenue stream.

Major Events	Participants in major events such as marathons, walk-a-thons, triathlons etc. would have an affinity for Hemptown’s eco-friendly products.

Private Labeling

We have begun producing hemp apparel for several other North American companies under their own label.  This is a profitable and low risk venture as the customers pay up front with Letter of Credit or cash pre-payment.  Hemptown will continue to seek private label contracts in the future.

Governmental Regulations

Currently, we are not subject to any unique government regulations, beyond that of any other garment manufacturer.  Hemp apparel may be manufactured, imported and exported to and from the U.S. and Canada with no special regulations.  We must of course adhere to the Textile Labeling Laws of North America which stipulate what information is to be included on the garment tags and where those tags are to be located on the garment.

Environmental Regulation

Our operations are subject to various environmental and occupational health and safety laws and regulations.  We believe that we are in compliance with the regulatory requirements of British Columbia.  We will continue to make expenditures to comply with these requirements, and we do not believe that compliance will have a material adverse effect on our business.  As is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties or any associated offsite disposal locations, or if contamination from prior activities is discovered at any of our properties, we may be held liable.  While the amount of such liability could be material, we endeavor to conduct our operations in a manner that reduces such risks.

Reports to Security Holders

This 10-KSB outlining Hemptown’s activities for fiscal year 2003 is our first annual report to security holders.  We are currently required to deliver an annual report to our stockholders prior to or with the distribution of proxy materials relating to annual stockholder meetings.

We are currently a reporting issuer in the U.S. and are subject to reporting requirements under section 13 or 15(d) of the U.S. Securities Exchange Act of 1934, as amended.  We are required to file the following with the U.S. Securities and Exchange Commission (the “SEC”): (i) quarterly reports on Form 10-QSB; (ii) an annual report on Form 10-KSB; and (iii) a Form 8-K to report the occurrence of certain reportable events.

Copies of this, and all future reporting materials filed with the SEC, may be obtained at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  Information as to the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically at www.sec.gov.  A direct link to Hemptown's filings kept at the SEC's web site can be found on our web site at www.hemptown.com.

Enforceability of Civil Liabilities Against Foreign Persons

Because we are a Canadian company our investors may not be able to enforce civil liabilities under the U.S. federal securities laws against us.  We are a company incorporated under the laws of the Province of British Columbia, Canada.  A majority of our directors and officers reside in Canada.  Because all or a substantial portion of our assets and the assets of these persons are located outside the U.S., it may be difficult for an investor to sue, for any reason, us or any of our directors or officers outside the U.S..  If an investor was able to obtain a judgment against us or any of our directors or officers in a U.S. court based on U.S. securities laws or other reasons, it may be difficult, if not impossible, to enforce such judgment in Canada.  We have been advised by our Canadian counsel that there is doubt as to the enforceability, in original actions in Canadian courts, of liability based upon the U.S. federal securities laws and as to the enforceability in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws.  Therefore, it may not be possible to enforce those actions against us or any of our directors or officers.

Item 2. Description of Property.

We do not own any real property.

The majority of our production currently takes place in China, with some production in Vancouver, British Columbia.  In Vancouver we occupy 6,000 square feet of warehouse/office space on a long-term lease.  The lease is set to expire January 31, 2006.  We pay CDN$6.47 per square foot, plus common fees for a monthly rent of CDN$4,700.31.  We have been granted a right of first refusal as to the purchase of the building.  We do not maintain offices in China, although we do have a representative there.

The Vancouver premises serve as head office, a display showroom, inventory storage and shipping facilities.

Item 3. Legal Proceedings.

There are currently no legal proceedings involving Hemptown.  We are not aware of any proceedings being contemplated by any person or governmental authority.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common equity is currently traded on the NASD OTC-BB.  Hemptown began trading on December 22, 2003.

High and Low trades for the fourth quarter of fiscal year 2003 were:

            High:     $0.00
            Low:      $0.00

Hemptown’s stock was listed on December 22, 2003 however there was no trading activity in the fourth quarter of fiscal year 2003.

Hemptown, has as of February 29, 2004, 35 holders of record for its common shares.  There are no other classes of shares issued or outstanding.

Hemptown has not declared any dividends of any kind since its inception.  As Hemptown is trying to build up inventory levels and expand its business in various ways, it is unlikely that Hemptown would use profits for the purpose of paying dividends for the foreseeable future.

Hemptown’s shares are not currently traded on any other market.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our consolidated audited financial statements and the notes thereto included elsewhere in this Annual Report. Our consolidated financial statements are prepared in accordance with U.S. GAAP. All references to dollar amounts in this section are in U.S. dollars unless expressly stated otherwise.

Special Note Regarding Forward-Looking Statements

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our consolidated audited financial statements and the notes thereto.  The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments.  Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources.  Our actual results could differ materially from the results discussed in the forward-looking statements.

Results Of Operations – Years Ended December 31, 2003 And December 31, 2002

Results of Operations
	For the years ended December 31,
	2003	2002	% Change

Revenues	$ 661,000	$ 497,000	33%
Gross Margin	$ 174,000	$ 107,000	63%
Net Loss	$ (479,000)	$ (271,000)	77%
Basic and Diluted Earnings (Loss) per Share	$ (.04)	$ (.02)

2003 was a building year for Hemptown.  The operational results of 2003 are a product of our continued focus to build market share for our hemp imprint clothing.   After managing financing and inventory constraints in the first nine months of the year, we achieved some corporate milestones during the fourth quarter, which included record quarterly sales and the public listing of our shares (NASD OTC-BB: HPTWF).  Our 2003 sales revenues are up by $164,000, or 33% over 2002, which is less than we anticipated for the year.  The first three quarters of 2003 saw only marginal sales growth over the same period of 2002 due predominantly to inventory financing constraints.  The replenished inventory levels in early Q4 facilitated the delivery of unfulfilled Q3 backorders in addition to steady reorder demand from existing distributors

Our 2003 margins (26% of sales) have improved over 2002 margins (22% of sales), and are trending more in line with our 30% target margins across our product line.  We have been constantly tuning our production and distribution processes to continually reduce our product costs, without compromise to product quality, to allow our hemp products to compete more effectively with cotton products that currently dominate the market.

Revenue and Gross Margins

Sales revenues for 2003 were $661,000, which represents an increase of 33% over 2002 revenues of $497,000.  The year was characterized by marginal operational results for the first three quarters, and then an improving trend in the fourth quarter.  The relatively flat operational results for the first nine months, with total revenues of $388,000, were largely due to inventory financing constraints experienced in the first half of 2003.  The accounts receivable financing arrangement put in place in July 2003 allowed us to reestablish appropriate inventory levels after the end of the third quarter.  The fourth quarter saw the fulfillment of backordered third quarter sales, in conjunction with steady reorder volume from our existing distributors, resulting in record quarterly revenues of $273,000.   Q4 also saw the addition of two new U.S. distributors and a large Canadian distributor, which gives Hemptown coast-to-coast sales representation and distribution in both Canada and the U.S.  Our marketing efforts in Q4 also resulted in the signing of contracts with two large Canadian sporting goods companies to produce private label hemp apparel for delivery in the first and second quarters of 2004.  In addition to these Q4 revenues, $166,000 of inventory was shipped to our new U.S. and Canadian distributors, which unfortunately, due to the standard terms of our distributor agreements, did not qualify as sales in Q4 under U.S. GAAP.  However, these revenues are expected to be realized in Q1 and Q2 of 2004, as these distributors fulfill their orders for our hemp products.

Gross profits in 2003 were $174,000 (26% of sales), up from $107,000 (22% of sales) for the same period in 2002.  This 18% increase in gross margin as a percentage of sales reflects our ongoing efforts to reduce our production costs.  We are constantly striving to make our hemp/cotton blend products more cost competitive with cotton, while maintaining target margins of 30% across our product line. During the third quarter we changed our third party logistics provider (the warehousing and shipping of our products in the U.S.) to achieve both cost savings and increased efficiency in the delivery of our products, and in the fourth quarter we renegotiated improved terms with our major production supplier.  We also updated our corporate accounting/production software in Q4, which provides our internal marketing team and all of our external sales reps with enhanced sales tracking and online inventory availability.

Operating Expenses

Total operating expenses in 2003 were $653,000, compared to $378,000 in 2002, an increase of $275,000 or 73%.  This increase was predominantly the result of professional fees incurred in conjunction with obtaining our listing on the NASD OTC-BB and, secondarily, the result of increased staffing costs requisite to the growing operations.

Legal and accounting fees incurred in 2003 were $185,000 compared with $42,000 in 2002, an increase of $143,000 (or 340%).  These professional fees incurred in both years are substantially all related to obtaining our listing on the NASD OTC-BB.  In this regard a major milestone was reached for Hemptown in the fourth quarter.  On December 22 2003, Hemptown was issued its trading symbol “HPTWF”, and was accepted for trading on the NASD OTC Bulletin Board.  We anticipate legal and accounting fees to stabilize at lower levels now that we are listed and trading.

Salaries and benefits and contract labor for 2003 totaled $195,000, up from $133,000 in 2002, a 47% increase.  This rise is a result of increased full time staff and contract positions in 2003 over 2002 staffing levels to support and generate our growing operations and marketing activities; as well as an increase in management salaries in June of 2003. We hired a production manager in the third quarter to ensure ongoing efficiencies with our order management and new product development.

Hemptown incurred $44,000 in consulting fees in 2003 ($0 in 2002).  These fees were incurred mainly to provide introductions into, and create brand awareness of, Hemptown within the socially responsible investment community, a fast-growing segment of the market that we believe is a natural fit for our company’s future.  Our continued investment in building brand awareness and general market awareness of the benefits of hemp clothing is imperative for the growth of the company.

Advertising and promotion costs in 2003 totaled $87,000, versus $101,000 for 2002, a decrease of 14%.  The majority of this decrease in marketing expenditures occurred in Q4 due to the addition of two new U.S. distributors and the inclusion of the Hemptown line in their existing catalogue and print advertising programs.  2003 marketing expenses were comprised predominantly of expenses for attendance at major North American tradeshows, as well as ongoing advertising campaigns, both on the Internet and in industry relevant print media.  The Company has had encouraging success with initial orders from large U.S. distributors, the result of our trade show attendance and prudent investments in travel and marketing to those areas expressing interest in our hemp products.  Hemptown intends to invest increasing amounts on advertising and marketing into the foreseeable future to increase brand recognition.

General office costs were $39,000 in 2003, up from $20,000 in 2002, a 95% increase.  This increase is predominantly the result of administrative expenses incurred to support the activities of our sales and marketing efforts.

Net Loss

The net loss for 2003 was $(479,000) compared to a loss of $(271,000) for 2002, an increase of $(208,000) or 77%.  Basic and diluted loss per share was $(.04) for 2003 and $(.02) in 2002.

Liquidity and Capital Resources

Hemptown ended 2003 with cash and cash equivalents of $47,000, a decrease of $70,000 from our cash position of $117,000 at December 31, 2002.

Our cash outflows from operations for 2003 were $(291,000) as compared to $(452,000) for the same period in 2002.  This decrease of cash used in operations in 2003 is attributable mainly to the increases in accounts payable which are partially offset by the increase in inventory.  The increase in inventory, as well as the increase in accounts payable, is substantially related to inventory production costs incurred in December 2003.

Cash outflows from investing activities are comprised solely of capital asset expenditures for both 2003 and 2002.  Capital asset additions in 2003 totaled $14,000 and $26,000 in 2002.  The 2003 additions were predominantly for leasehold improvements at our Vancouver showroom/warehouse facility and computer and office equipment additions.  In 2003 we also disposed of redundant production assets for total proceeds approximating $5,000 and a gain on sale approximating $1,000.  The 2002 expenditures were predominantly for computer equipment and trademark and website additions.  There are no significant ongoing capital commitments.

Our cash inflows from financing activities for 2003 totaled $210,000.  We raised $100,000 in equity financing in 2003 through the exercise of stock options by management and directors as well as an additional $45,000 (net of commissions paid) through a private placement of 100,000 common shares and the exercise of 50,000 warrants.   Draws on our operating line of credit have provided $66,000, which has been utilized to finance inventory production.

The effects of exchange rates on cash generated a gain of  $21,000 in2003.  This was the result of the substantial strengthening of the Canadian dollar against the U.S. dollar in 2003.

We have been, since our inception, reliant on external investment to finance ongoing operations, as we are not yet operating profitably.  While we anticipate achieving profitable operations in the near future, you should be cautioned that there can be no assurance that revenue, margins and profitability of the Company will increase or be sufficient to support our operations in the long term.   We are continuing to pursue external financing alternatives to improve our working capital position and to grow the business to the greatest possible extent.

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

Business Risks And Future Outlook

The demand for our products is largely dependent upon the level of acceptance and understanding of hemp fiber in the wholesale and consumer sectors.  Market size for hemp clothing products and our relative share of this market will be affected by a number of factors, which include general understanding and awareness, continuing growth in environmental awareness, taxation and government regulations and general economic conditions.  We are attempting to mitigate some of these risks through education and employing well-known athletes and other celebrity spokespeople to endorse our products.

As we continue to expand our operations internationally we must be aware of any inherent business risks associated with doing so.  We have attempted to mitigate these risks by establishing distribution channels with partners who are familiar with the regional jurisdictions being explored.

We believe our liability and property insurance is adequate and consistent with common industry practice.

Foreign Currency Exchange

A significant and growing portion of our revenue is received in U.S. dollars and a substantial portion of the Company's operating expenses are incurred in Canadian dollars.  As a result, a change in the value of the Canadian dollar relative to the U.S. dollar could materially affect the Company's operating results.  Although the Canadian dollar has had a recent rise relative to the U.S. dollar, this has not affected operations in a significant way.   Foreign currency translation gains and losses arising from normal business operations are reported as a separate component of shareholders’ equity.

Item 7. Financial Statements.

Index

Independent Auditors’ Report

Balance Sheets

Statements of Operations and Deficit

Statements of Cash Flows

Notes to Financial Statements

MOORE STEPHENS
ELLIS FOSTER LTD.

                     CHARTERED ACCOUNTANTS

1650 West 1st Avenue
Vancouver, BC  Canada   V6J 1G1
Telephone:  (604) 734-1112  Facsimile: (604) 714-5916
E-Mail:  generaldelivery@ellisfoster.bc.ca

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of

HEMPTOWN CLOTHING INC.

We have audited the balance sheet of Hemptown Clothing Inc. as at December 31, 2003 and 2002, and the related statements of shareholders’ equity, operations and cash flows for the year ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002, and the results of its operations and cash flows for the year then ended in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1, the Company has suffered recurring losses from operations and has a working capital deficiency.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to meet its required financing, and the success of future operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                   [signed]  “Ellis Foster”

Vancouver, Canada
February 23, 2004                                    Chartered Accountants

HEMPTOWN CLOTHING INC.
Balance Sheets
December 31, 2003 and 2002
(Expressed in U.S. Dollars)

		December 31, 2003	December 31, 2002

ASSETS
Current
Cash and cash equivalents		$46,555	$116,985
Accounts receivable		180,260	129,272
Inventories		482,019	190,114
Prepaid expenses		23,710	28,119

		732,544	464,490
Shareholder loan receivable (note 4)		16,282	15,000
Equipment (note 5)		25,171	25,219

		$773,997	$504,709

LIABILITIES
Current
Line of credit (note 6)		$65,562	$-
Accounts payable and accrued liabilities		424,944	110,635
Note payable		-	50,000
Capital lease obligation, current portion (note 7b)		4,538	6,385

		495,044	167,020
Capital lease obligation (note 7b)		7,558	465

		502,602	167,485

SHAREHOLDERS' EQUITY (DEFICIT)
Share capital		860,148	760,148
Authorized: 100,000,000 common shares without par value
Issued and outstanding:	11,834,535 common shares
	(2002 - 11,634,535)
Additional paid-in capital		4,523	419
Payables with equity components		200,000	-
Share subscriptions		45,000	-
Accumulated comprehensive income		65,601	1,778
Deficit		(903,877)	(425,121)

		271,395	337,224

		$773,997	$504,709

Commitments (note 7)
Subsequent Events (note 14)

HEMPTOWN CLOTHING INC.

Statements of Operations and Deficit
Years Ended December 31, 2003 and 2002
(Expressed in U.S. Dollars)

	2003	2002

Sales	$660,553	$497,409

Cost of goods sold	486,963	389,925

Gross margin (2003 - 26.4%; 2002 - 21.8%)	173,590	107,484

Expenses
Advertising and promotion	86,612	100,950
Amortization	10,240	10,866
Automobile	3,605	3,159
Bad debts	7,264	2,678
Bank charges and interest	22,879	11,552
Consulting fees	43,982	-
Contract labour	56,300	11,099
Insurance	6,812	3,484
Legal and accounting	184,541	41,977
Office and miscellaneous	39,176	20,316
Rent	38,358	32,710
Research and development	1,026	5,889
Salaries and employee benefits	139,183	121,573
Stock-based compensation	4,104	419
Telephone and fax	8,973	11,782

	653,055	378,454

Loss from operations	(479,465)	(270,970)

Gain on disposal of equipment	709	-

Loss for the year	(478,756)	(270,970)

Deficit, beginning of year	(425,121)	(154,151)

Deficit, end of year	$(903,877)	$(425,121)

Loss per share (basic and diluted)	$(0.04)	$(0.02)

Weighted average number of shares outstanding
(basic and diluted)	11,701,713	11,099,523

HEMPTOWN CLOTHING INC.

Statements of Cash Flows
Years Ended December 31, 2003 and 2002
(Expressed in U.S. Dollars)

	2003	2002

Cash flows from (used in) operating activities
Loss for the year	$(478,756)	$(270,970)
Adjustment for:
Gain on sale of assets	(709)	-
Stock based compensation	4,104	-
Amortization	10,240	10,866

	(465,121)	(260,104)

Changes in non-cash working capital
Increase in accounts receivable	(23,382)	(107,888)
Increase in inventories	(267,640)	(148,946)
Decrease (increase) in prepaid expenses	17,395	(21,111)
Increase in accounts payable and accrued liabilities	440,381	79,450
Increase in capital lease obligation	7,351	6,850

	(291,016)	(451,749)

Cash flows from (used in) investing activities
Proceeds on disposition of assets	4,560	-
Purchase of capital assets	(14,043)	(26,272)

Cash flows from (used in) financing activities
Issuance of share capital	145,000	535,246
Increase in line of credit	65,562	-
Issuance of note payable	-	50,000
Increase in shareholder loan receivable	(1,282)	(65,459)

	209,280	519,787

Effect of exchange rate changes on cash and cash equivalents	20,789	(421)

Increase (decrease) in cash and cash equivalents	(70,430)	41,345

Cash and cash equivalents, beginning of year	116,985	75,640

Cash and cash equivalents, end of year	$46,555	$116,985

HEMPTOWN CLOTHING INC.

Statements of Shareholders' Equity
Period Ended December 31, 2003
(Expressed in US Dollars)

						Accumulated
				Payables	Additional	other		Total
	Common shares		Share	with equity	paid-in	comprehensive		Shareholders'
	Shares	Amount	Subscriptions	components	capital	income \ (loss)	Deficit	Equity

Balance,December 31, 2001	9,664,201	$225,321	$-	-	-	$2,199	$(154,151)	$73,369

Shares issued for cash	1,970,334	534,827	-	-	-	-	-	534,827
Stock based compensation	-	-	-	-	419	-	-	419
Components of comprehensive income (loss)
- foreign currency translation	-	-	-	-	-	(421)	-	(421)
- net (loss) for the period	-	-	-	-	-	-	(270,970)	(270,970)
Total comprehensive loss								(271,391)

Balance,December 31, 2002	11,634,535	$760,148	$-	$-	$419	$1,778	$(425,121)	$337,224

Balance,December 31, 2002	11,634,535	$760,148	$-	-	419	$1,778	$(425,121)	$337,224
Exercise of stock options at $0.50 per share	200,000	100,000	-	-	-	-	-	100,000
Liabilities classified as equity	-	-	-	200,000	-	-	-	200,000
Stock based compensation	-	-	-	-	4,104	-	-	4,104
Subscriptions Received	-	-	45,000	-	-	-	-	45,000
Components of comprehensive income (loss)
- foreign currency translation	-	-	-	-	-	63,823	-	63,823
- net (loss) for the period	-	-	-	-	-	-	(478,756)	(478,756)
Total comprehensive loss								(414,933)

Balance,December 31, 2003	11,834,535	$860,148	$45,000	$200,000	$4,523	$65,601	$(903,877)	$271,395

HEMPTOWN CLOTHING INC.

Notes to Financial Statements
December 31, 2003 and 2002
(Expressed in U.S. Dollars)

1.	Basis of Presentation

Hemptown Clothing Inc. (the “Company” or “Hemptown”) was incorporated in the Province of British Columbia, Canada on October 6, 1998 and is in the business of clothing manufacturing.

 The Company’s financial statements are prepared using the generally accepted accounting principles (“GAAP”) in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has suffered recurring losses from operations and has a working capital deficiency.  The Company’s management plans on establishing additional financing on an as needed basis and in the longer term.  The Company’s ability to continue as a going concern is dependent on this financing, and, ultimately, upon achieving profitable operations.

2.	Significant Accounting Policies

	a)	Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates.

	b)	Revenue Recognition

Revenue is recognized upon the shipment of the goods to customers and collectibility of revenue proceeds is reasonably assured net of discount and a provision for estimated sales returns.

	c)	Inventories

Inventories of clothing are valued at the lower of cost and net realizable value. Cost includes all direct material and direct labour incurred during the manufacturing process and any customs or duty charges related to acquisition of the inventory.

On December 28, 2003, $165,855 of inventories were shipped to customers. Pursuant to the terms of the sales agreements the shipment has not been recorded as revenue and is included in the inventory of the company at December 31, 2003.

The above noted shipments are insured by Export Development Canada for 90% of the any losses sustained as a result of these shipments.

2.	Significant Accounting Policies (cont’d)

	d)	Equipment

Equipment is stated at cost and amortized using the following methods:

Computer equipment	30% declining balance
Computer software	100% declining balance
Furniture and fixtures	20% declining balance
Leasehold improvements	0% declining balance
Production equipment	20% declining balance
Website	5 year straight-line
Assets under capital lease	straight-line over term of lease

e)	Foreign Currency Translation

The Company’s functional currency is Canadian dollars.  The Company translates its functional currency to the reporting currency in U.S. dollars using the following method:

Assets and Liabilities are translated into U.S. dollars at the exchange rate in effect at the year-end.  Revenues and expenses are translated throughout the year at the exchange rate prevailing at each period.  Exchange gains or losses from such translations are included as a separate component of shareholders’ equity.

f)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method.  Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

g)	Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statements of Shareholders' Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

2.	Significant Accounting Policies (cont’d)

	h)	Stock-Based Compensation

The Company accounts for stock-based compensation arrangement in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock –Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition And Disclosure – An Amendment of SFAS No. 123.  Under SFAS 123, the Company has elected to apply fair value based method of accounting for all types of stock-based arrangements.

	i)	Cash Equivalents

Cash equivalents usually consist of highly liquid investments that are readily convertible into cash with maturity of three months or less when purchased. As at December 31, 2003, the cash and cash equivalents consist of bank deposits.

	j)	Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, “Earnings Per Share”. Common stock equivalents from stock options and warrants were excluded from the calculation of net loss per share for December 31, 2003 and 2002 as their effect is anti-dilutive.

	k)	Long-Lived Asset Impairment

Long-lived assets of the company are reviewed when changes in circumstances suggest their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the estimated undiscounted future projected cash flows to result from the use of the asset and its eventual disposition. If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis.

	l)	Advertising Expenses

The Company expenses advertising costs as incurred. In fiscal year 2003, the Company incurred $86,612 (2002 - $100,950) in advertising expenses.

2.	Significant Accounting Policies (cont’d)

	m)	New Accounting Pronouncements

In January 2003, the Financial Accounting Standard Board issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities – (“VIE”) An Interpretation of Accounting Research Bulletin (ARB) No. 51.  This interpretation addressed the requirements for business enterprises to consolidate related entities in which they are determined to be the primary economic beneficiary as a result of their variable economic interest.  The interpretation is intended to provide guidance in judging multiple economic interests in an entity and in determining the primary beneficiary.  The interpretation outlines disclosure requirements for VIE in existence prior to January 31, 2003, outlines consolidation requirements for VIE created after January 31, 2003.  The company has reviewed its major commercial relationship and its overall economic interests with other companies consisting of related parties, royalty customers and other suppliers to determine the extent of its variable economic interest in these parties.  The review has not resulted in a determination that the Company would be judged to be the primary economic beneficiary in any material relationships, or that any material entities would be judged to be Variable Interest Entities of the Company.

In April 2003, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and hedging Activities.  This Statement is effective for contracts entered into or modified after June 30, 2003.  The implementation of SFAS No. 149 does not have any impact on the Company’s financial statements.

In May 2003, the Financial Accounting Standards Board (FASB) approved SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 establishes standards for how to classify and measure financial instruments with characteristics of both liabilities and equity. It requires financial instruments that fall within its scope to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, for pre-existing financial instruments, as of July 1, 2003. The Company does not have any financial instruments that fall under the guidance of SFAS No. 150 and, therefore, the adoption does not have any effect on its financial statements.

2.	Significant Accounting Policies (cont’d)

	m)	New Accounting Pronouncements (cont’d)

In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No. 132, “Employers’ Disclosure about Pensions and Other Post-retirement Benefits. SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004. The adoption of SFAS No. 132(R) did not impact our financial position or results of operations.

3.	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, line of credit, notes payable, accounts payable and accrued liabilities, capital lease obligation and shareholders loan receivable.  It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.

4.	Shareholder Loan Receivable

Outstanding shareholder loan receivables are charged interest equivalent to the Company’s borrowing line of credit (see Note 6). The loan is unsecured with no specific terms of repayment.

5.	Equipment

	Cost	Accumulated Amortization	Net Book Value December 31, 2003	Net Book Value December 31, 2002

Computer equipment	$ 5,227	$ 2,727	$ 2,500	$ 3,774
Furniture and fixtures	3,089	1,043	2,046	2,019
Leasehold improvements	7,230	2,420	4,810	2,723
Production equipment	-	-	-	4,908
Website	8,878	3,396	5,482	4,946
Computer equipment under capital lease	14,223	4,033	10,190	793
Telephone equipment under capital lease	2,233	2,090	143	805
Computer software under capital lease	10,503	10,503	-	5,251

	$ 51,383	$ 26,212	$ 25,171	$ 25,219

6.	Line of Credit

During the period the Company utilized a line of credit with interest bearing at the prime business rate plus 1.5%. The prime rate at December 31, 2003 is 4.5%. The loan is secured by the receivables of the Company and due on demand. Insurance policies are in place to guarantee collectibility of the receivables and cover any additional amounts payable under the line of credit.

7.	Commitments

a)

The Company is committed to current annual lease payments totalling $61,500 (2002 – $78,700) for premises under lease.  The lease expires in 2006.  Approximate minimum lease payments over the next three years are as follows:

2004	$ 27,600
2005	29,000
2006	4,900

$ 61,500

7.	Commitments (cont’d)

	a)	Obligations Under Capital Leases

The future minimum lease payments are as follows at December 31, 2003:

	December 31, 2003	December 31, 2002

2003	$-	$6,871
2004	4,833	375
2005	4,301	125
2006	4,080	-
2007	392	-

Total future minimum lease payments	13,606	7,371
Less: Amount for interest portion	(1,510)	(521)

Present value of net minimum lease payments	12,096	6,850
Less: Principal due within one year	(4,538)	(6,385)

Long-term obligations under capital leases	$7,558	$465

These capital leases bear interest ranging from 6.5% to 8.5% per annum. The liabilities are effectively secured as the rights to the leased assets revert to the lessor in the event of default.

8.	Share Capital

a)

During the year, the Company received total proceeds of $100,000 from the exercise of various stock options.  All options were exercised at a price of $0.50 per share.

During the year ended 2002, 1,970,334 shares were issued for cash for total proceeds of $534,827 (net of commissions).  The average share issuance price was $0.27 per common share.

In December 2003, the Company received a subscription for 100,000 common shares and 50,000 non-transferable share purchase warrants for total proceeds of $45,000 (net of commissions).  Each purchase warrant allows for the purchase of one common share of the Company at an exercise price of $0.75 per share for 12 months from the date of issuance and $1.00 per share for an additional six months.  The common shares and warrants were issued subsequent to the year-end.

8.	Share Capital (cont’d)

	b)	Share Purchase Warrants

February 19, 2003 150,000 Warrant Units were issued in lieu of consulting services performed for the Company. Share purchase warrants outstanding at December 31, 2003 are:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (yr)

$2.00 - $4.00	300,000	1.71

Each Warrant Unit consists a right to purchase one common share at a price of $2.00, plus one piggyback warrant, which consists of a right to purchase one common share at a price of $4.00.  The piggyback warrants expire one year from the exercise of the Warrant Units.

9.	Stock Option Plan

On September 10, 2003, the Company adopted a revised “Stock Option Plan” pursuant to which the Company can grant up to a maximum of 3,000,000 common shares of the Company’s share capital through various stock options.  At any constituted meeting of the Board of Directors, the total shares reserved for issuance of options granted may be increased up to 100% of the Company’s issued and outstanding stock.

The Company accounts for its stock options under its Stock Option Plan in accordance with the fair value based method of accounting for stock-based compensation.

On September 10, 2003, the Company authorized and granted 1,115,500 options to acquire common shares in the Company.  Each option is for one common share at an exercise price of $0.75 per share.  The options vest at 1/12 per month beginning October 10th, 2003 and expire on November 22, 2006.  The fair value of each option granted has been estimated as of the date of granting using the Black-Scholes pricing model with the following assumptions: risk-free interest rate 3.3%, dividend yield 0%, volatility approximately 0%.  The resulting weighted average fair value of these options has been calculated to be approximately Nil.  As a result, no compensation cost has been charged to income.

9.	Stock Option Plan (cont’d)

A summary of the status of the Company’s Stock Option Plan as of December 31, 2003 is presented below:

	Shares	Weighted-Average Exercise Price

Options outstanding, December 31, 2001	887,000	$0.50
Options granted during the year	80,000	$0.50

Options outstanding, December 31, 2002	967,000	$0.50
Options exercised during the year	(200,000)	$0.50
Options granted during the year	1,115,500	$0.75
Options cancelled during the year	(51,000)	$0.50

Options outstanding, December 31, 2003	1,831,500	$0.65

Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yr)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.50	717,000	2.89	$0.50	717,000	$0.50
$0.51 - $1.00	1,114,500	2.89	$0.75	278,625	$0.75

1,831,500		2.89	$.65	995,625	$0.57

10.	Income Taxes

As at December 31, 2003, the Company has estimated tax loss carry forwards for tax purposes of approximately $1,000,000.  This amount may be applied against future federal taxable income.  The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations.  When circumstances change and this causes a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary differences that give rise to the Company’s future tax asset (liability) are as follows:

	2003	2002

Loss carry forwards	$404,900	$(161,750)
Valuation allowance	(404,900)	161,750

	$-	$-

11.	Related Party Transactions

In 2002, a consulting fee of $15,000 was paid to a shareholder of the Company for promotional and consulting services.  The fee was for a period of service of 24 months ending August 31, 2004.  The amount is being charged to operations over the term of the contract.  In fiscal year 2003, $7,500 (2002 - $2,500) was expensed.

In the fiscal year 2003 a consulting fee of $40,000 was paid to a shareholder of the Company for various consulting services.

In the fiscal year 2003, $71,352 and $35,676 were paid as salary and consulting, respectively, to directors of the company for management services provided. These amounts are deemed to be at fair market rates for the services provided.

12.	Concentration

As are December 31, 2003, two suppliers account for 99% of the company’s purchases. One supplier is located in China and represents 87% of the company’s purchases, the other is located in Canada and represents approximately 12%. The company plans to increase volume with its Canadian supplier to mitigate the concentration risk.

13.	Comparative Figures

Certain 2002 comparative figures have been reclassified to conform to the financial statement presentation adopted for 2003.

14.	Subsequent Events

a)

Subsequent to the year-end, the Company converted $150,000 and $50,000 of accounts payable and note payable to 600,000 common shares and 200,000 common shares of the Company, respectively.   As at December 31, 2003, the Company has re-classified the above-noted liabilities to a component of shareholders’ equity.

	b)	See Note 8 (a).

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in, or disagreements with accountants on accounting and financial disclosure for the two most recent fiscal years.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth, as of December 31, 2003, the name, age and position of our directors and executive officers.

NAME	AGE	OFFICES HELD
Jerry Kroll	42	Director, Chairman of the Board, CEO and President
Jason Finnis	32	Director, COO, Secretary and Treasurer
Larisa Harrison	31	Director and VP Administration
Robert Edmunds	45	Director and CFO
Lesley Hayes(*)	41	Director and VP Communications

(*)	Lesley Hayes resigned as director as of February 20, 2004

The directors hold their positions until the next annual general meeting which is expected to be held in June of 2004, or until their successors are duly elected and qualified.  Hemptown's executive officers serve at the pleasure of the Board of Directors.

The backgrounds of our directors and executive officers are as follows:

Jerry Kroll,Vancouver, B.C.  Since 1995, Mr. Kroll has owned and operated Ascend Sportmanagement Inc.  Under this company, Mr. Kroll acts as a marketing agent, representing drivers and race teams attracting corporate sponsorship and doing corporate fundraising.  Mr. Kroll has concentrated his efforts in the areas of CART, Indy Car and support event racing.  Since 1998, Mr. Kroll has been involved in Hemptown as a co-founder, CEO, President and a director.  He has broad marketing experience including wholesale and retail companies, as well as a background in the operation of franchise systems.

Jason Finnis,Vancouver, B.C.  Mr. Finnis has been the Secretary of Hemptown since July 29, 2000 and a director of Hemptown since December 15, 2000.  Mr. Finnis has been working as an entrepreneur in the hemp industry since 1994. He has started and grown three different hemp enterprises since 1994 and has built a market for his products, now marketed under the Hemptown brand name, throughout North America and several cities outside North America.  Mr. Finnis has established strong ties with the Federal Government of Canada and was instrumental in removing the Canadian tariff on all imported hemp fabric.  Mr. Finnis has been a sought after speaker at many North American universities and conferences speaking on a wide variety of business and industrial hemp related topics.  Mr. Finnis attended the University of Victoria in the Faculty of Fine Arts, and possesses broad experience in apparel manufacturing, marketing and sales.

Larisa Harrison,Vancouver, B.C.  Ms. Harrison has been a director of Hemptown since December 15, 2000.  Ms. Harrison has been working in the hemp clothing industry since 1995.  Ms. Harrison was instrumental in creating the growth in demand for Hemptown’s products over the past years.  Since 1998 Ms. Harrison has been a self-employed administrative consultant.  Ms. Harrison provides human resource management, develops customized computer databases, and provides bookkeeping services for several Canadian businesses.  In May of 1998 Ms. Harrison was employed by one of Canada's top providers of private label fashion to North American department and chain stores.  In this role Ms. Harrison provided product development, sales support and production management for a number of clients.  Ms. Harrison possesses extensive experience in the apparel industry, network administration, and graphic design. Ms. Harrison is a graduate of the University of Victoria with a Fine Arts degree from the School of Music.

Robert Edmunds, C.A., Calgary, AB.  Mr. Edmunds has been a director of Hemptown since December 15, 2000.  Mr. Edmunds received a Chartered Accountant designation in 1992.  He has worked as the proprietor of a public practice from 1992 through 1998.  Since 1998 Mr. Edmunds has been performing consulting work, providing business strategy, financial planning and accounting services for various clients in the entertainment and E-commerce industries.

Lesley Hayes, Calgary, AB.  Ms. Hayes had been a director of Hemptown since December 15, 2000.  Ms. Hayes worked as a Vice-President for Vicom Multimedia (TSX-V:VMT) from 1993 till 1998.  Between 1998 and 2000, Ms. Hayes founded an Investor Relations consultancy.  She has served as President, Vice President Operations, and Vice President Technology for these companies.  Ms. Hayes was the director of Creative Services for Burntsand Inc. (TSE:BRT) and has served as a director for Tyler Resources Inc. (TSX-V:TYS) and Abitibi Mining Corp. (TSX-V:NAI) since 1997.  Ms. Hayes has also served on the executive of the Young Entrepreneurs Organization in Calgary for five years. Effective on February 20, 2004 Ms. Hayes resigned as a director of Hemptown.

As of the date of this Annual Report, the Company has not appointed members to an audit committee. As of the date of this Annual Report, no audit committee exists. Therefore, the role of an audit committee has been conducted by the Board of Directors of the Company.

The Company intends to establish an audit committee. When established, the audit committee will be comprised of at least two disinterested members. When established, the audit committee's primary function will be to provide advice with respect to the Company's financial matters and to assist the Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be: (i) to serve as an independent and objective party to monitor the Company's financial reporting process and internal control system; (ii) to review and appraise the audit efforts of the Company's independent accountants; (iii) to evaluate the Company's quarterly financial performance as well as its compliance with laws and regulations; (iv) to oversee management's establishment and enforcement of financial policies and business practices; and (v) to provide an open avenue of communication among the independent accountants, management and the Board of Directors.

The Board of Directors has considered whether the provision of such non-audit services would be compatible with maintaining the principal independent accountant's independence. The Board of Directors considered whether the Company's principal independent accountant was independent, and concluded that the auditor for the fiscal year ended December 31, 2003 was independent.

Significant Employees

There are no other “significant” employees other than those mentioned.

Family Relationships

Larisa Harrison and Jason Finnis are currently engaged to be married, with no current date set for the marriage.

Lesley Hayes and Robert Edmunds are married.

Involvement in Certain Legal Proceedings

There are no legal proceedings pending or that have occurred in the past five years that are material to an evaluation of the ability or integrity of any persons listed herein as an officer, director or significant employee.

Section 16(a) Beneficial Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on its review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year 2003, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10. Executive Compensation.

The persons acting as Executive Officers within Hemptown have remained consistent throughout fiscal years ended December 31, 2000 through 2003.

While we were in a start-up phase, management decided to work for little or no monetary compensation in order to allow for additional funds to be put towards growing the business.  We do not, as of February 29, 2004, offer any bonus plans, group or individual medical plans, or insurance coverage of any type.

The following table sets forth in summary form the compensation received by our Chief Executive Officer.  None of our other executive officers received salary and bonus exceeding US$100,000 during the fiscal year ended December 31, 2003.

Long Term Compensation

Annual Compensation

Awards

Payouts

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)
Jerry Kroll Chief Executive Officer, President, Director	2003 2002 2001	$50,000(1) $48,000 $8,000(2)	Nil Nil Nil	Nil Nil Nil	None None None	250,000 Nil 175,000	None None None	None None None

(1)	Annual salaries are denominated in Canadian funds. There were no amounts deferred or reimbursed for the payment of taxes.
(2)	$4,000 of this salary amount was deferred to Fiscal 2002.

Option/SAR Grants

The following sets forth certain information for fiscal year 2003, current to December 31, 2003 concerning the stock options granted by us to our Executive Officers.  Each option represents the right to purchase one share of our common stock.

Name	Number of Securities Under Options/SARs Granted	% of Total Options/SARs Granted to Employees in Financial Year	Exercise or Base Price ($/Security)	Expiration Date
Jerry Kroll	250,000(2)	22.41%	$0.75	November 22, 2006
Robert Edmunds	50,000(1)	4.48%	$0.75	November 22, 2006
Jason Finnis	250,000(2)	22.41%	$0.75	November 22, 2006
Larisa Harrison	250,000(2)	22.41%	$0.75	November 22, 2006
Lesley Hayes	50,000(1)	4.48%	$0.75	November 22, 2006

(1)

On September 10, 2003, the Board of Directors issued stock options to directors, officers and employees. The stock options have the following terms: 4,174 of the options vest on October 10, 2003 and a further 1/11 of the remaining grant will vest on the tenth day of each subsequent month.

(2)

On September 10, 2003, the Board of Directors issued stock options to directors, officers and employees. The stock options have the following terms: 20,837 of the options vest on October 10, 2003 and a further 1/11 of the remaining grant will vest on the tenth day of each subsequent month

Aggregated Option/SAR Exercises in the Last Fiscal Year and Fiscal Year End Option/SAR Values

The following table shows aggregate exercise of options to purchase our common shares in fiscal 2003 by our Executive Officers.

Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at fiscal year end (#) Exercisable /Unexercisable		Value of Unexercised In-the -Money Options/SARs at fiscal year end ($) Exercisable / Unexercisable
			Exercisable	Unexercisable	Exercisable	Unexercisable
Jerry Kroll	40,000	N/A(1)	83,336	166,664	N/A(2)
Robert Edmunds	0	N/A(1)	16,672	33,328	N/A(2)
Jason Finnis	30,000	N/A(1)	83,336	166,664	N/A(2)
Larisa Harrison	30,000	N/A(1)	83,336	166,664	N/A(2)
Lesley Hayes	10,000	N/A(1)	16,672	33,328	N/A(2)

(1)	As of February 29, 2004, no exercised options have been sold.
(2)

As all options have been issued at or above the highest price paid for Hemptown’s shares to date as part of a private placement prior to becoming public, and, since there have been no shares traded in the public market as at the fiscal year end, there are no “in-the-money” options.

Long Term Incentive Plan (“LTIP”) Awards Table

We have no long-term incentive plans in place and therefore there were no awards made under any long-term incentive plan to the Named Executive Officers during our most recently completed fiscal year.

Compensation of Directors

We do not pay our directors for attending meetings of the Board of Directors, although we expect to adopt a director compensation policy in the future.  We have no standard arrangement pursuant to which our directors are compensated for any services provided as a director or for committee participation or special assignments.

As of February 29, 2004, all directors have been awarded stock options.

Employment Agreements

We do not have any employment agreements with our Executive Officers, but we intend in future to enter into such agreements with our senior Executive Officers.

Reports on Repricing of Options/SARs

Hemptown did not reprice any of its options in fiscal 2003.

Employee Pension, Profit Sharing Insurance or Other Retirement Plans

As at December 31, 2003, we did not have a benefit, pension plan, profit sharing, insurance plan or other retirement plan, although we may adopt one or more of such plans in the future.

Compensation Committee Interlocks and Insider participation

We do not currently have a Compensation Committee.  Decisions as to compensation are made from time-to-time with no set policies, or formulas used as a guide.

The following table shows the persons who participated in deliberations of our Board of Directors concerning Executive Officer compensation.

Name	Offices Held
Jerry Kroll	Director, CEO, President and Chairman of the Board
Jason Finnis	Director, COO, Secretary and Treasurer
Larisa Harrison	Director and VP Administration

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets out all persons (including any "group", but excluding management) who are known to Hemptown to be the beneficial owner of more than 5% of the outstanding common shares of the Company.  This table is current to February 29, 2004.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	% of Class – FD(1)
Common	Bigger Bite Holdings Ltd. (3) 404 - 150 Alexander St. Vancouver, B.C., Canada Michelle McQueen 404 - 150 Alexander St. Vancouver, B.C., Canada	900,000(2) 300,000	2.00% - 1.91%
Common	Imperial Trust(4) P.O. Box 161 Brooks Alberta, Canada	1,041,499	6.93% - 6.62%
Common	Purchase Holdings Ltd.(5) 48 Howe Road, Kamloops, B.C., Canada	900,000(2)	0.00% - 0.00%
Common	Socrates Trust(6) P.O. Box 161 Brooks, Alberta, Canada	991,499	6.59% - 6.31%

(1)

This represents the percentage of the class owned by the security holder as at February 29, 2004.  In calculating this percentage, all options and warrants exercisable within sixty days of February 29, 2004 were included in the denominator and all warrants issued included in the numerator.  FD represents the percentage of the class owned by the security holder as at February 29, 2004 with all options and warrants issued included in the numerator and a Fully Diluted share amount in the denominator.

(2)

Note that the warrants allocated to Bigger Bite Holdings Ltd. and Purchase Holdings Ltd. have not been issued and if any are to be issued as a result of a loan from them, they will not be issued until August 20, 2004.  Therefore, the 900,000 warrants have not been included in the numerator or the denominator for these calculations.  Hemptown does not expect that these warrants will be issued.

(3)	Michelle McQueen of Vancouver, British Columbia is the beneficial owner of Bigger Bite Holdings Ltd.
(4)	The beneficial owner of Imperial Trust is Ken Lelek of Vancouver, British Columbia.
(5)	The beneficial owner of Purchase Holdings Ltd. is Krista Bell of Kamloops, British Columbia.
(6)	The beneficial owner of Socrates Trust is Patrick Smyth of Vancouver, British Columbia.

Security Ownership of Management

The following table sets out the security ownership of all directors, nominees and officers of the Company.

Title of Class	Name and Address(1) of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class - FD(7)
Common	Robert Edmunds	658,336 (5)	4.38% - 4.19%
Common	Jason Finnis & Larisa Harrison(3)	2,783,336 (4)	18.51% - 17.70%
Common	Lesley Hayes	83,336 (6)	0.55% - 0.53%
Common	Jerry Kroll	3,044,673 (2)	20.25% - 19.36%
Common	Executive Officers and directors as a Group (5 persons)	6,569,681(8)	43.70% - 41.78%

(1)	The address for delivery for all management is c/o Hemptown Clothing Inc., 1307 Venables Street, Vancouver, British Columbia, V5L 2G1.
(2)	In 2003 Mr. Kroll has been granted 250,000 options to purchase shares of our common stock. This number includes 166,668 shares that will vest within 60 days of February 29, 2004.
(3)	Jason Finnis and Larisa Harrison own their shares jointly.
(4)

In 2003 Mr. Finnis has been granted 250,000 options to purchase shares of our common stock.  This number includes 166,668 shares that will vest within 60 days of February 29, 2004. In 2003 Ms. Harrison has been granted 250,000 options to purchase shares of our Common stock.  This number includes 166,668 shares that will vest within 60 days of February 29, 2004.

(5)	In 2003 Mr. Edmunds has been granted 50,000 options to purchase shares of our common stock. This number includes 33,336 shares that will vest within 60 days of February 29, 2004.
(6)	In 2003 Ms. Hayes has been granted 50,000 options to purchase shares of our common stock. This number includes 33,336 shares that will vest within 60 days of February 29, 2004.
(7)	Percentages include all options that are exercisable within 60 days of February 29, 2004 in both the numerator and the denominator. FD represents a fully diluted share amount in the denominator.
(8)	Includes all shares and all options which will vest within 60 days of February 29, 2004.

Changes in Control

There are no arrangements that management is aware of that may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.

There have been no related transactions occurring in the last two years that have been greater than US$60,000.

Item 13. Exhibits and Reports on Form 8-K.

(a)        Exhibit List

            11.1     Statement re: computation of per share earnings

            23.1     Consents of Experts

            31.1     Certificate pursuant to Rule 13a-14(a)

            31.2     Certification pursuant to Rule 13a-14(a)

            32.1     Certificate pursuant to 18 U.S.C. Subsection 1350

            32.2     Certificate pursuant to 18 U.S.C. Subsection 1350

(b)        Reports on Form 8-K:

            None

Item 14. Principal Accountant Fees and Services.

Audit Fees

During the fiscal years ended December 31, 2002 and 2003, Hemptown’s principal accountants billed fees of approximately CDN $28,050.00 and CDN $27,355.00, respectively, for professional services rendered in connection with the audit of Hemptown’s annual and quarterly financial statements for the respective fiscal periods.  Hemptown’s principal accountant did not bill any other audit-related fees during the respective time periods.

Tax Fees

During the fiscal years ended December 31, 2002 and 2003, Hemptown’s principal accountant billed fees of approximately CDN $7,464.00 and CDN $24,926.80, respectively, for professional services rendered in connection with tax compliance, consultation, and planning, including preparation of federal and Canadian income tax returns for the respective periods.

All Other Fees

During the fiscal years ended December 31, 2002 and 2003, Hemptown’s principal accountant billed fees of approximately CDN $30,757.76 and CDN $7,445.00, respectively, for professional services other than audit and tax services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hemptown Clothing Inc.
 (Registrant)

By        /s/ Jerry Kroll
Jerry Kroll
Chairman, President, Chief Executive Officer and Director

Date     March 25, 2004

By        /s/ Robert Edmunds
Robert Edmunds
Chief Financial Officer and Director

Date     March 25, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By        /s/ Jerry Kroll
Jerry Kroll
Chairman, President, Chief Executive Officer and Director

Date     March 25, 2004

By        /s/ Jason Finnis
Jason Finnis
Secretary, Treasurer, Chief Operating Officer and Director

Date     March 25, 2004

By        /s/ Larisa Harrison
Larisa Harrison
Vice-President, Administration and Director

Date     March 25, 2004

By        /s/ Robert Edmunds
Robert Edmunds
Chief Financial Officer and Director

Date     March 25, 2004