Form 10QSB
period 2004-03-31
HEMPTOWN CLOTHING INC
filed 2004-05-14
CIK 1210294

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

Commission file number: 333-102081.

Hemptown Clothing Inc. (Name of small business issuer in its charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	98-0359306 (I.R.S. Employer Identification No.)

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

Yes           X                No

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding as of April 30, 2004 is13,210,035 shares.

Transitional Small Business Disclosure Format (check one):

Yes           X                 No

Hemptown Clothing Inc. Table of Contents

Part I—Financial Information

Item 1. Financial Statements

HEMPTOWN CLOTHING INC.

Balance Sheet
March 31, 2004
(Unaudited – Prepared by Management)
(Expressed in U.S. Dollars)

		March 31,	December 31,
		2004	2003

ASSETS

Current
Cash and cash equivalents		$45,131	$46,555
Accounts receivable		350,928	180,260
Inventories		371,254	482,019
Prepaid expenses		42,821	23,710

		810,134	732,544

Shareholder loan receivable (note 4)		22,734	16,282

Equipment (note 5)		23,860	25,171

		$856,728	$773,997

LIABILITIES

Current
Line of credit (note 6)		64,988	65,562
Accounts payable and accrued liabilities		434,296	424,944
Note payable		8,823	-
Capital lease obligation, current portion (note 7b)		2,685	4,538

		510,792	495,044
Capital lease obligation (note 7b)		6,744	7,558

		517,536	502,602

SHAREHOLDERS' EQUITY (DEFICIT)

Share capital		1,324,448	860,148
Authorized:	100,000,000 common shares without par value
Issued and outstanding :	13,200,035 common shares
	(2003 - 11,834,535)

Additional paid-in capital		4,523	4,523

Payables with equity components		-	200,000

Share subscriptions		-	45,000

Accumulated comprehensive income (loss)		(18,219)	65,601

Deficit		(971,560)	(903,877)

		339,192	271,395

		$856,728	$773,997

Commitments (note 7)

Approved by the Directors :
	Director	Director

HEMPTOWN CLOTHING INC.

Statement of Operations and Deficit
(Unaudited – Prepared by Management)
(Expressed in U.S. Dollars)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003

Sales	$285,028	$139,145

Cost of goods sold	187,183	112,796

Gross margin (2004 – 34.3%; 2003 – 18.9%)	97,845	26,349

Expenses
Advertising and promotion	32,428	38,141
Amortization	1,311	2,777
Automobile	853	898
Bad debts	-	2,401
Bank charges and interest	7,917	4,134
Consulting fees	-	47,651
Contract labour	28,024	-
Insurance	8,061	303
Legal and accounting	7,751	4,050
Office and miscellaneous	16,895	11,666
Rent	10,219	8,738
Research and development	309	995
Salaries and employee benefits	49,716	48,903
Telephone and fax	2,044	3,458

	165,528	174,115

Loss for the period	(67,683)	(147,766)

Deficit, beginning of period	(903,877)	(425,121)

Deficit, end of period	$(971,560)	$(572,887)

Loss per share (basic and diluted)	$(0.01)	$(0.01)

Weighted average number of shares outstanding
(basic and diluted)	12,688,579	11,642,535

HEMPTOWN CLOTHING INC.

Statement of Cash Flows
(Unaudited – Prepared by Management)
(Expressed in U.S. Dollars)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2004	2003

Cash flows from (used in) operating activities
Loss for the period	$(67,683)	$(147,766)
Adjustment for :
Amortization	1,311	2,777
Fair value of services and imputed interest on warrants	-	3,148

	(66,372)	(141,841)

Changes in non-cash working capital:
Decrease (increase) in accounts receivable	(170,668)	12,671
Decrease in inventories	110,765	32,009
Decrease (increase) in prepaid expenses	(19,111)	5,606
Increase in deferred costs	-	(24,691)
Increase (decrease) in accounts payable and accrued liabilities	9,352	(12,925)
Decrease in capital lease obligation	(2,667)	(971)

	(138,701)	(130,142)

Cash flows used in investing activities
Purchase of equipment	-	(5,173)

Cash flows from (used in) financing activities
Issuance of share capital	219,300	40,000
Decrease in line of credit	(574)	-
Increase in shareholder loan receivable	(6,452)	-
Issuance of note payable	8,823	-

	221,097	40,000

Effect of exchange rate changes on cash and cash equivalents	(83,820)	21,542

Decrease in cash and cash equivalents	(1,424)	(73,773)

Cash and cash equivalents, beginning of period	46,555	125,454

Cash and cash equivalents, end of period	$45,131	$51,681

HEMPTOWN CLOTHING INC.

Statement of Shareholders' Equity
March 31, 2004
(Unaudited – Prepared by Management)
(Expressed in U.S. Dollars)

						Accumulated
				Payables	Additional	other		Total
	Common shares		Share	with equity	paid-in	comprehensive		shareholders'
	Shares	Amount	subscriptions	components	capital	income \ (loss)	Deficit	equity

Balance, December 31, 2002	11,634,535	$760,148			$419	1,778	(425,121)	337,224
Exercise of stock options at $0.50 per share	200,000	100,000						100,000
Liabilities classified as equity				200,000				200,000
Stock-based compensation					4,104			4,104
Subscriptions received			45,000					45,000
Components of comprehensive loss
- foreign currency translation						63,823		63,823
- loss for the year							(478,756)	(478,756)
Total comprehensive loss								(414,933)

Balance, December 31, 2003	11,834,535	$860,148	$45,000	200,000	4,523	65,601	(903,877)	271,395

Balance, December 31, 2003	11,834,535	$860,148	$45,000	200,000	4,523	65,601	(903,877)	271,395

Exercise of stock options at $0.50 per share	50,000	25,000						25,000
Shares issued for cash	11,500	11,500						11,500
Share subscriptions received (net of commissions of $19,200)	404,000	182,800						182,800
Share subscriptions completed (net of commissions of $5,000)	100,000	45,000	(45,000)					-
Conversion of liabilities classified as equity -settlement of debt	600,000	150,000		(150,000)				-
Conversion of liabilities classified as equity - exercise of warrants	200,000	50,000		(50,000)				-
Components of comprehensive loss
- foreign currency translation						(83,820)		(83,820)
- loss for the period							(67,683)	(67,683)
Total comprehensive loss								(151,503)

Balance, March 31, 2004	13,200,035	$1,324,448	$-	-	4,523	(18,219)	(971,560)	339,192

HEMPTOWN CLOTHING INC.

Notes to Financial Statements
March 31, 2004
(Unaudited – Prepared by Management)
(Expressed in U.S. Dollars)

1.

Basis of Presentation

Hemptown Clothing Inc. (the “Company” or “Hemptown”) was incorporated in the Province of British Columbia, Canada, on October 6, 1998, and is in the business of clothing manufacturing.

The Company’s financial statements are prepared using the generally accepted accounting principles (“GAAP”) in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

These interim financial statements have been prepared using the same accounting policies and methods of their application as the most recent annual financial statements of the Company.  These interim financial statements do not include all disclosures normally provided in the annual financial statements and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003.

2.	Significant Accounting Policies

	a)	Inventories Inventories of clothing are valued at the lower of cost and net realizable value. Cost includes all direct material and direct labour incurred during the manufacturing process.

	b)	Equipment Equipment is stated at cost and amortized using the following methods:

		Computer equipment	30% declining balance
		Computer software	100% declining balance
		Furniture and fixtures	20% declining balance
		Leasehold improvements	30% declining balance
		Production equipment	20% declining balance
		Website	5 year straight-line
		Assets under capital lease	straight-line over term of lease

2.	Significant Accounting Policies (cont’d)

c)

Foreign Currency Translation

The Company’s functional currency is Canadian dollars.  The Company translates its functional currency to the reporting currency in U.S. dollars using the following method:

Assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the period-end.  Revenues and expenses are translated throughout the period at the exchange rate prevailing at each period.  Exchange gains or losses from such translations are included as a separate component of shareholders’ equity.

d)

Income Taxes

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method.  Under this method deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

e)

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  The Company is disclosing this information on its Statement of Shareholders' Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

f)

Stock-Based Compensation

The Company accounts for stock-based compensation arrangement in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition And Disclosure – An Amendment of SFAS No. 123.  Under SFAS 123 the Company has elected to apply fair value based method of accounting for all types of stock-based arrangements.

2.	Significant Accounting Policies (cont’d)

g)

Cash Equivalents

Cash equivalents usually consist of highly liquid investments that are readily convertible into cash with maturities of three months or less when purchased. As at March 31, 2004, the cash and cash equivalents consist of bank deposits.

h)

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, “Earnings Per Share”. Common stock equivalents from stock options and warrants were excluded from the calculation of net loss per share for March 31, 2004, and 2003 as their effect is anti-dilutive.

i)

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

5.	Equipment

	Cost	Accumulated Amortization	Net Book Value March 31, 2004	Net Book Value December 31, 2003

Computer equipment	$ 5,227	$ 2,964	$ 2,263	$ 2,500
Furniture and fixtures	3,089	1,165	1,924	2,046
Leasehold improvements	7,230	2,831	4,399	4,810
Website	8,878	3,936	4,942	5,482
Computer equipment under capital lease	14,223	4,033	10,190	10,190
Telephone equipment under capital lease	2,233	2,091	142	143

	$ 40,880	$ 17,020	$ 23,860	$ 25,171

6.

Line of Credit

During the period the Company utilized a line of credit with interest bearing at the prime business rate plus 1.5%. The prime rate at March 31, 2004, is 4%. The loan is secured by the receivables of the Company and due on demand. Insurance policies are in place to guarantee collectibility of the receivables and cover any additional amounts payable under the line of credit.

7.	Commitments

a)

The Company is committed to current annual lease payments totalling $54,224 for premises under lease.  The lease expires in 2006.  Approximate minimum lease payments over the next three years are as follows:

2004	$ 20,754
2005	28,918
2006	4,820

$ 54,492

7.	Commitments (cont’d)

	a)	Obligations Under Capital Leases The future minimum lease payments are as follows at March 31, 2004:

	March 31, 2004	December 31, 2003

2004	$4,667	$4,833
2005	4,252	4,301
2006	4,034	4,080
2007	222	392

Total future minimum lease payments	13,175	13,606
Less: Amount for interest portion	(3,746)	(1,510)

Present value of net minimum lease payments	9,429	12,096
Less: Principal due within one year	(2,685)	(4,538)

Long-term obligations under capital leases	$6,744	$7,558

These capital leases bear interest ranging from 6.5% to 26.025% per annum. The liabilities are effectively secured as the rights to the leased assets revert to the lessor in the event of default.

8.	Share Capital

a)

During the period the Company issued 465,500 shares for net proceeds of $219,300.  There were also 900,000 shares issued in the first quarter in respect of equity transactions initiated in fiscal 2003, as denoted on the Statement of Shareholders’ Equity.

During the period $11,500 was raised through the issuance of 11,500 shares at $1.00 per share.

During the period 404,000 shares were issued through private placements of units for total proceeds of $182,800 (net of commissions of $19,200).  Each $0.50 unit entitles the holder to one share, and one-half of one 18 month non-transferable share purchase warrant, with each such whole warrant entitling the holder to purchase one common share at an exercise price of $0.75 during the first 12 months, or at $1.00 during the final 6 months, of the warrant exercise period.  The expiry dates on these warrants range from August 9, 2005 to September 15, 2005.

During the period the Company received total proceeds of $25,000 from the exercise of 50,000 stock options.  All options were exercised at a price of $0.50 per share.

8.	Share Capital (cont’d)

a)

During the period 100,000 shares were issued in completion of a share subscription, for which the proceeds of $45,000 (net of $5,000 commissions) were received in December of 2003.  This item was originally classified as “Share subscriptions” in Shareholders’ Equity at December 31, 2003.

On January 28, 2004, the Company issued 200,000 shares upon conversion of an equivalent number of the warrants underlying the $50,000 note payable thereon.  In addition, on January 28, 2004, the Company issued 600,000 shares to extinguish $150,000 of legal fees payable related to the Company’s NASD OTCBB listing and related general corporate matters.  Both of these items were included in Shareholders’ Equity at December 31, 2003, denoted as “Liabilities classified as equity”.

	b)	Share Purchase Warrants Share purchase warrants outstanding at March 31, 2004 are:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (yr)

$0.75 - $1.00	252,000(1)	1.39
$2.00 - $4.00	300,000(2)	2.39

Total	552,000	1.93

(1)

Each whole share purchase warrant consists of the right to purchase one common share at an exercise price of $.75 during the first 12 months of the warrant exercise period, and at an exercise price of $1.00 during the final 6 months, of the warrant exercise period.

(2)

Each warrant unit consists of the right to purchase one common share at a price of $2.00, plus one piggyback warrant, which consists of a right to purchase one common share at a price of $4.00.  The piggyback warrants expire one year from the exercise of the warrant units.

9.	Stock Option Plan

The Company accounts for its stock options under its Stock Option Plan in accordance with the fair value based method of accounting for stock-based compensation.

On February 4, 2004, the Company authorized and granted 382,000 options to acquire common shares in the Company.  Each option is for one common share at an exercise price of $0.75 per share.  The options vest at 1/12 per month beginning March 4, 2004, and expire on February 4, 2007.  The fair value of each option granted has been estimated as of the date of granting using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.3%; dividend yield 0%; and volatility approximately 0%.  The resulting weighted average fair value of these options has been calculated to be approximately $nil.  As a result, no compensation cost has been charged to income.

A summary of the status of the Company’s Stock Option Plan as of March 31, 2004 is presented below:

	Shares	Weighted-Average Exercise Price

Options outstanding, December 31, 2002	967,000	$ 0.50
Options exercised during the year	(200,000)	$ 0.50
Options granted during the year	1,115,500	$ 0.75
Options cancelled during the year	(51,000)	$ 0.50

Options outstanding, December 31, 2003	1,831,500	$ 0.65
Options exercised during the period	(50,000)	$ 0.50
Options granted during the period	382,000	$ 0.75

Options outstanding, March 31, 2004	2,163,500	$ 0.67

Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yr)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.01 - $0.50	667,000	2.65	$0.50	667,000	$0.50
$0.51 - $1.00	1,496,500	2.85	$0.75	589,102	$0.75

	2,163,500	2.68	$0.67	1,256,102	$0.62

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

The tax effects of temporary differences that give rise to the Company’s future tax asset (liability) are as follows:

December 2003

Loss carry forwards	$ 404,900
Valuation allowance	$ (404,900)

$ -

11.

Related Party Transactions

In the first quarter of 2004, $22,765 and $11,383 were paid as salary and contract labour, respectively, to directors of the Company for management services provided. These amounts are deemed to be at fair market rates for the services provided.

12.

Concentration

As at March 31, 2004, two suppliers account for 100% of the Company’s purchases. One supplier is located in China and represents 98% of the Company’s purchases, the other is located in Canada and represents approximately 2%. The Company plans to increase volume with its Canadian supplier to mitigate the concentration risk.

13.

Subsequent Events

Subsequent to quarter end the Company received an increase in its line of credit facility in the amount of CDN $150,000.  The Company also entered into a subordinated loan agreement with Celestine Asset Management.  The loan agreement amount is U.S. $400,000.  The term of the loan agreement is from April 21, 2004 to October 21, 2005, and the interest rate thereunder is 10% per annum, calculated semi-annually, with payments due semi-annually.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with Hemptown Clothing Inc.’s (“Hemptown” or the “Company”) unaudited consolidated financial statements for the three months ended March 31, 2004, with the Company’s Management’s Discussion and Analysis of Financial Position and Results of Operations (“MD&A”) as set forth in our Form 10-KSB for the fiscal year ended December 31, 2003, and with the notes to the Company’s unaudited financial statements for the first quarter ended March 31, 2004.  The Company’s accounting policies are in accordance with U.S. GAAP.  All financial information contained herein is expressed in U.S. dollars unless otherwise stated.

RESULTS OF OPERATIONS – QUARTERS ENDED MARCH 31, 2004 AND MARCH 31, 2003

Results of Operations

	For the quarters ended March 31,
	2004	2003	% Change
Revenues	$ 285,028	$ 139,145	105%
Gross Margin	$ 97,845	$ 26,349	271%
Loss	$ (67,683)	$ (147,766)	-54%
Basic and Diluted Loss per Share	$ (0.01)	$ (0.01)

There was a substantial increase in the Company’s sales for the first quarter of 2004 over the same period in 2003.  Our Q1 2004 margins have moved into line with our 30% target margins across our product line.  We have been constantly tuning our production and distribution processes to reduce our product costs, without compromise to product quality, to allow our hemp products to compete more effectively with cotton products that currently dominate the market.

During the quarter Mr. Guy Carpenter joined the Company in the role of Chief Operating Officer.  As part of the restructuring, founder Jason Finnis will assume the role of President of the Company, with Jerry Kroll remaining as CEO and Chairman.  Mr. Carpenter has over 16 years of domestic and international apparel industry experience in the roles of business development and operations.  During his career Mr. Carpenter has successfully started up new distribution centers, expanded established locations into new markets, developed international sales and sourcing projects and set up programs which have resulted in the doubling of sales in 24 months with Danube Knitwear in Budapest.

Subsequent to quarter end, the Company received an increase in its line of credit facility in the amount of CDN. $150,000.  The Company also entered into a subordinated loan agreement with Celestine Asset Management (the “Loan Agreement”).  The Loan Agreement amount is U.S. $400,000.  The term of the Loan Agreement is from April 21, 2004 to October 21, 2005, and interest payable under the Loan Agreement is 10% per annum, calculated semi-annually, with payments due semi-annually.   These additional credit facilities should allow Hemptown to fulfill orders and increase sales for Q2 2004 and beyond.

The Company is expecting to sign on two to six new distributors in the next quarter, with delivery of inventory taking place during Q4 2004.  Additional marketing efforts starting in Q2 2004 will include the hiring of experienced industry sales professionals as well as increasing co-op ad campaigns with existing distributors.  The Company anticipates doubling its trade show calendar for 2004 with attendance currently planned for six shows.

Revenue and Gross Margins

Sales revenues for the period ended March 31, 2004, were $285,028, which represents an increase of 105% over Q1 2003 revenues of $139,145.  The increase in marketing efforts resulted in expanded sales to U.S. and Canadian distributors.  Due to our increased credit facilities that were created in Q3 2003, we were able to fulfill more orders.  Hemptown’s ability to increase sales is directly related to its access to cash or credit which is used to partially pre-pay for the delivery of inventory.  The increased credit facilities entered into in Q2 2004 are expected to have a similar affect for future sales.

Gross margins in the first quarter were $97,845 (34.3% of sales), up from $26,349 (18.9% of sales) for the same period in 2003.  This increase in gross margin as a percentage of sales reflects our ongoing efforts to reduce our production costs as well as the realization of economies of scale as sales increase.  In addition, during Q1 of 2004 the Company realized sales to distributors previously adjusted at December 31, 2003. The 18.9% margin for Q1 of 2003 was uncharacteristically low due to a return of goods from one of our major distributors in the U.S. who relocated to Asia.  We are constantly striving to make our hemp/cotton blend products more cost competitive with cotton, while maintaining strong margins across our product line.

Operating Expenses

Total operating expenses for the period ended March 31, 2004, were $165,528, compared to $174,115 in the same period for 2003.  The Company incurred a reduction in consulting fees, $nil, compared to $47,651 in the first quarter of 2003.  The consulting fees during Q1 2003 were incurred mainly to provide introductions into, and create brand awareness of, Hemptown within the socially responsible investment community.  The Company incurred costs for contract labour of $28,024 (2003 - $nil).  Salaries and benefits for the first quarter of 2004 totaled $49,716 (2003 – $48,903).  Insurance costs increased to $8,061 (2003 - $303).  The increase is a result of additional insurance premiums paid to Export Development Corp. (“EDC”).  EDC insures the Company’s accounts receivables at 90%, providing security for banking lines of credit.  General office costs were $16,895 (2003 - $11,666).  This increase is the result of administrative expenses incurred to support the activities of our sales and marketing efforts.

Loss

The net loss for quarter ended March 31, 2004, was $(67,683), compared to a loss of $(147,766) for the same period for 2003, a decrease of $80,083 (or 54%).  The factors that contributed to the decrease in losses were increases in sales, improved gross margins and a decrease in general and administration expenses.  Basic and diluted loss per share was $(0.01) for Q1 2004 and $(0.01) for Q1 2003.

Liquidity and Capital Resources

The Company ended the quarter with cash and cash equivalents of $45,131, a reduction of $1,424, from the $46,555 balance at December 31, 2003.

Our cash outflows from operations for the period ended March 31, 2004, were $(138,701) as compared to $(130,142) for the same period in 2003.  Cash flow from operations improved as a result of increasing sales and increasing gross margins.

Significant changes in non-cash working capital included $(170,668) for accounts receivable and $110,765 for inventory.  Increasing sales resulted in an increase in accounts receivable to $350,928 from $180,260 at year end.  The increase in sales resulted in lower inventories at quarter end of $371,254 compared to $482,019 at year end.

Cash inflows from financing activities for the quarter ended March 31, 2004 totaled $221,097.  This was comprised, in part, of the exercise of 50,000 stock options for proceeds of $25,000, the issue of 11,500 common shares and 404,000 share purchase warrants which were exercised for net proceeds of $194,300.

The effects of exchange rates on cash generated a loss of $(83,820) during the quarter.  This was the result of the weakening of the Canadian dollar against the U.S. dollar during the quarter.

At March 31, 2004, the outstanding options represented a total of 2,163,500 shares issuable for approximately $1,449,545 if these options were exercised in full.  The exercise of these options is completely at the discretion of the holders and the Company has no indications when any of these options will be exercised, if at all.

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

FOREIGN CURRENCY EXCHANGE

A significant and growing portion of our revenue is received in U.S. dollars and a substantial portion of the Company's operating expenses is incurred in Canadian dollars.  As a result, a change in the value of the Canadian dollar relative to the U.S. dollar could materially affect the Company's operating results.  Although the Canadian dollar has had a decline relative to the U.S. dollar, this has not affected operations in a significant way.   Foreign currency translation gains and losses arising from normal business operations are reported as a separate component of shareholders’ equity.

Part II—Other Information

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)        Exhibits

The following exhibits are included in this report: See “Exhibit Index” immediately following the following the signature page of this Form 10-QSB.

(b)        Reports on Form 8-K

A Form 8-K, dated February 20, 2004, was filed announcing the resignation of Ms. Lesley Hayes as a Director of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hemptown Clothing Inc.

Date: May 11, 2004	By: /s/ Jason Finnis
Jason Finnis President, Director

Date: May 11, 2004	By: /s/ Jerry Kroll
Jerry Kroll CEO, Chairman, Director

Date: May 11, 2004	By: /s/ Robert Edmunds
Robert Edmunds CFO, Director

Exhibit Index

11.1 Statement re: computation of per share earnings

31.1 Certificate pursuant to Rule 13a-14(a).

31.2 Certification pursuant to Rule 13a-14(a).

32.1 Certificate pursuant to 18 U.S.C. Subsection 1350.

32.2 Certificate pursuant to 18 U.S.C. Subsection 1350.