Form 10QSB
period 2004-06-30
HEMPTOWN CLOTHING INC
filed 2004-08-11
CIK 1210294

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One)

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2004.

(  )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  0-50367

Hemptown Clothing Inc. (Name of small business issuer in its charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	98-0359306 (I.R.S. Employer Identification No.)

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

N/A

Check whether the Registrant filed all documents required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court

N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the most practicable date:

Class                                                                            Outstanding as of July 31, 2004

Common Stock, no par value                                        13,270,035

Transitional Small Business Disclosure Format (check one):

Yes                              No __X__

Hemptown Clothing Inc.

Part I—Financial Information

Item 1. Financial Statements

HEMPTOWN CLOTHING INC.

Financial Statements
(Expressed in U.S. Dollars)

June 30, 2004

(unaudited)

Index

Balance Sheet

Interim Statement of Operations and Deficit

Interim Statement of Cash Flows

Notes to Interim Financial Statements

HEMPTOWN CLOTHING INC.

Balance Sheet
June 30, 2004

		June 30,	December 31,
		2004	2003

		(unaudited)
ASSETS

Current
Cash		$129,708	$46,555
Accounts receivable		427,966	180,260
Inventory		314,608	482,019
Prepaid expenses and other		82,072	23,710
Deferred financing costs (note 4)		6,667	-
Due from related parties (note 5)		47,151	16,282

		1,008,171	748,826

Fixed Assets (note 6)		24,601	25,171

Deferred Financing Costs (note 4)		10,000	-

		$1,042,772	$773,997

LIABILITIES

Current
Bank loan (note 7)		$149,767	$65,562
Accounts payable and accrued liabilities		245,138	424,944
Capital lease obligation, current portion		5,571	4,538

		400,475	495,044
Note payable (note 4)		400,000	-
Capital lease obligation		6,556	7,558

		807,031	502,602

STOCKHOLDERS' EQUITY

Capital Stock (Note 9)		1,359,448	860,148
Authorized:	100,000,000 common shares without par value
Issued and outstanding:	13,270,035 common shares
(2003 - 11,834,535)

Additional paid-in capital		4,523	4,523

Payables with equity components		-	200,000

Share subscriptions		-	45,000

Accumulated comprehensive income		7,700	65,601

Deficit		(1,135,929)	(903,877)

		235,741	271,395

		$1,042,772	$773,997

Commitments (note 8)

The accompanying notes are an integral part of these interim financial statements.

HEMPTOWN CLOTHING INC.

Interim Statement of Operations and Deficit
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003

Sales	$260,433	$139,599	$536,716	$278,744

Cost of goods sold	198,620	113,090	380,060	225,886

Gross margin	61,813	26,509	156,656	52,858

Expenses
Advertising and promotion	41,754	12,366	73,187	50,507
Depreciation	3,067	3,370	4,338	6,147
Interest	7,111	4,161	12,905	5,147
Consulting fees	-	-	-	47,651
Contract labour	33,229	26,295	60,394	54,563
Insurance	4,965	579	12,779	882
Legal and accounting	40,048	68,186	47,562	72,236
Office and general	19,320	17,631	42,462	36,055
Rent	9,905	9,629	19,810	18,367
Research and development	9,875	-	10,175	995
Salaries & employee benefits	56,907	16,244	105,097	36,879
Stock-based compensation	-	-	-	3,148

	226,182	158,461	388,708	332,576
Net loss for the period	(164,369)	(131,952)	(232,052)	(279,718)

Deficit, beginning of period	(971,560)	(572,887)	(903,877)	(425,121)

Deficit, end of period	$(1,135,929)	$(704,839)	$(1,135,929)	$(704,839)

Loss per share (basic and diluted)	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares outstanding
(basic and diluted)	12,992,933	11,714,535	12,992,933	11,678,734

The accompanying notes are an integral part of these interim financial statements.

HEMPTOWN CLOTHING INC.

Interim Statement of Cash Flows
Six Months Ended June 30, 2004 and June 30, 2003
(Unaudited)

	Six months ended
	June 30,
	2004	2003

Cash flows from (used in) operating activities
Net loss for the period	$(232,052)	$(279,718)
Adjustment for:
Depreciation	4,338	6,147
Stock based compensation	-	3,148

	(227,714)	(270,423)

Changes in non-cash working capital
(Increase) decrease in accounts receivable	(247,706)	14,588
Decrease (increase) in inventory	167,411	24,010
(Increase) decrease in prepaid expenses	(58,362)	1,616
Increase in deferred financing costs	(16,667)	-
(Decrease) increase in accounts payable and accrued liabilities	(179,806)	79,379
Increase (decrease) in capital lease obligation	30	(2,420)

	(562,814)	(153,250)

Cash flows from (used in) investing activities
Additions to assets under capital lease	(3,768)	-
Purchase of fixed assets	-	(8,513)

	(3,768)	(8,513)

Cash flows from (used in) financing activities
Issuance of share capital for cash	254,300	40,000
Increase in line of credit	84,205	-
Issuance of note payable	400,000	-
(Increase) in shareholder loans receivable	(30,869)	(350)

	707,636	39,650

Effect of exchange rate changes on cash and cash equivalent	(57,901)	53,545

Increase (decrease) in cash and cash equivalents	83,153	(68,568)

Cash and cash equivalents, beginning of period	46,555	125,454

Cash and cash equivalents, end of period	$129,708	$56,886

The accompanying notes are an integral part of these interim financial statements.

HEMPTOWN CLOTHING INC.
NOTES TO INTERIM FINANCIAL STATEMENTS
JUNE 30, 2004
(unaudited)

1.

Basis of Presentation

Hemptown Clothing Inc. (the “Company” or “Hemptown”) was incorporated in the Province of British Columbia, Canada, on October 6, 1998, and is in the business of clothing manufacturing.

The Company’s financial statements are prepared using the generally accepted accounting principles (“GAAP”) in the United States of America applicable to a going concern, which contemplates the realization of assets and payment of liabilities in the normal course of business.  The Company has suffered recurring losses from operations to date.  The Company’s management plans on establishing additional financing on an as needed basis and in the longer term.  The Company’s ability to continue as a going concern is dependent on this financing, and, ultimately, upon achieving profitable operations.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2.	Significant Accounting Policies

a) Inventory Inventory of clothing is valued at the lower of cost and net realizable value. Cost includes all direct material and direct labour incurred during the manufacturing process.
7

2.	Significant Accounting Policies (cont’d)

b) Fixed Assets Fixed assets are stated at cost and are depreciated as follows:

	Computer equipment	30% declining balance

	Computer software	100% declining balance

	Furniture and fixtures	20% declining balance

	Leasehold improvements	30% declining balance

	Production equipment	20% declining balance

	Website	5 year straight-line

	Assets under capital lease	straight-line over term of lease

c) Deferred Financing Costs Financing costs on long-term note payable have been deferred and are amortized over the term of the loan on a straight-line basis.

d)     Foreign Currency Translation

        The Company’s functional currency is Canadian dollars.  The Company translates its functional currency to the reporting currency in U.S. dollars using the following method:

        Assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the period-end.  Revenues and expenses are translated throughout the period at the exchange rate prevailing at each period.  Exchange gains or losses from such translations are included in comprehensive income, as a separate component of shareholders’ equity.

        Foreign currency transaction gains and losses are included in net losses.

8

2.	Significant Accounting Policies (cont’d)

e)

Income Taxes

The Company has adopted FASB No. 109 for reporting purposes. The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantial enactment.  A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if future deductibility is uncertain.

f)

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which establishes standards for reporting comprehensive income, its components and accumulated balances.  The Company presents comprehensive income in its Statement of Changes in Stockholders’ Equity.  Total comprehensive income includes, in addition to net loss, changes in equity that are excluded from the Statements of Operations and are recorded directly into the separate section of stockholders’ equity on the Balance Sheets.

g)

Stock Based Compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information.  The disclosure provisions of SFAS No. 148 were effective for the Company for the period ended December 31, 2003.

2.	Significant Accounting Policies (cont’d)

The Company has elected to account for stock-based employee compensation arrangements using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above.  Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock.  Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.   In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25 (“FIN 44”), which provides guidance as to certain applications of APB 25. Stock-based Compensation.

h)

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share is computed using the weighted average number of shares outstanding during the period.  The Company has adopted SFAS No. 128, “Earnings Per Share”.  Common stock equivalents from stock options and warrants were excluded from the calculation of net loss per share for June 30, 2004, and 2003 as their effect is anti-dilutive.

2.	Significant Accounting Policies (cont’d)

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

	j)	Comparative Figures Certain of the comparative figures have been restated to conform to the current year’s presentation.

3.	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, bank loan, notes payable, accounts payable and accrued liabilities, capital lease obligation and due from related parties.  It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

4.	Note Payable

On April 21, 2004, the Company received $400,000 by way of a secured and subordinated loan agreement from Celestine Asset Management (“Celestine”).  The term of the Loan is from April 21, 2004 to October 21, 2005, and the interest rate thereunder is 10% per annum, calculated semi-annually, with payments due semi-annually.  The security granted is by way of a fixed charge and a security interest in the Company’s existing accounts receivable insurance policy through Export Development Canada and St. Paul Guarantee Insurance Company respecting losses sustained by the Company and a floating charge and a security interest in all assets of the Company, subject and subordinate, to any borrowing by the Company with banks and lending institutions.

A fee of $20,000 was paid in connection with arranging the funding of the loan.   This fee is being amortized on a straight-line basis over the term of the loan (18 months).

5.	Due From Related Parties

Amounts due from related parties are charged interest equivalent to the Company’s bank debt (see Note 7). The amounts due are unsecured with no specific terms of repayment.

6.	Fixed Assets

	Cost	Accumulated Amortization	Net Book Value June 30, 2004 (unaudited)	Net Book Value December 31, 2003

Computer equipment	$ 5,227	$ 3,187	$ 2,040	$ 2,500
Furniture and fixtures	3,089	1,280	1,809	2,046
Leasehold improvements	7,230	3,217	4,013	4,810
Website	8,878	4,444	4,434	5,482
Computer equipment under capital lease	14,223	5,491	8,732	10,190
Telephone equipment under capital lease	6,001	2,430	3,572	143

	$ 44,648	$ 20,047	$ 24,601	$ 25,171

7.	Bank Loan

During the period the Company utilized a bank line of credit with interest bearing at the prime business rate plus 1.5%.  The prime rate at June 30, 2004, is 3.75%.  The loan is secured by the receivables of the Company and due on demand.  Insurance policies are in place to guarantee collectibility of the receivables and cover any additional amounts payable under the line of credit.  The line of credit was increased to $187,000 (CDN$250,000) in 2004.

8.	Commitments

a)

Annual Leases

The Company is committed to current annual lease payments totalling $45,888 for premises under lease.  The lease expires in 2006.  Approximate minimum lease payments over the next three years are as follows:

2004	$ 13,346
2005	27,893
2006	4,649

$ 45,888

8.	Commitments (cont’d)
b)

National Research Council of Canada (“NRC”) Collaboration

In May 2004 the Company entered into a collaboration agreement with the National Research Council of Canada to develop a patentable enzyme technology for the processing of hemp fibres.  The agreement is for three years and expires on May 9, 2007.  Over the term of the agreement, the Company is required to pay the NRC $211,426 (CDN$282,000) in cash.  Payments are due quarterly and the first instalment of $6,900 (CDN$9,200) was paid in July 2004.  Future payments are outlined in the agreement, and are as follows:

	US$	CDN$
2004	34,488	46,000
2005	80,447	107,300
2006	71,600	95,500
2007	17,994	24,000

In addition to cash payments, the Company will contribute research and development valued at approximately $414,980 (CDN$553,500).  In return the NRC will perform work without charge on the project, valued at approximately $503,447 (CDN$671,498).

The extent of any Intellectual Property is uncertain and difficult to predict, as such specific terms will be negotiated once the Intellectual Property is known.   However, the agreement provides for a licensing arrangement to be negotiated, which will enable Hemptown to commercially exploit any developments from the project.

9.	Capital Stock

a)

During the six month period ended June 30, 2004 the Company issued 535,500 shares for net proceeds of $254,300, as follows:

Raised $11,500 through the issuance of 11,500 shares at $1.00 per share.

Issued 404,000 shares through private placements of units for total proceeds of $182,800 (net of commissions of $19,200).  Each $0.50 unit entitles the holder to one share, and one-half of one 18 month non-transferable share purchase warrant, with each such whole warrant entitling the holder to purchase one common share at an exercise price of $0.75 during the first 12 months, or at $1.00 during the final 6 months of the warrant exercise period.  The expiry dates on these warrants range from August 9, 2005 to September 15, 2005.

Received total proceeds of $60,000 from the exercise of 120,000 stock options at $0.50 per share.

9.	Capital Stock (cont’d)

b)

During the six month period ended June 30, 2004 the Company issued 900,000 shares in respect of equity transactions initiated in fiscal 2003, as follows:

Issued 100,000 shares for proceeds of $45,000 (net of $5,000 commissions) which had been received in December 2003.

Issued 200,000 shares upon conversion of an equivalent number of the warrants underlying the $50,000 note payable thereon.  In addition, on January 28, 2004, the Company issued 600,000 shares to extinguish $150,000 of legal fees.

	c)	Share Purchase Warrants Share purchase warrants outstanding at June 30, 2004 are:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (yr)

$0.75 - $1.00 $2.00 - $4.00	252,000(1) 300,000(2)	1.11 1.64

Total	552,000	1.40

(1)

Each whole share purchase warrant consists of the right to purchase one common share at an exercise price of $0.75 during the first 12 months of the warrant exercise period, and at an exercise price of $1.00 during the final 6 months, of the warrant exercise period.

(2)

Each warrant unit consists of the right to purchase one common share at a price of $2.00, plus one piggyback warrant, which consists of a right to purchase one common share at a price of $4.00.  The piggyback warrants expire one year from the exercise of the warrant units.

10.	Stock Option Plan

A summary of the status of the Company’s Stock Option Plan as of June 30, 2004 is presented below:

	Shares	Weighted-Average Exercise Price

Options outstanding, December 31, 2002	967,000	$0.50
Options exercised during the year	(200,000)	$0.50
Options granted during the year	1,115,500	$0.75
Options cancelled during the year	(51,000)	$0.50

Options outstanding, December 31, 2003	1,831,500	$0.65
Options exercised during the period	(120,000)	$0.50
Options granted during the period	382,000	$0.75
Options cancelled during the year	(52,500)	$0.75

Options outstanding, June 30, 2004	2,041,000	$0.68

Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yr)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.01 - $0.50	597,000	2.40	$0.50	597,000	$0.50
$0.51 - $1.00	1,444,000	2.60	$0.75	1,160,586	$0.75

	2,041,000	2.43	$0.68	1,757,586	$0.62

On February 4, 2004, the Company authorized and granted 382,000 options to acquire common shares in the Company.  Each option is for one common share at an exercise price of $0.75 per share.  The options vest at 1/12 per month beginning March 4, 2004 and expire on February 4, 2007.  The fair value of each option granted has been estimated as of the date of granting using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3.3%; dividend yield 0%; and volatility approximately 0%.  Management determined the volatility to be 0% as there is a limited history in trading of the Company’s shares of common stock and as such the volatility cannot be reliably measured.  The resulting weighted average fair value of these options has been calculated to be approximately $nil.  As a result, no compensation cost has been charged to income.

On February 20, 2004 the Company registered 382,000 common stock options exercisable at $0.75 per share under an S-8 Registration Statement.

On July 23, 2004 the Company registered 1,541,000 common stock options exercisable at $0.90 per share under an S-8 Registration Statement.

15

11.	Income Taxes

As at December 31, 2003 the Company has estimated tax loss carry forwards for tax purposes of approximately $1,000,000.  This amount may be applied against future federal taxable income.  The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations.  When circumstances change and this causes a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

12.	Related Party Transactions

In the six month period ending June 30, 2004, $137,353 was paid as salary to directors of the Company for management services provided. Refer to Note 5.

13.	Concentration

As at June 30, 2004, two suppliers account for 100% of the Company’s purchases. One supplier is located in China and represents 52% of the Company’s purchases, and the other is located in Canada and represents approximately 48%. The Company plans to increase volume with its Canadian supplier to mitigate the concentration risk.

14.	Subsequent Events

a)

On July 3, 2004 the Company received 80 acres of industrial property in Craik, Saskatchewan for development as a hemp fibre mill.  The Company was given the property for $1.00 from the Town of Craik and the Rural Municipality of Craik No. 222.  Provided the Company is successful in the development of an operational mill employing 11 people, by July 1, 2007, there are no further obligations to the Town of Craik; however, if it is not successful, the Company can either surrender the land back to Craik or retain the land with payment of $26,241.

b)

On July 9, 2004 the Company adopted a new 2004 Stock Option Plan pursuant to which the Company can grant up to a maximum of 6,000,000 common shares of the Company's shares through various stock options.  At any constituted meeting of the Board of Directors, the total shares reserved for issuance of options granted may be increased up to 100% of the Company’s issued and outstanding stock.  The Company's existing stock options which were granted on November 23, 2001 and September 10, 2003 have been adopted under the 2004 Stock Option Plan.  The Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission on July 23, 2004 registering 1,541,000 shares of the Company's common stock to be offered under the 2004 Stock Option Plan.

On July 9, 2004 the Company issued 1,594,500 stock options at an exercise price of $0.90 per share, under the Company's 2004 Stock Option Plan.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Interim Report. Our consolidated financial statements are prepared in accordance with U.S. GAAP. All references to dollar amounts in this section are in U.S. dollars unless expressly stated otherwise.

Special Note Regarding Forward-Looking Statements

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our unaudited financial statements and the notes thereto.  The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments.  Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources.  Our actual results could differ materially from the results discussed in the forward-looking statements.

Results of Operations

General

	Six months ended June 30,
	2004	2003	% Change
Revenues	$ 536,716	$ 278,744	93%
Gross Margin	$ 156,656	$ 52,858	196%
Loss	$ (232,052)	$ (279,718)	(17%)
Basic and Diluted Loss per Share	$ (0.02)	$ (0.02)

The results of the first six months of 2004 are reflective of the ongoing focus on marketing efforts and educating consumers on the benefits of hemp fibre.  Improved access to capital has enabled the Company to purchase inventories in larger quantities to reduce costs and more effectively supply distributors to meet growing sales demand.  This is reflected in the increase in revenue (93%) and the improvement of gross margin (from 19% of revenue in 2003 to 29% in 2004).  The Company also increased its operating line of credit to CDN$250,000 to ensure sufficient capital is available for operations.  Furthermore, in order to support growth, the Company continues to invest in infrastructure and is building a team of experienced industry professionals that can lead Hemptown to success in the imprint apparel market.  Guy Carpenter, a successful executive with substantial domestic and international experience in the apparel industry, joined the Company as Chief Operating Officer (COO) and was recently appointed to the Board of Directors.  Mr. Carpenter’s experience in the industry will provide access to markets and opportunities to enable the Company to achieve its growth and market share objectives.  In addition to the appointment of Mr. Carpenter, the Company continues to strengthen its presence by expanding its sales force in strategic locations throughout North America; most recently through the contracting of Drew Simpson, an apparel industry veteran, to represent the Company in the East Coast, New England region of the United States.

In June, the Company appointed Dale Matheson Carr-Hilton Labonte Chartered Accountants as its external auditors.

In addition to sales and marketing efforts, the Company has continued to develop initiatives to improve its vertical integration.  The first step in accomplishing a fully, vertically integrated organization is the ability to efficiently process hemp fibre.  To facilitate this, the Company entered into a collaboration agreement with the National Research Council of Canada (“NRC”) in May 2004 to develop a patentable enzyme technology to improve the effectiveness and efficiency of hemp fibre processing.  The collaboration is intended to produce hemp clothing fabric that would match cotton in price, while eliminating the tons of pesticides and enormous water consumption required by cotton.  An efficient enzyme system will give a competitive advantage to the Company or to any third party companies to whom it licenses the process.  Specific terms of a licensing agreement will be negotiated on the successful development of the Intellectual Property, thereby enabling the Company to commercially exploit any Intellectual Property developments from the project.   This ground-breaking fibre technology is expected to be delivered into the market within the next three years.  This partnership will solidify the Company’s position as a global leader for the hemp industry and signals the Company’s expansion into the Biotechnology Industry.

In further support and recognition of the Company’s leadership with respect to hemp fibre development from seed to end product, the Company was given 80 acres of industrial land in Craik, Saskatchewan in July 2004, on which to build a fibre mill.  Under the terms of the agreement, the Company has until July 1, 2007 to have an operational mill on the property employing at least 11 people at which time there will be no further obligation to the Town of Craik.  However, if the mill is not operational by July 1, 2007, the Company has the option to either purchase the land for CDN$35,000 or surrender the land back to the Town of Craik without further obligation.  These developments have increased the profile and awareness of the Company and its mission to reduce the use of cotton, one of the world’s worst polluting and heaviest water consuming crops.

To recover costs incurred in 2002 and 2003 to develop an appropriate hemp fibre product to provide an effective alternative to cotton for imprint apparel, the Company has submitted a claim through the Scientific Research and Experimental Development Program (“SR&ED”).  This program is administered through the Canadian Federal Government to support and encourage innovation in the development of new technologies and processes.  While approval has not yet been received, the claim is expected to be between $0 and $600,000.  The funds are expected in Q3 of 2004 and will be reinvested in the Company to provide capital for operations and growth.

Six-Month Period Ended June 30, 2004 Compared to Six-Month Period Ended June 30, 2003

The Company’s net losses during the six-month period ended June 30, 2004 were approximately ($232,052) compared to ($279,718) during the six-month period ended June 30, 2003 (a decrease of  $47,666). During the six-month period ended June 30, 2004, the Company generated $536,716 in gross revenues compared to $278,744 in gross revenues for the six-month period ended June 30,

2003 (an increase of $257,972).  Cost of goods sold increased during the six-month period ended June 30, 2004 to $380,060 from $225,886 for the same period in 2003 resulting in net sales or a gross margin of $156,565 for the six-month period ended June 30, 2004 compared to $52,858 for the same period in 2003, as further discussed below.

During the six-month period ended June 30, 2004, the Company recorded operating expenses of approximately $388,708 compared to operating expenses of $332,576 during the six-month period ended June 30, 2003 (an increase of $56,132). Operating expenses consisted of: (i) $105,097 (2003: $36,879) in salaries and employee benefits; (ii) $73,187 (2003: $50,507) in advertising and promotion; (iii) $60,394 (2003: $54,563) in contract labor; (iv) $47,562 (2003: $72,236) in legal and accounting; (v) $42,462 (2003: $36,055) in office and general; (vi) $19,810 (2003: 18,367) in rent; (vii) $12,905 (2003:$5,147) in interest; (viii) $12,779 (2003: $882) in insurance; (ix) $10,175 (2003: $995) in research and development; (x) $4,338 (2003: $6,147) in depreciation; (xi) $-0- (2003: 47,651) in consulting fees; and (xii) $-0- (2003: 3,148) in stock-based compensation. During the six-month period ended June 30, 2004, operating expenses slightly increased as compared to operating expenses incurred during the same period of 2003, as further discussed below.

The Company’s net loss during the six-month period ended June 30, 2004 was ($232,052) or ($0.02) per share compared to a net loss of ($279,718) or ($0.02) per share for the six-month period ended June 30, 2003. For the six-month period ended June 30, 2004, the weighted average number of shares outstanding was 12,992,933 compared to 11,678,734 for the six-month period ended June 30, 2003.

Revenue and Gross Margins

Revenues for the first six months were $537,000, an increase of 93% over 2003 first six month’s revenue of $279,000.  Management of the Company believes that the increase in revenues was due to continued investment in marketing efforts and the ability to more effectively service our distributors.  In 2004, two large distributors in the United States began carrying the Company’s products and featuring them in its catalogs.  This resulted in access to 30 new sales representatives and inclusion in approximately 60,000 catalogs targeted at industry buyers.  The Company has also been prominently featured in some key industry publications, which has improved the visibility of the Company, its products and mission, and thus resulting in an increase in sales.  Revenue in 2003 suffered from the inability to carry sufficient inventory due to a lack of available funds.  This has been remedied, in part, in 2004 due to increased access to capital from equity sources, such as stock options exercised, and debt through an increase in our operating line of credit and a loan with Celestine Asset Management. See “ – Material Commitments”

Gross margin in the first six months of 2004 improved substantially over 2003.   Gross margin for the first six months of 2004 was $157,000 compared with $53,000 for the same period in 2003, an increase of 196%.  Gross margin as a percentage of revenue increased to 29% in 2004 from 19% in 2003, and is substantially in line with the Company’s target of 30%.  The increase from the first six months of 2003 to 2004 is primarily due to the Company’s ongoing efforts to reduce cost of product by continuous improvements in the efficiency of the supply and distribution chains.  In addition, the increased access to capital in 2004 has facilitated larger orders from suppliers, thereby reducing the cost per item due to lower prices on purchases and reduced freight costs.

            Operating Expenses

Total operating expenses for the first six months of 2004 were $389,000 compared with $333,000 for the same period in 2003.   The increase is related to increased marketing and advertising efforts to stimulate sales and the continued investment in infrastructure to support growth.

For the period ending June 30, 2004 advertising and promotion expenditures totaled $73,000 compared with  $51,000 for the same period in 2003.  The increase is related to continued efforts to improve the market awareness of the Company and its products in order to support sales growth.   To support this focus, the Company has monthly advertisements in industry publications and has attended two large industry tradeshows in Canada and the United States as well as three distributors’ regional shows in the United States.  Other promotions to distributors have included a ‘sample pack promotion’ to increase awareness by getting products out into customers hands to drive sales.

Salaries and benefits for the first six months of 2004 were $105,000 compared with $37,000 in 2003.  The increase is related to the reclassification of two key management personnel from contract labour to employees, as well as the Company’s ongoing commitment to strengthening the team to support growth.  Despite the reclassification, contract labour remained at a comparable level with 2003 ($60,000 for the period ending June 30, 2004 compared with $55,000 for the same period in 2003) due to the efforts of the Company to continue to strengthen infrastructure and the ability to service increased sales levels.   Contract labour is utilized to provide the Company with maximum flexibility to respond to cyclical performance.

Research and development costs incurred in the period of $10,000 were primarily related to the fees associated with the collaboration with the National Research Council of Canada to develop a patentable enzyme technology to improve the efficiency of hemp fibre processing which should reduce the costs of hemp fibre, and make it more cost competitive with cotton.

Interest costs in the first six months of 2004 were $13,000 compared with $5,000 for the first six months of 2003.  Interest costs relate to the $400,000 loan from Celestine Asset Management and the operating loan through our local bank.

            Net Loss

The net loss for the period ending June 30, 2004 was $232,000 compared to a loss of $280,000 for the same period in 2003, a decrease of $48,000 or 17%.   Basic and diluted loss per share was $0.02 for the first six months of both periods.

Three-Month Period Ended June 30, 2004 Compared to Three-Month Period Ended June 30, 2003

The Company’s net losses during the three-month period ended June 30, 2004 were approximately ($164,369) compared to ($131,952) during the three-month period ended June 30, 2003 (an increase of  $32,417).  During the three-month period ended June 30, 2004, the Company generated $260,433 in gross revenues compared to $139,599 in gross revenues for the three-month period ended June 30, 2003 (an increase of $120,834).  Cost of goods sold increased during the three-month period ended June 30, 2004 to $198,620 from $113,090 for the same period in 2003 resulting in net sales or a gross margin of $61,813 for the three-month period ended June 30, 2004 compared to $26,509 for the same period in 2003.

During the three-month period ended June 30, 2004, the Company recorded operating expenses of approximately $226,182 compared to operating expenses of $158,461 during the three-month period ended June 30, 2003 (an increase of $67,721).

The Company’s net loss during the three-month period ended June 30, 2004 was ($164,369) or ($0.01) per share compared to a net loss of ($131,952) or ($0.01) per share for the three-month period ended June 30, 2003.  For the three-month period ended June 30, 2004, the weighted average number of shares outstanding was 12,992,933 compared to 11,714,535 for the three-month period ended June 30, 2003.

Liquidity and Capital Resources

At Six-Month Period Ended June 30, 2004

As at the six-month period ended June 30, 2004, the Company’s current assets were $1,008,171 and its current liabilities were $400,475, which resulted in working capital of $607,696. As of the six-month period ended June 30, 2004, total assets were $1,042,772 consisting of: (i) $427,966 in accounts receivable; (ii) $314,608 in inventory; (iii) $129,708 in cash; (iv) $82,072 in prepaid expenses and other; (v) $47,151 due from related parties; (vi) $6,667 in deferred financing costs; and (vii) $24,601 in fixed assets.

As at the six-month period ended June 30, 2004, liabilities were comprised of (i) $245,138 in accounts payable and accrued liabilities; (ii) $149,767 in bank loan; (iii) $5,571 in current portion of capital lease obligation; (iv) $400,000 in note payable; and (v) $6,556 in capital lease obligation. See “ - Material Commitments.”

Stockholders' equity decreased from $271,395 at December 31, 2003 to $235,741 at the six-month period ended June 30, 2004.

The Company ended the period June 30, 2004 with cash of $130,000 compared with $47,000 at December 31, 2003.  During the period, the bank line of credit increased from CDN$100,000 in December 2003 to CDN$150,000 in the first quarter of 2004 and to CDN$250,000 in April of 2004 for operational use.

The cash outflows from operations for the first six months of 2004 were $563,000 compared with $153,000 for the same period in 2003.  The change was caused by the increase in accounts receivable of $248,000, related to sales growth, and an increase in prepaid expenses of $58,000, primarily related to consulting fees for the Scientific Research and Experimental Development (SR&ED) claim that is currently pending and the reclassification of trade and barter exchange dollars from cash and cash equivalents to prepaid expenses.  Deferred financing costs associated with the loan from Celestine Asset Management increased $17,000.  The decrease in inventory of $167,000 was offset by a decrease in accounts payable of $180,000.

Cash inflows from financing activities increased from $40,000 in the first six months of 2003 to $708,000 for the first six months of 2004.  The increase is related to the note payable of $400,000 from Celestine Asset Management, and an $84,000 increase in the bank line of credit.  The cash inflows from the issuance of share capital occurred mainly in the first quarter of 2004 by way of the exercise of 50,000 stock options for proceeds of $25,000, the issue of 11,500 common shares and 404,000 Share Warrant Subscriptions for net proceeds of $194,300.  The activity during the second quarter of 2004 was from the exercise of 70,000 stock options for proceeds of $35,000. See “Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds”.

The effect of exchange rates on cash resulted in a loss of $58,000 for the first six months of 2004, compared with a $54,000 gain in the first six months of 2003.  The 2004 loss is the result of a combination of an $(84,000) loss in the first quarter, and a $26,000 gain in the second quarter.   These gains and losses are the result of fluctuation in the Canadian dollar versus the US dollar.

On January 28, 2004 the Company issued 600,000 shares in settlement of $150,000 of legal fees that were primarily incurred in 2003 to obtain the listing on the NASD OTC-BB under the symbol “HPTWF”.

Plan of Operation

We have been, since our inception, reliant on external investment to finance ongoing operations, as we are not yet operating profitably.  In the second quarter of 2004, the Company secured a loan from Celestine Asset Management and was able to increase the operating line of credit available to CDN$250,000.  The Company is also awaiting confirmation of a submitted Scientific Research and Experimental Development claim related to research and development activities for 2002 and 2003.   If the submission is successful it may provide substantial funds to the Company.  To reduce the risk of accounts receivable and support sales growth, the Company continues to insure 90% of qualifying receivables through Export Development Canada (EDC).

While we anticipate achieving profitable operations in the near future, you should be cautioned that there can be no assurance that revenue, margins, and profitability of the Company will increase, or be sufficient to support our operations in the long term.  Moreover, we may anticipate a possible increase in operating expenses. We may finance these expenses with further issuances of Common Stock of the Company.  We expect we may need to raise additional capital to meet long-term operating requirements.  We believe that any anticipated private placements of equity capital and debt financing may be adequate to fund the Company’s long-term operating requirements.  The Company may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash.  If we raise additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of the Company’s current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its Common Stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict the Company's business operations.  We are continuing to pursue external financing alternatives to improve our working capital position and to grow the business to the greatest possible extent.

Material Commitments

A significant commitment for the Company for fiscal year 2004 relates to the line of credit obtained by the Company from a Canadian bank in the amount of $187,000 with interest bearing at the prime business rate plus 1.5%.  The prime rate at June 30, 2004 was 3.75%.  The loan is secured by the receivables of the Company and due on demand. Insurance policies are in place to guarantee collectibility of the receivables and to cover any additional amounts payable under the line of credit.

A significant commitment for the Company for fiscal year 2004 is the principal amount of $400,000 due and owing pursuant to a secured and subordinated loan agreement with Celestine Asset Management (“CAM”).  The term of the loan is from April 21, 2004 to October 21, 2005, and the interest rate thereunder is 10% per annum, calculated semi-annually, with payments due semi-annually.  The security granted to CAM is pursuant to: (i) a fixed charge and a security interest in the Company’s existing accounts receivable insurance policy obtained through Export Development Canada and St. Paul Guarantee Insurance Company respecting losses sustained by the Company; and (ii) a floating charge and a security interest in all assets of the Company, subject and subordinate to any borrowing by the Company with banks and lending institutions.

A significant commitment for the Company for fiscal year 2004 is the principal amount of $34,488 due and owing pursuant to a collaboration agreement with the National Research Council of Canada (the “NRC”), to develop a patentable enzyme technology for the processing of hemp fibres (the “Collaboration Agreement”).  The Collaboration Agreement is for a period of three years and expires on May 9, 2007.  Pursuant to the terms and conditions of the Collaboration Agreement, the Company is required to pay to NRC $211,426.  Payments are due quarterly and the first installment of $6,900 was paid in July 2004.  An aggregate future payment of $34,488 is due and owing for fiscal year 2004.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably like to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.  The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of the Company’s management, including Jerry Kroll, the Company’s Chief Executive Officer, and Robert Edmunds, the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as at June 30, 2004.  Based on that evaluation, Mr. Kroll and Mr. Edmunds concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms.  Such officers also confirm that there was no change in the Company’s internal control over financial reporting during the six-month period ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

(a) During the six-month period ended June 30, 2004, the Company engaged in a private placement offering under Regulation S and Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "1933 Securities Act"), which has been terminated. Pursuant to the terms of the private placement, the Company offered 11,500 shares of Common Stock in the capital of the Company, at a subscription price of $1.00 per share.  The Company sold 11,500 shares of Common Stock at $1.00 per share for aggregate gross proceeds of $11,500.  The per share price of the offering was arbitrarily determined by the Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, assets and net estimated worth of the Company.  The Company issued shares of restricted Common Stock to one U.S. investor, who was deemed an accredited investor as that term is defined under Regulation D.  The investor executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities.  No underwriter was involved in the transaction and no commissions were paid.

(b) During the six-month period ended June 30, 2004, the Company engaged in a private placement offering under Regulation S and Rule 506 of Regulation D of the 1933 Securities Act of 1933, which has been terminated. Pursuant to the terms of the private placement, the Company offered 404,000 units in the capital of the Company (the "Unit"), at a subscription price of $0.50 per Unit, with each such Unit being comprised of one share of restricted Common Stock and one-half of one 18-month non-transferable share purchase warrant (the "Warrant").  Each such whole Warrant entitles the holder thereof to purchase one additional share of restricted Common Stock at an exercise price of $0.75 per Warrant during the first 12-months or at an exercise price of $1.00 per Warrant during the final 6-months of the exercise period of the Warrant.  The Company sold 404,000 Units at $0.50 per Unit, consisting of 404,000 shares of restricted Common Stock and 202,000 Warrants, for aggregate gross proceeds of $202,000.  The per share price of the offering was arbitrarily determined by the Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, assets and net estimated worth of the Company.  The Company issued shares of restricted Common Stock to two U.S. investors, who were deemed accredited investors as that term is defined under Regulation D, and to seven non-U.S. resident investors.  The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction.  A commission of $18,200 was paid.

(c) During the six-month period ended June 30, 2004, the Company and a creditor entered into a settlement of outstanding account and private placement agreement (the “Settlement Agreement”). Pursuant to the terms and provisions of the Settlement Agreement, the Company issued 600,000 shares of its restricted Common Stock to the creditor at approximately $0.25 per share for settlement of debt in the aggregate amount of $150,000.  The shares of Common Stock were issued under the exemption from registration pursuant to Section 4(2) of the 1933 Securities Act.

(d) During the six-month period ended June 30, 2004, the Company and a lender entered into a settlement of outstanding loan agreement and corresponding exercise of share purchase warrants agreement (the “Loan Settlement Agreement”).  Pursuant to the terms and provisions of the Loan Settlement Agreement: (i) the lender agreed to settle and satisfy the outstanding amount of $50,000 due and owing to lender under that certain loan agreement dated September 27, 2002 pursuant to the lender’s immediate exercise of all of its existing share purchase warrants, which were previously issued by the Company to the lender, to acquire an aggregate of 200,000 shares of Common Stock at a deemed settlement and issuance price of $0.25 per share; and (ii) the Company agreed to issue the 200,000 shares of Common Stock to lender in satisfaction of the $50,000 debt.  The shares of Common Stock were issued under the exemption from registration pursuant to Section 4(2) of the 1933 Securities Act.

(e) During the six-month period ended June 30, 2004, an aggregate of 120,000 Stock Options were exercised by three optionees at $0.50 per share for aggregate proceeds of $60,000.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on June 12, 2004.  The following proposals were adopted by the margins indicated:

1.         Approval of the acts of the Directors of the Company.

For	8,267,805
Against	0
Abstain	0
Broker non-vote	0

2.         Approval of the appointment of Auditors for the Company.

For	8,267,805
Against	0
Abstain	0
Broker non-vote	0

3.         Approval of the election of Directors for the Company.

	Number of Shares
	For	Withheld
Jerry Kroll	8,267,805	0
Jason Finnis	8,267,805	0
Larisa Harrison	8,267,805	0
Robert Edmunds	8,267,805	0

4.         Approval of proposed Stock Option Plan for the Company.

For	8,265,905
Against	1,900
Abstain	0
Broker non-vote	0

5.         Approval of proposed adoption of new Articles of the Company.

For	8,267,805
Against	0
Abstain	0
Broker non-vote	0

6.         Approval of discretion to complete the proposed Stock Option Plan and adoption of the new Articles by the Company.

For	8,267,805
Against	0
Abstain	0
Broker non-vote	0

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)        Exhibits

The following exhibits are included in this report: See “Exhibit Index” immediately following the following the signature page of this Form 10-QSB.

(b)        Reports on Form 8-K

A Form 8-K, dated June 18, 2004, was filed announcing the resignation of Moore Stephens Ellis Foster Ltd., Chartered Accountants as principal independent accountant of the Company and announcing the engagement of Dale Matheson Carr-Hilton LaBonte, Chartered Accountants as the Company’s principal independent accountant.  The appointment of Mr. Guy Carpenter to the Board of Directors effective on June 12, 2004 was also announced in the Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hemptown Clothing Inc.

Date: August 10, 2004	By: /s/ Jason Finnis
Jason Finnis President, Director

Date: August 10, 2004	By: /s/ Jerry Kroll
Jerry Kroll CEO, Chairman, Director

Date: August 10, 2004	By: /s/ Robert Edmunds
Robert Edmunds CFO, Director

Exhibit Index

11.1 Statement re: computation of per share earnings

31.1 Certificate pursuant to Rule 13a-14(a).

31.2 Certification pursuant to Rule 13a-14(a).

32.1 Certificate pursuant to 18 U.S.C. Subsection 1350.

32.2 Certificate pursuant to 18 U.S.C. Subsection 1350.