Form 10QSB
period 2004-09-30
HEMPTOWN CLOTHING INC
filed 2004-11-10
CIK 1210294

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB

(Mark One)

(X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2004.

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

Class                                                                            Outstanding as of October 31, 2004

Common Stock, no par value                                        13,270,035

Transitional Small Business Disclosure Format (check one):

Yes                               No     X

Hemptown Clothing Inc.

Table of Contents

Part I—Financial Information

Item 1. Financial Statements

HEMPTOWN CLOTHING INC.

Interim Consolidated Financial Statements

(Expressed in U.S. Dollars)

September 30, 2004

(unaudited)

Index

Consolidated Balance Sheets

Interim Consolidated Statements of Operations and Deficit

Interim Consolidated Statements of Cash Flows

Notes to Interim Consolidated Financial Statements

HEMPTOWN CLOTHING INC.
Consolidated
Balance Sheets
September 30, 2004

		September 30,	December 31,
		2004	2003

		(unaudited)
ASSETS

Current
Cash		$69,877	$46,555
Accounts receivable		414,570	180,260
Inventory		299,472	482,019
Prepaid expenses and other		64,326	23,710
Deferred financing costs (note 4)		12,594	-
Due from related parties (note 11)		11,537	16,282

		872,376	748,826

Fixed Assets (note 5)		23,791	25,171

Deferred Financing Costs (note 4)		1,145	-

		$897,312	$773,997

LIABILITIES

Current
Bank loan (note 6)		$208,312	$65,562
Accounts payable and accrued liabilities		260,638	424,944
Capital lease obligation, current portion		6,484	4,538

		475,434	495,044
Note payable (note 4)		400,000	-
Capital lease obligation		7,219	7,558

		882,653	502,602

STOCKHOLDERS' EQUITY

Capital Stock (Note 8)		1,359,448	860,148
Authorized:	100,000,000 common shares without par value
Issued and outstanding:	13,270,035 common shares

(2003 - 11,834,535)

Additional paid-in capital		28,380	4,523

Payables with equity components		-	200,000

Share subscriptions		-	45,000

Accumulated comprehensive income		9,823	65,601

Deficit		(1,382,992)	(903,877)

		14,659	271,395

		$897,312	$773,997

Commitments (note 7)

The accompanying notes are an integral part of these interim consolidated financial statements.

HEMPTOWN CLOTHING INC.

Interim Consolidated Statements of Operations and Deficit
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003

Sales	$158,447	$129,067	$703,908	$387,762

Cost of goods sold	105,288	90,165	491,091	296,195

Gross margin	53,159	38,902	212,817	91,567

Expenses
Advertising and promotion	56,638	18,156	130,820	68,663
Consulting Fees	-	435	-	48,086
Consulting fees – stock based compensation	23,857	956	23,857	4,104
Contract labour	67,231	31,170	124,807	96,587
Depreciation	2,532	3,385	6,910	9,532
Insurance	4,030	1,639	17,056	2,521
Interest	13,973	6,068	29,001	11,213
Legal and accounting	7,982	46,111	55,781	118,347
Office and general	34,965	11,026	74,078	47,080
Rent	10,456	9,757	30,580	28,124
Research and development	15,003	-	25,187	995
Salaries & employee benefits	63,554	18,228	173,854	49,818

	300,222	146,931	691,932	485,070
Net loss for the period	(247,063)	(108,029)	(479,115)	(393,503)

Deficit, beginning of period	(1,135,929)	(704,839)	(903,877)	(425,121)

Deficit, end of period	$(1,382,992)	$(812,868)	$(1,382,992)	$(818,624)

Loss per share (basic and diluted)	$(0.02)	$(0.01)	$(0.04)	$(0.03)

Weighted average number of shares outstanding (basic and diluted	13,270,035	11,714,535	13,085,975	11,690,799

The accompanying notes are an integral part of these interim consolidated financial statements.

HEMPTOWN CLOTHING INC.

Interim Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2004	2003

Cash flows from (used in) operating activities
Net loss for the period	$(479,115)	$(393,503)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation	6,910	9,532
Stock based compensation	23,857	4,104
Changes in working capital assets and liabilities
(Increase) decrease in accounts receivable	(234,310)	23,753
Decrease (increase) in inventory	182,547	54,080
(Increase) decrease in prepaid expenses	(40,616)	(10,119)
(Increase) in deferred financing costs	(13,739)	-
(Decrease) increase in accounts payable and accrued liabilities	(164,305)	90,614
Increase (decrease) in capital lease obligation	1,607	(2,050)

	(717,164)	(223,589)

Cash flows used in investing activities
Purchase of fixed assets	(5,530)	(12,579)

	(5,530)	(12,579)

Cash flows from (used in) financing activities
Issuance of share capital for cash	254,300	40,000
Increase in line of credit	142,750	43,079
Issuance of note payable	400,000	-
(Increase) in due from related parties	4,745	34,536

	801,795	117,615

Effect of exchange rate changes on cash and cash equivalent	(55,779)	43,151

Increase (decrease) in cash and cash equivalents	23,322	(75,402)

Cash and cash equivalents,beginning of period	46,555	125,454

Cash and cash equivalents,end of period	$69,877	$50,052

Supplemental cash flow disclosure (Note 12)

The accompanying notes are an integral part of these interim consolidated financial statements.

HEMPTOWN CLOTHING INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(unaudited)

1.

Basis of Presentation

Hemptown Clothing Inc. (the “Company” or “Hemptown”) was incorporated in the Province of British Columbia, Canada, on October 6, 1998, and is in the business of clothing manufacturing and sales.

The Company’s consolidated financial statements are prepared using generally accepted accounting principles (“GAAP”) in the United States of America applicable to a going concern, which contemplates the realization of assets and payment of liabilities in the normal course of business.  The Company has suffered recurring losses from operations to date.  The Company’s management plans on establishing additional financing through both equity and debt as available.  The Company’s ability to continue as a going concern is dependent on raising additional financing as needed, and ultimately, upon achieving profitable operations.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Comparative figures

Certain of the comparative figures have been reclassified to conform to the current period’s presentation.

2.	Significant Accounting Policies (cont’d)

	a)	Inventory

Inventory of clothing is valued at the lower of cost and net realizable value. Cost includes all direct material and shipping costs incurred in the acquisition of inventory.

7
2.	Significant Accounting Policies (cont’d)

	b)	Fixed Assets

Fixed assets are stated at cost and are depreciated as follows:

Computer equipment	30% declining balance

Computer software	100% declining balance

Furniture and fixtures	20% declining balance

Leasehold improvements	30% declining balance

Production equipment	20% declining balance

Website	5 year straight-line

Assets under capital lease	straight-line over term of lease

	c)	Deferred Financing Costs Financing incurred in connection with the note payable were initially deferred and are amortized over the term of the loan on a straight-line basis.

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

g)

Stock Based Compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information.  The disclosure provisions of SFAS No. 148 were effective for the Company commencing December 31, 2003 and the required disclosures have been made below.

2.	Significant Accounting Policies (cont’d)

The Company has elected to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above.  In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s common stock and the amount an employee must pay to acquire the common stock.  Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 9:

		Nine month period ended September 30, 2004	Nine month period ended September 30, 2003

Net loss for the period	As reported	$ (479,114)	$ (393,503)
SFAS 123 compensation expense	Pro-forma	(258,105)	-

Net loss for the period	Pro-forma	$ (737,219)	$ (393,503)

Pro-forma basic net loss per share	Pro-forma	$ (0.06)	$ (0.03)
Pro-forma diluted net loss per share	Pro-forma	$ (0.06)	$ (0.03)

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”).  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25 (“FIN 44”), which provides guidance as to certain applications of APB 25.

10
2.	Significant Accounting Policies (cont’d)

h)

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, “Earnings Per Share”. Common stock equivalents from stock options and warrants were excluded from the calculation of net loss per share for September 30, 2004, and 2003 as their effect is anti-dilutive.

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

The Company’s financial instruments consist of cash, accounts receivable, bank loan, notes payable, accounts payable and accrued liabilities, capital lease obligation, long term loan and due from related parties.  It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

11
4.	Note Payable

On April 21, 2004, the Company received $400,000 by way of a secured and subordinated loan agreement from Celestine Asset Management (“Celestine”).  The term of the Loan is from April 21, 2004 to October 21, 2005, and the interest rate thereunder is 10% per annum, calculated semi-annually, with payments due semi-annually.  As of September 30, 2004, the Company has accrued $18,177 as interest payable on the Note.

The Company has provided security to Celestine by way of a Debenture which grants Celestine a fixed charge and a security interest on the Company’s accounts receivable and a floating charge and a security interest in all of the Company’s assets, subject and subordinate, to any borrowing by the Company with banks and lending institutions.

A fee of $20,000 was paid in connection with arranging the funding of the loan, of which $6,261 has been expensed as of September 30, 2004.   This fee is being amortized on a straight-line basis over the term of the loan (18 months).

12
5.	Fixed Assets

	Cost	Accumulated Amortization	Net Book Value September 30, 2004 (unaudited)	Net Book Value December 31, 2003

Computer equipment	$ 5,227	$ 3,428	$ 1,799	$ 2,500
Equipment	222	6	216	-
Furniture and fixtures	3,819	1,423	2,396	2,046
Leasehold improvements	7,999	3,656	4,343	4,810
Website	8,878	4,972	3,906	5,482
Computer equipment under capital lease	14,223	6,332	7,891	10,190
Telephone equipment under capital lease	6,001	2,761	3,240	143

	$ 46,369	$ 22,578	$ 23,791	$ 25,171

6.	Bank Loan

During the period the Company utilized a Canadian bank line of credit with interest bearing at the prime business rate plus 1.5%.  The prime rate at September 30, 2004 is 4.0%. The loan is secured by the receivables of the Company and due on demand. Insurance policies are in place through the Canadian Apparel Federation Managed Policy, which is underwritten by both Export Development Canada and The St. Paul Guarantee Insurance Company, to guarantee the Company against 90% of potential export and domestic loss, respectively.

The line of credit was increased to $198,161 (CDN $250,000) in 2004.  However, as a result of non-compliance with bank covenant requirements, the line of credit was reduced to $158,529 (CDN $200,000) effective November 11, 2004.  The limit on the bank line of credit will be further reduced to $142,676 (CDN $180,000) on December 15, 2004, and to $95,117 (CDN $120,000) on December 31, 2004.  The limit is to be reduced to zero on January 31, 2005.  On November 11, 2004 the interest rate on the bank line of credit was increased to the prime business rate plus 5.0%.

13
7.	Commitments

a)

Annual Leases

The Company is committed to annual operating and capital lease payments totaling approximately $57,300 for premises and equipment under lease.  All leases expire by 2007.  Approximate minimum lease payments over the next four years are as follows:

2004	$ 8,700
2005	35,800
2006	11,300
2007	1,500

$ 57,300

b)

National Research Council of Canada (“NRC”) Collaboration

In May 2004 the Company entered into a collaboration agreement with the National Research Council of Canada to develop a patentable enzyme technology for the processing of hemp fibres.  The agreement is for three years and expires on May 9, 2007.  Over the term of the agreement, the Company is required to pay the NRC $223,526 (CDN $282,000) in cash for ongoing research costs.  Payments are due quarterly and the first installment of $6,900 (CDN $9,200) was paid in July 2004.  Future payments are outlined in the agreement, and are as follows:

	US$	CDN$
2004	29,169	36,800
2005	85,051	107,300
2006	75,698	95,500
2007	19,023	24,000

7.	Commitments (cont’d)

As of September 30, 2004 the Company owed current payments of CDN $18,400 to the NRC.

In addition to cash payments, both parties have agreed to provide management resources as required to oversee the project.

The extent of any Intellectual Property that the Company will own is uncertain and difficult to predict, as such specific terms will be negotiated once the final Intellectual Property is developed.  However, the agreement provides for a licensing arrangement to be negotiated, which will enable Hemptown to commercially exploit any developments from the project.

8.	Capital Stock

a)

During the nine month period ended September 30, 2004 the Company issued 535,500 shares of common stock for net proceeds of $254,300, as follows:

Raised $11,500 through the issuance of 11,500 shares of common stock at $1.00 per share.

Issued 404,000 shares of common stock through private placements of units for total proceeds of $182,800 (net of commissions of $19,200).  Each $0.50 unit entitles the holder to one share, and one-half of one 18 month non-transferable share purchase warrant, with each such whole warrant entitling the holder to purchase one share of common stock at an exercise price of $0.75 during the first 12 months, or at $1.00 during the final 6 months of the warrant exercise period.  The expiry dates on these warrants range from August 9, 2005 to September 15, 2005.

Received total proceeds of $60,000 from the exercise of 120,000 stock options at $0.50 per share.

b)

During the nine month period ended September 30, 2004 the Company issued 900,000 shares of common stock in respect of equity transactions initiated in fiscal 2003, as follows:

Issued 100,000 shares of common stock for proceeds of $45,000 (net of $5,000 commissions) which had been received in December 2003.

Issued 200,000 shares of common stock upon conversion of an equivalent number of the warrants underlying the $50,000 note payable thereon.  In addition, on January 28, 2004, the Company issued 600,000 shares of common stock to settle $150,000 of outstanding legal fees.  As of December 31, 2003, the note payable of $50,000 and the legal fees of $150,000 were recorded as payables with equity components.

15
8.	Capital Stock (cont’d)

	c)	Share Purchase Warrants Share purchase warrants outstanding at September 30, 2004 are:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (yr)

$0.75 - $1.00	252,000(1)	0.86
$2.00 - $4.00	300,000(2)	1.39

Total	552,000	1.15

(1)

Each whole share purchase warrant consists of the right to purchase one share of common stock at an exercise price of $0.75 during the first 12 months of the warrant exercise period, and at an exercise price of $1.00 during the final 6 months, of the warrant exercise period.

(2)

Each warrant unit consists of the right to purchase one share of common stock at a price of $2.00, plus one piggyback warrant, which consists of a right to purchase one share of common stock at a price of $4.00.  The piggyback warrants expire one year from the exercise of the warrant units.

9.	Stock Option Plan

A summary of the status of the Company’s Stock Option Plan as of September 30, 2004 is presented below:

	Shares	Weighted-Average Exercise Price

Options outstanding, December 31, 2002	967,000	$0.50
Options exercised during the year	(200,000)	$0.50
Options granted during the year	1,115,500	$0.75
Options cancelled during the year	(51,000)	$0.50

Options outstanding, December 31, 2003	1,831,500	$0.65
Options exercised during the period	(120,000)	$0.50
Options granted during the period	1,976,500	$0.87
Options cancelled during the period	(102,500)	$0.82

Options outstanding, September 30, 2004	3,585,500	$0.77

Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yr)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.01 - $0.50	597,000	2.15	$0.50	597,000	$0.50
$0.51 - $1.00	2,988,500	2.49	$0.75	1,719,461	$0.78

	3,585,500	2.43	$0.68	2,316,461	$0.71

On February 4, 2004, the Company authorized and granted 382,000 options to acquire shares of common stock in the Company.  Each option is for one share of common stock at an exercise price of $0.75 per share.  The options vest at 1/12 per month beginning February 4, 2004 and expire on February 4, 2007.  The fair value of each option granted has been estimated as of the date of granting using the Black-Scholes pricing model with the following assumptions: risk-free interest rate of 3%; dividend yield 0%; and volatility approximately 0%.  Management determined the volatility to be 0% as there is a limited history in trading of the Company’s shares of common stock and as such the volatility cannot be reliably measured.  The resulting weighted average fair value of these options has been calculated to be approximately $nil.  As a result, no compensation cost has been charged to operations.  During the period ended September 30, 2004, 50,000 of the February 4, 2004 options were cancelled.

On February 20, 2004 the Company registered 382,000 common stock options exercisable at $0.75 per share under an S-8 Registration Statement.

On July 9, 2004 the Company adopted a new 2004 Stock Option Plan pursuant to which the Company can grant up to a maximum of 6,000,000 shares of common stock through various stock options.  At any constituted meeting of the Board of Directors, the total shares of common stock reserved for issuance of options granted may be increased up to 100% of the Company’s issued and outstanding common stock.

The Company's existing stock options which were granted on November 23, 2001 and September 10, 2003 have been adopted under the 2004 Stock Option Plan.  The Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission on July 23, 2004 registering these 1,541,000 shares of the Company's common stock to be offered under the 2004 Stock Option Plan.

On July 9, 2004 the Company granted 1,594,500 stock options at an exercise price of $0.90 per share, under the Company's 2004 Stock Option Plan.   The options vest at 1/12 per month beginning July 9, 2004 and expire on July 9, 2007.  Of the total number of options granted, 132,000 were granted to consultants and 1,462,500 were granted to directors and employees.  The fair value of all of the options granted was calculated using the Black-Scholes option pricing model assuming an expected life of 3 years, a risk-free interest rate of 3% and an expected volatility of 146%.  On August 9, 2004, 50,000 of the July 9, 2004 stock options were cancelled.

As calculated, the 132,000 options granted to consultants were valued at $95,400 and will be recorded as a consulting expense and a contribution to additional paid in capital over the vesting period, $23,857 of which has been recorded as of September 30, 2004.

The fair value for the 1,462,500 options granted to directors and employees was calculated as $1,056,500 and, in accordance with the provisions of SFAS 148, will be disclosed on a pro-forma basis in Note 2, over the vesting period, $258,105 of which has been recorded as of September 30, 2004.

17
10.	Income Taxes

As at December 31, 2003 the Company has estimated tax loss carry forwards for tax purposes of approximately $1,000,000.  This amount may be applied against future federal taxable income.  The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations.  When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

11.	Related Party Transactions

In the nine month period ended September 30, 2004, $187,296 was paid as salary to directors of the Company for management services provided. Of this amount $69,887is classified under Salaries and Employee benefits and $117,409 under Contract Labor. For the same period ending September 30, 2003 $82,047 was paid to directors of the Company with $54,698 classified under Salaries and Employee Benefits and $27,349 under Contract Labor.

Of the stock options granted on July 9, 2004 (see Note 9), 1,050,000 were granted to Directors of the Company.  As of September 30, 2004, 262,509 of the Directors’ options had vested.  A pro forma expense of $189,635 has been recognized for these options, as disclosed in Note 2.

Amounts due from related parties are due from directors and officers and include interest equivalent to the Company’s bank debt rate of prime plus 1.5% and as of September 30, 2004, $552 has been accrued. The amounts due are unsecured with no specific terms of repayment.

18
12.	Supplemental Cash Flow Information

	Nine month period ended September 30, 2004	Nine month period ended September 30, 2003

Cash paid during the period for:
Interest	$ 11,194	$ 11,213
Income taxes	$ -	$ -

Refer to Note 8(b)

13.	Concentration Risk

As at September 30, 2004, two suppliers account for 100% of the Company’s purchases of inventory. One supplier is located in China and supplies 52% of the Company’s purchases, the other supplier is located in Canada and supplies approximately 48%. The Company plans to increase volume with its Canadian suppliers to mitigate the concentration risk.

14.	Property Transfer

On July 3, 2004 the Company received 80 acres of industrial property in Craik, Saskatchewan for development as a hemp fibre mill.  The Company was given the property for $1.00 from the Town of Craik and the Rural Municipality of Craik No. 222.  Provided the Company is successful in the development of the mill, by July 1, 2007, there will be no further obligations to the Town of Craik; however, if it is not successful, the Company can either surrender the land back to Craik or retain the land with payment of $27,743.  As of September 30, 2004 the transfer has not been registered with the Land Titles Office, but is expected to be completed by November 15, 2004.

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

General

Hemptown Clothing Inc., a corporation organized under the laws of British Columbia, Canada (“Hemptown”), is engaged in the manufacture and marketing of hemp apparel brand clothing to wholesalers, retailers and consumers. Hemptown is also involved in ongoing research and development of quality and conservation-based textile technology, working vertically to enhance its products and the benefits they provide to crop farmers, consumers and the environment. Hemptown’s common stock trades on the Over-the-Counter Bulletin Board under the trading symbol HPTWF.

	Nine months ended September 30,
	2004	2003	% Change
Revenues	$ 703,908	$ 387,762	82%
Gross Margin	$ 212,817	$ 91,567	132%
Loss	$ (479,115)	$ (393,503)	16%
Basic and Diluted Loss per Share	$ (0.04)	$ (0.03)

The financial results of the first nine months of 2004 are reflective of Hemptown’s ongoing focus on marketing efforts and educating consumers on the benefits of hemp fiber. Management of Hemptown believes that improved access to capital has enabled Hemptown to purchase inventories in larger quantities to reduce costs and more effectively supply distributors to meet growing sales demand, which is reflected in the 82% increase in revenue and the improvement of gross margin (from 24% of revenue in 2003 to 30% in 2004).  Furthermore, in order to support growth, Hemptown continues to invest in infrastructure and is building a team of experienced industry professionals that can lead Hemptown to success in the imprint apparel market. Management believes that the financial results for the third quarter 2004 showed significant improvement in operational procedures within Hemptown.  New systems were implemented to reduce shipping errors and increase logistic efficiencies while customer service was augmented by the addition of two new call centre personnel.  Manufacturing relationships were strengthened as meetings were held between Hemptown and various suppliers throughout the third quarter.

During May 2004, Hemptown and the National Research Council of Canada (the “NRC”) entered into a collaboration agreement for a three year period (the “Collaboration Agreement”) to develop a patentable enzyme technology for the processing of hemp fibres (the “Intellectual Property”). Pursuant to the terms and provisions of the Collaboration Agreement: (i) Hemptown is required to pay the NRC $223,526 for ongoing research costs, which amount is payable in quarterly installments; (ii) Hemptown and NRC shall provide management resources as required to oversee the project; and (iii)  in the event Intellectual Property is developed from the collaborated research and development, a licensing agreement shall be negotiated between the parties to enable Hemptown to commercially exploit any such Intellectual Property. Management of Hemptown believes that collaboration with NRC and utilization of the xylanase engineering has provided substantive documentation regarding this similar technology, which has positively impacted the pulp and paper industry by reducing production costs as well as reducing chemical and waste discharges. Management of Hemptown believes that hemp fibre is similar in its structure to wood pulp, and the NRC is working to build an enzyme specific to industrial hemp that will break down the sugar polymers in a matter of hours versus the conventional method which can take more than a month. Management of Hemptown further believes that this would enable Hemptown to convert the raw hemp into textiles and industrial fiber on a large-scale basis at its planned fiber production facility in Saskatchewan, Canada, as well as enabling Hemptown to license out the Intellectual Property to third parties. The extent of any Intellectual Property that Hemptown will own is uncertain and difficult to predict, as such specific terms will be negotiated once the final Intellectual Property is developed. As of the date of this Quarterly Report, the NRC research has lead to affirmation of the potential commercial viability of the Hemptown fiber process. However, the market and timeframe of the benefits of this research is yet unknown.

Results of Operations

Nine-Month Period Ended September 30, 2004 Compared to Nine-Month Period Ended September 30, 2003

            Revenues and Gross Margins

Hemptown’s net losses during the nine-month period ended September 30, 2004 were approximately ($479,114) compared to ($393,503) during the nine-month period ended September 30, 2003 (an increase of $85,611).  During the nine-month period ended September 30, 2004, Hemptown generated $703,908 in gross revenues compared to $387,762 in gross revenues for the nine-month period ended September 30, 2003 (an increase of $316,146).  Cost of goods sold increased during the nine-month period ended September 30, 2004 to $491,091 from $296,195 for the same period in 2003 resulting in net sales or a gross margin of $212,817 for the nine-month period ended September 30, 2004 compared to $91,567 for the same period in 2003.

Revenues for the nine-month period ended September 30, 2004 were $703,908, an increase of 82% over revenue in the same period in 2003 of $387,762.  Management believes that the increase was due to continued investment in marketing efforts and the efforts to more effectively service our distributors.  In 2004, two large distributors in the United States began carrying Hemptown products and featuring them in their catalogs. This resulted in access to 30 new sales representatives and inclusion in approximately 60,000 catalogs targeted at industry buyers.  Hemptown has also been prominently featured in some key industry publications, which has improved the visibility of Hemptown, its products and mission, resulting in an increase in sales.  Revenue in 2003 suffered from the inability to carry sufficient inventory due to a lack of available funds. This has been remedied, in part, in 2004 due to increased access to capital from equity sources, such as stock options exercised, and debt through an increase in an operating line of credit and a loan with Celestine Asset Management. See “ –  Plan of Operation” and “Material Commitments.” The current loss is a result of the expenditures involved to increase future sales and profitability, mainly an increase in advertising and promotion, the hiring of experienced management and personnel and research and development.

Gross margin in the nine-month period ended September 30, 2004 improved substantially over the same period in 2003.  Gross margin for the nine-month period ended September 30, 2004 was $212,817 compared with $91,567 for the same period in 2003, an increase of 132%.  Gross margin as a percentage of revenue increased to 30% in 2004 from 24% in 2003, and is in line with Hemptown’s target of 30%.  The increase in the nine-month period ended September 30, 2004 from the same period in 2003 is primarily due to Hemptown’s ongoing efforts to reduce cost of product by continuous improvements in the efficiency of the supply and distribution chains.  In addition, management believes that the increased access to capital in 2004 has facilitated larger orders from suppliers, thereby reducing the cost per item due to lower prices on purchases and reduced freight costs.

            Operating Expenses

During the nine-month period ended September 30, 2004, the Company recorded operating expenses of approximately $691,932 compared to operating expenses of $485,070 during the nine-month period ended September 30, 2003 (an increase of $206,862).  Operating expenses consisted of: (i) $173,854 (2003: $49,818) in salaries and employee benefits; (ii) $130,820 (2003: $68,663) in advertising and promotion; (iii) $124,807 (2003: $96,587) in contract labor; (iv) $55,781 (2003: $118,347) in legal and accounting; (v) $74,078 (2003: $47,080) in office and general; (vi) $30,580 (2003: 28,124) in rent; (vii) $29,001 (2003:$11,213) in interest; (viii) $17,056 (2003: $2,521) in insurance; (ix) $25,187 (2003: $995) in research and development; (x) $6,910 (2003: $9,532) in depreciation; (xi) $-0- (2003: 48,086) in consulting fees; and (xii) $23,857 (2003: 4,104) in stock-based consulting compensation.  During the nine-month period ended September 30, 2004, operating expenses increased as compared to operating expenses incurred during the same period of 2003.

Total operating expenses for the nine-month period ended September 30, 2004 were $691,932 compared with $485,070 for the same period in 2003.  The increase is related to increased marketing and advertising efforts to stimulate sales and the continued investment in infrastructure to support growth.

For the nine-month period ended September 30, 2004 advertising and promotion expenditures totaled $130,820 compared with $68,663 for the same period in 2003.  The increase is related to continued efforts to improve the market awareness of Hemptown and its products in order to support sales growth.  To support this focus, Hemptown has monthly advertisements in industry publications and has attended two large industry tradeshows in Canada and the United States as well as three distributors’ regional shows in the United States. Other promotions to distributors have included a ‘sample pack promotion’ to increase awareness by getting products out into customers’ hands to drive sales.

Salaries and benefits for the nine-month period ended September 30, 2004 were $173,854 compared with $49,818 in 2003.  The increase is related to the reclassification of two key management personnel from contract labour to employees, as well as Hemptown’s ongoing commitment to strengthen the team to support growth.  Contract labour increased to $124,807 for the nine-month period ended September 30, 2004 compared with $96,587 for the same period in 2003 was primarily due to the efforts of Hemptown to continue to strengthen its infrastructure and the ability to service increased sales levels. Contract labour is utilized to provide Hemptown with maximum flexibility to respond to cyclical performance.  Stock based compensation for consulting fees increased to $23,857 for the nine-month period ended September 30, 2004 from $4,104 for the same period in 2003, primarily because of options granted in July 2004.

Research and development costs incurred in the nine-month period ended September 30, 2004 were $25,187 and primarily related to the fees associated with the Collaboration Agreement. Management estimates that the ultimate enzyme technology developed should reduce the costs of producing hemp fiber, thereby making hemp fibre more cost competitive with cotton.

Interest costs in the nine-month period ended September 30, 2004 were $29,001 compared with $11,213 for the same period in 2003.  Increased interest costs relate primarily to the $400,000 loan from Celestine Asset Management and the increased operating loan. See “ – Plan of Operation” and “Material Commitments.”

            Net Loss

Hemptown’s net loss during the nine-month period ended September 30, 2004 was ($479,114) or ($0.04) per share compared to a net loss of ($393,503) or ($0.03) per share for the nine-month period ended September 30, 2003, an increase of $85,611 or 22%.  For the nine-month period ended September 30, 2004, the weighted average number of shares outstanding was 13,085,975 compared to 11,690,799 for the nine-month period ended September 30, 2003.

Three-Month Period Ended September 30, 2004 Compared to Three-Month Period Ended September 30, 2003

Hemptown’s net losses during the three-month period ended September 30, 2004 were ($247,063) compared to ($108,029) during the three-month period ended September 30, 2003 (an increase of $139,034).  During the three-month period ended September 30, 2004, Hemptown generated $158,447 in gross revenues compared to $129,067 in gross revenues for the three-month period ended September 30, 2003 (an increase of $29,380).  Cost of goods sold increased during the three-month period ended September 30, 2004 to $105,288 from $90,165 for the same period in 2003 resulting in net sales or a gross margin of $53,159 for the three-month period ended September 30, 2004 compared to $38,902 for the same period in 2003.

During the three-month period ended September 30, 2004, Hemptown recorded operating expenses of approximately $300,222 compared to operating expenses of $146,931 during the three-month period ended September 30, 2003 (an increase of $153,291).

Hemptown’s net loss during the three-month period ended September 30, 2004 was ($247,063) or ($0.02) per share compared to a net loss of ($108,029) or ($0.01) per share for the three-month period ended September 30, 2003.  For the three-month period ended September 30, 2004, the weighted average number of shares outstanding was 13,270,035 compared to 11,714,535 for the three-month period ended September 30, 2003.

Liquidity and Capital Resources

At Nine-Month Period Ended September 30, 2004

As at the nine-month period ended September 30, 2004, Hemptown’s current assets were $872,376 and its current liabilities were $475,434, which resulted in working capital of $396,942. As of the nine-month period ended September 30, 2004, total assets were $872,376 consisting of: (i) $414,570 in accounts receivable; (ii) $299,472 in inventory; (iii) $69,877 in cash; (iv) $64,326 in prepaid expenses and other; (v) $11,537 due from related parties; (vi) $13,739 in deferred financing costs; and (vii) $23,791 in fixed assets.

As at the nine-month period ended September 30, 2004, Hemptown’s liabilities were comprised of (i) $260,638 in accounts payable and accrued liabilities; (ii) $208,312 in bank loan; (iii) $13,703 in capital lease obligation;  and (iv) $400,000 in note payable. See “- Material Commitments.”

Stockholders' equity decreased from $271,395 at December 31, 2003 to $14,659 at the nine-month period ended September 30, 2004.

Hemptown ended the nine-month period ending September 30, 2004 with cash of $69,877 compared with $50,052 for the same period in 2003.   The cash outflows from operations for the nine-month period ended September 30, 2004 were $700,265 compared with $223,589 for the same period in 2003.  The change was caused in part by the increase in accounts receivable of $234,310 related to sales growth, and an increase in prepaid expenses of $40,616, primarily related to consulting fees for the Scientific Research and Experimental Development (SR&ED) claim that is currently pending and the reclassification of trade and barter exchange dollars from cash and cash equivalents to prepaid expenses.  Deferred financing costs associated with the loan from Celestine Asset Management increased $13,739.  The decrease in inventory of $182,547 was partially offset by a decrease in accounts payable of $164,306.

Cash inflows from financing activities increased to $784,895 in the nine-month period ended September 30, 2004 from $117,615 in the same period in 2003.  The increase is related to the note payable of $400,000 from Celestine Asset Management, and a $142,750 increase in the bank line of credit.  Cash inflows from share capital occurred as a result of the exercise of 120,000 stock options for proceeds of $60,000 and the issuance of 11,500 common shares and 404,000 share warrant subscriptions for net proceeds of $194,300.

The effect of exchange rates on cash resulted in a loss of $55,779 for the nine-month period ended September 30, 2004, compared with a $43,151 gain in the same period in 2003.  The 2004 loss is the result of a combination of an ($83,820) loss in the first quarter, a $25,919 gain in the second quarter and a $2,122 gain in the third quarter.  These gains and losses are the result of fluctuation in the Canadian dollar versus the US dollar.

On January 28, 2004, Hemptown issued 600,000 shares in settlement of $150,000 of legal fees that were primarily incurred in 2003 to obtain the listing on the OTC-BB under the symbol “HPTWF”.

Plan of Operation

We have been, since our inception, reliant on external investment to finance ongoing operations, as we are not yet operating profitably.  In the second quarter of 2004, Hemptown secured a loan from Celestine Asset Management and the bank line of credit was increased from $65,000 in December 2003 to $150,000 in the first quarter of 2004 to $250,000 in April 2004 to $250,000 (CDN) for operational use. However, as of the date of this Quarterly Report, as a result of non-compliance with a bank covenant, the line of credit was reduced to $200,000 CDN effective November 11,2004. The limit on the bank line of credit will be further reduced to $180,000 CDN on December 15, 2004 and to $120,000 CDN on December 31, 2004. The limit will be reduced to zero on January 31, 2005. On November 11, 2004, the interest rate on the bank line of credit was increased to the prime business rate plus 5%.  The fourth quarter is traditionally a strong sales period for Hemptown and the funds generated from these sales and current receivables will be used to pay down the line of credit as recommended by the bank to Hemptown as described above. Additionally Hemptown is currently investigating methods of reducing the receivable cycle.

As of the date of this Quarterly Report, Hemptown is also awaiting confirmation of a submitted Scientific Research and Experimental Development claim related to research and development activities for 2002 and 2003.   If the submission is successful, management believes that it may provide substantial funds to Hemptown.  To reduce the risk of accounts receivable and support sales growth, insurance policies are in place through the Canadian Apparel Federation Managed Policy, which is underwritten by both Export Development Canada (“EDC”) and The St. Paul Guarantee Insurance Company, to guarantee Hemptown against 90% of potential export and domestic loss, respectively.  Research under the Collaboration Agreement with NRC is continuing on schedule and Hemptown continues to be confident of the value of this research as confirmation of the commercial viability of the Hemptown fiber process.

Management anticipates profitability in the near future as a result of the implementation of new systems, advertising and additional personnel during the last two quarters.

While we anticipate achieving profitable operations in the near future, you should be cautioned that there can be no assurance that revenue, margins, and profitability of Hemptown will increase, or be sufficient to support our operations in the long term.  Moreover, we anticipate a possible increase in operating expenses.  We may finance these expenses with further issuances of common stock of Hemptown.  We expect we may need to raise additional capital to meet long-term operating requirements.  We believe that any anticipated private placements of equity capital and debt financing may be adequate to fund Hemptown’s long-term operating requirements.  Hemptown may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash.  If we raise additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of Hemptown’s current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its common stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict Hemptown's business operations.   We are continuing to pursue external financing alternatives to improve our working capital position and to grow the business to the greatest possible extent.

Material Commitments

A significant commitment for Hemptown for fiscal year 2004 relates to the line of credit obtained by Hemptown from a Canadian bank in the amount of $198,161 with interest bearing at the prime business rate plus 1.5%.  The prime rate at September 30, 2004 was 4.0%.  The loan is secured by the receivables of Hemptown and due on demand.  Insurance policies are in place to guarantee collectibility of the receivables and to cover any additional amounts payable under the line of credit. See “ – Plan of Operation”.

A significant commitment for Hemptown for fiscal year 2004 is the principal amount of $400,000 due and owing pursuant to a secured and subordinated loan agreement with Celestine Asset Management (“CAM”).  The term of the loan is from April 21, 2004 to October 21, 2005, and the interest rate thereunder is 10% per annum, calculated semi-annually, with payments due semi-annually.  Hemptown has provided security to CAM by way of a Debenture which grants CAM a fixed charge and a security interest on Hemptown’s accounts receivable and a floating charge and a security interest in all of Hemptown’s assets, subject and subordinate, to any borrowing by Hemptown with banks and lending institutions.

A significant commitment for Hemptown for fiscal year 2004 is the principal amount of $223,526 (CDN $282,000) due and owing pursuant to the terms and provisions of the Collaboration Agreement. Payments are due quarterly and the first installment of $6,900 (CDN $9,200) was paid in July 2004.  Future payments are outlined in the Collaboration Agreement, and are as follows:

	US$	CDN$
2004	29,169	36,800
2005	85,051	107,300
2006	75,698	95,500
2007	19,023	24,000

As of September 30, 2004 Hemptown owed current payments of CDN $18,400 to the NRC.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, Hemptown does not have any off-balance sheet arrangements that have or are reasonably like to have a current or future effect on Hemptown’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.  The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with Hemptown is a party, under which Hemptown has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of Hemptown’s management, including Jerry Kroll, Hemptown’s Chief Executive Officer, and Robert Edmunds, Hemptown’s Chief Financial Officer, of the effectiveness of the design and operation of Hemptown’s disclosure controls and procedures as at September 30, 2004.  Based on that evaluation, Mr. Kroll and Mr. Edmunds concluded that Hemptown’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that Hemptown files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms.  Such officers also confirm that there was no change in Hemptown’s internal control over financial reporting during the nine-month period ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, Hemptown’s internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

(a)  During the nine-month period ended September 30, 2004, Hemptown engaged in a private placement offering under Regulation S and Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "1933 Securities Act"), which has been terminated. Pursuant to the terms of the private placement, Hemptown offered 11,500 shares of Common Stock in the capital of Hemptown, at a subscription price of $1.00 per share.  Hemptown sold 11,500 shares of Common Stock at $1.00 per share for aggregate gross proceeds of $11,500.  The per share price of the offering was arbitrarily determined by the Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, assets and net estimated worth of Hemptown.  Hemptown issued shares of restricted Common Stock to one U.S. investor, who was deemed an accredited investor as that term is defined under Regulation D.  The investor executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions of and receive answers from Hemptown's management concerning any and all matters related to acquisition of the securities.  No underwriter was involved in the transaction and no commissions were paid.

(b)  During the nine-month period ended September 30, 2004, Hemptown engaged in a private placement offering under Regulation S and Rule 506 of Regulation D of the 1933 Securities Act of 1933, which has been terminated. Pursuant to the terms of the private placement, Hemptown offered 404,000 units in the capital of Hemptown (the "Unit"), at a subscription price of $0.50 per Unit, with each such Unit being comprised of one share of restricted Common Stock and one-half of one 18-month non-transferable share purchase warrant (the "Warrant").  Each such whole Warrant entitles the holder thereof to purchase one additional share of restricted Common Stock at an exercise price of $0.75 per Warrant during the first 12-months or at an exercise price of $1.00 per Warrant during the final 6-months of the exercise period of the Warrant.  Hemptown sold 404,000 Units at $0.50 per Unit, consisting of 404,000 shares of restricted Common Stock and 202,000 Warrants, for aggregate gross proceeds of $202,000.  The per share price of the offering was arbitrarily determined by the Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, assets and net estimated worth of Hemptown.  Hemptown issued shares of restricted Common Stock to two U.S. investors, who were deemed accredited investors as that term is defined under Regulation D, and to seven non-U.S. resident investors.  The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors had the opportunity to ask questions of and receive answers from Hemptown's management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction.  A commission of $19,200 was paid.

(c)  During the nine-month period ended September 30, 2004, Hemptown and a creditor entered into a settlement of outstanding account and private placement agreement (the “Settlement Agreement”). Pursuant to the terms and provisions of the Settlement Agreement, Hemptown issued 600,000 shares of its restricted Common Stock to the creditor at approximately $0.25 per share for settlement of debt in the aggregate amount of $150,000.  The shares of Common Stock were issued under the exemption from registration pursuant to Section 4(2) of the 1933 Securities Act.

(d)  During the nine-month period ended September 30, 2004, Hemptown and a lender entered into a settlement of outstanding loan agreement and corresponding exercise of share purchase warrants agreement (the “Loan Settlement Agreement”).  Pursuant to the terms and provisions of the Loan Settlement Agreement: (i) the lender agreed to settle and satisfy the outstanding amount of $50,000 due and owing to lender under that certain loan agreement dated September 27, 2002 pursuant to the lender’s immediate exercise of all of its existing share purchase warrants, which were previously issued by Hemptown to the lender, to acquire an aggregate of 200,000 shares of Common Stock at a deemed settlement and issuance price of $0.25 per share; and (ii) Hemptown agreed to issue the 200,000 shares of Common Stock to lender in satisfaction of the $50,000 debt.  The shares of Common Stock were issued under the exemption from registration pursuant to Section 4(2) of the 1933 Securities Act.

(e)  During the nine-month period ended September 30, 2004, an aggregate of 120,000 Stock Options were exercised by three optionees at $0.50 per share for aggregate proceeds of $60,000.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)        Exhibits

The following exhibits are included in this report: See “Exhibit Index” immediately following the following the signature page of this Form 10-QSB.

(b)        Reports on Form 8-K

A Form 8-K/A, dated August 4, 2004, was filed correcting information contained in the Form 8-K filed on June 18, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hemptown Clothing Inc.

Date: November 9, 2004	By: /s/ Jason Finnis
Jason Finnis President, Director

Date: November 9, 2004	By: /s/ Jerry Kroll
Jerry Kroll CEO, Chairman, Director

Date: November 9, 2004	By: /s/ Robert Edmunds
Robert Edmunds CFO, Director

Exhibit Index

11.1  Statement re: computation of per share earnings

31.1  Certificate pursuant to Rule 13a-14(a).

31.2  Certification pursuant to Rule 13a-14(a).

32.1  Certificate pursuant to 18 U.S.C. Subsection 1350.

32.2  Certificate pursuant to 18 U.S.C. Subsection 1350.