Form 10KSB
period 2004-12-31
HEMPTOWN CLOTHING INC
filed 2005-03-31
CIK 1210294

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB

Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2004

Commission file number: 005-79368

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
Common Stock, no par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]  No [X]*

Check here if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [    ]

State issuer's revenues for its most recent fiscal year (ending December 31, 2004): US $831,545.

State the aggregate market value of the voting and non-voting common equity held by non-affiliate computes by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of January 31, 2005: US $2,129,884.56.

* We have been advised that as of the date of this Annual Report, a shareholder required to file a year-end Schedule 13G has not done so.

Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years.

  N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the most practicable date:

Class	Outstanding as of February 28, 2005
Common Stock, no par value	13,685,635

Documents Incorporated By Reference

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 “Securities Act”). The listed documents should be clearly described for identification purposes.

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

HEMPTOWN CLOTHING INC.

Form 10-KSB

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report includes or is based upon estimates projections or other "forward looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. Such forward-looking statements are based on the beliefs of Hemptown Clothing Inc. When used in this Annual Report, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to us, are intended to identify forward-looking statements, which include statements relating to, among other things, the ability of our company to continue to successfully compete in the apparel and fiber markets. While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current information and judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimate, projections or other "forward looking statements" involve various risks and uncertainties. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".

Available Information

Hemptown Clothing Inc. files annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Annual Report that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov. A direct link to our filings kept at the Commission’s web site can be found on our web site at www.hemptown.com.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS HISTORY AND DEVELOPMENT

Hemptown Clothing Inc. was incorporated under the laws of British Columbia, Canada, on October 6, 1998.  The current corporate structure is a single public company, incorporated under the Business Corporations Act (British Columbia).

Our wholly-owned subsidiary, 0697072 B.C. Ltd., was incorporated under the laws of the Province of British Columbia on June 18, 2004, and currently holds title to real property located in Craik, Saskatchewan.

Our wholly-owned subsidiary, Hemptown USA, Inc., was incorporated under the laws of the State of Nevada on November 22, 2004 for factoring purposes so that business dealings can be accomplished daily without currency valuations and fluctuations, as well as to provide an American base inventory control to customers.

Director and Formation of Audit Committee

On June 12, 2004, the Board of Directors appointed Mr. Guy Carpenter as a member of the Board of Directors. See “Biographies of Directors and Officers” for the biography of Mr. Carpenter. We also established an audit committee and approved an audit charter under which the audit committee operates. We appointed Mr. Robert Edmunds, Mr. Guy Carpenter and Ms. Larisa Harrison as members to the audit committee.

BUSINESS OPERATIONS

We are a product-focused company specializing in the market and sale of a line of hemp/cotton activewear, including T-shirts, sweatshirts, golf shirts, button-down shirts and ball caps, to wholesalers for imprinting as well as directly to consumers.  Management believes that consumer awareness, acceptance and demand for the hemp/cotton product is beginning to grow.

We have augmented our natural textile focus to include other sustainable fiber textiles such as bamboo, soy, recycled polyester, and organic cotton.  This not only strengthens our position as the natural fibre experts but increases our product mix without diverging to fashion/style trends.  Hemp blend apparel continues to dominate the majority of our sales, but the new alternative fibres allow us to increase market share and attract new customers who are looking for alternative fabrics with unique characteristics.

As of January 1, 2005, we were dealing with over 2,000 resellers and four distributors located in both Canada and the United States.  Lululemon Athletica and TSC Apparel account for 10.44% and 15%, respectively, of our overall business.  We have no obsolete inventory.  Inventory today is as viable as it was a year ago.  Management estimates that we will be able to turn our inventory approximately four times per year under current conditions.  Currently, we have access to enough hemp fiber to produce upwards of one million garments per month.  Management expects this fiber availability to increase over the next twelve months.

We have obtained trademark protection for the name "Hemptown" within Canada and the United States. We also own the web sites www.hemptown.com, www.hemptownclothing.com, www.hemptown.ca and www.crailar.com.

The Hemp Industry – Why Hemp?

Hemp is a centuries old plant that is hardy, strong and grows largely pest free.  Management believes that the advantages of this rugged crop are many and they extend right through the value chain.  Benefits to the farmers include little requirement for pesticides and a high climate adaptability. Based on studies, growing hemp even improves soil quality. Management further believes that the processing and manufacturing steps are also less environmentally taxing than those of many other fibers (notably cotton), requiring less toxic chemicals and dyes to create finished fabric.  High quality consumer goods are the end result, as hemp yields a fiber with four times the tensile strength and twice the abrasion resistance of cotton.  Hemp products are naturally resistant to mold, mildew and UV rays.

Cotton is simply not as eco-friendly as hemp.  Based on studies, a typical 100% cotton T-shirt requires one-third of a pound of pesticide and synthetic fertilizer to produce. As a cleaner crop, hemp has no such pesticide or synthetic fertilizer requirement.  Management believes that our 55 / 45% blend of hemp/cotton reduces this pollution by more than half, while maintaining a comfortable, cost efficient garment.  We intend for our products to play an ever-growing role in the activewear industry.  Management sees an analogy to other products that eliminate environmentally damaging goods such as CFC producing Styrofoam in coffee cups, food packaging, etc., and the toxic refrigerants in air conditioners and refrigerators.  As with these analogous products, we intend to promote the movement of market share from cotton products to a cleaner, better alternative.

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

Currently, industrial hemp is being grown in almost every Province in Canada, primarily for food and cosmetic oil production.  Hemp grows easily in the Canadian climate, and when grown for textile, a secondary revenue stream is available.  When hemp is used for textile, only the long fibers of the plant are required, which leaves the short, "woody" fibers as a by-product.  This surplus substance is ideal as a fiberglass replacement, as well as for the production of fiberboard, paper and agricultural bedding.

Management believes that hemp is experiencing a renaissance.  In a world made smaller with the reach of technology, the adage "think globally, act locally" is becoming a common way of thought.  As the full costs of cotton production are being realized and companies are being held responsible and accountable (i.e. big tobacco) for all the environmental and health damage that they do, the market is changing.  Our goal is to help build this awakening market space, and be positioned to supply this market - offering high quality, eco-smart products to a global village.  As a business for the new millennium, we intend to build on a strong and sustainable foundation, leveraging the growing demands of an eco-aware consumer.

Our Research and Development

Enzyme

Fiber of industrial hemp is the strongest and most durable among all plant fibers. “Clean fiber” is the prerequisite for the use of hemp in the manufacturing of fabric or advanced bio-composite. Therefore, an efficient protocol for its clean extraction with integrity maintained, environmental acceptability and economic viability is crucial to the general acceptance of hemp. The present common procedure is a chemical process based on sodium hydroxide under high pressure. While economically viable, it is a dirty process and chemicals for the extraction process are often working in a non-discriminating manner to damage the fiber.

One of our long-term objectives is to vertically integrate our organization by expanding into the business of producing cleaner and softer fibers from raw hemp. Therefore, we are researching and developing the use of enzyme (pectinase) to extract hemp fibers at acidic pH (that has existed for twenty years). Enzyme is a biodegradable biocatalyst, which works in a discriminating manner, often at ambient conditions (temperature and pH). Many of these biocatalysts have successfully been applied in a cleaner manufacturing process with lower consumption of energy and chemicals versus traditional methods. Management believes that a well-designed enzymatic application will result in a reduction in overall production costs.

Collaboration Agreement with National Research Council of Canada.

We entered into a collaboration agreement dated May 7, 2004 (the “Collaboration Agreement”) with National Research Council of Canada (“NRC”), pursuant to which we are developing a patentable enzyme process for hemp-derived “CRAILAR™” fiber to use in our own line of products and to potentially license the patented technology to companies that can use the process for better natural fabric products.  This entails researching and developing an environmentally-friendly and economically viable biocatalytic system based on industry-grade (or NRC-designed) enzymes and an optimal protocol for the extraction of clean fibers from retted industrial hemp, including: (i) the removal of dirt and the residual pectin from the sought-after hemp fibers; and (ii) the separation of fine fibers in a manner that is environmentally acceptable with characteristics suitable for the textile industry. Pursuant to the terms and provisions of the Collaboration Agreement: (i) NRC shall provide certain expertise and know-how for the process and engineering of enzymes beneficial to the textile industry; (ii) we shall pay to NRC an aggregate $1,506,998 Canadian Dollars according to a specified schedule; (iii) NRC shall contribute to the project work valued at approximately $671,498 Canadian Dollars; and (iv) we shall contribute to the project work valued at approximately $553,500 Canadian Dollars. A secondary fiber product is also being researched and developed for the composites industry to be used in reinforced composite resin products (a natural fiberglass replacement), initially in the automotive sector.

As of December 31, 2004, we have paid to NRC an aggregate $9,200 Canadian Dollars in accordance with the terms and provisions of the Collaborative Agreement, leaving an aggregate amount of $38,270 Canadian Dollars due and owing by us to NRC. On February 24, 2005, $9,200 was further paid to NRC by us, which was applied towards the second payment due and owing on September 1, 2004.

We are also currently seeking a minimum of $500,000 financing in order to commence a pilot production facility of CRAILAR™ fibers for testing with clothing and composite manufacturers and other interested companies. Pilot production will determine the budget required for a commercial scale CRAILAR™ plant, which we plan on building on the eighty acres of land we own in Craik, Saskatchewan. We are also seeking up to $6,000,000 for the various staging of product and production development.

Product Inconsistencies

Unlike cotton, working with hemp is still as much an art as it is a science.  Because production lines are still small relative to cotton, and because of the diverse supply of raw material, hemp cloth is prone to considerably more inconsistencies than cotton based cloth.  The inconsistencies can be in the weave, the color, the percentage of shrinkage as well as the shrink patterns.

As a result of these inconsistencies, we have invested a considerable amount of time and effort into product research and development, as well as developing close relationships with suppliers. During fiscal year ended December 31, 2004, we spent $50,148 on research and development.  During fiscal year ended December 31, 2003, we spent $1,026 on research and development.  It is likely that the difficulties outlined above with dealing with hemp material are the key reasons many of the major producers of cotton activewear have stayed away from this market.  We believe that years of "hands on" experience with hemp cloth will give us a competitive advantage as the industry matures.

Our Product Line – The Hemptown Way

Our product line consists of the following core items, all marketed under the Hemptown brand:

Hefty-Hemp T-Shirt

Manufactured from imported 55% hemp / 45% cotton jersey fabric, the T-shirt (both long and short sleeve) serves as the foundation of the current Hemptown line.  In fiscal 2004, the Hefty-Hemp T-shirt accounted for about 50% of our sales.  The T-shirt is produced in natural, black, grey, burgundy, moss green and slate blue colors.  It is easily customized with dye, screen-printing or embroidery to meet the end user's needs.

Hemptown Hoodie

Manufactured from imported 55% hemp / 45% cotton fleece fabric, the hoodie is popular year round.    In fiscal 2004, the Hemptown Sweatshirt accounted for about 13% of our sales.  This product is produced in the black, gray and slate blue colors, and can also be customized easily with dye, screen-printing or embroidery.

Hemptown Long Sleeve Oxford Button-down Shirt

Manufactured from imported 55% hemp / 45% cotton broadcloth fabric, the Oxford was introduced and subsequently kept in our product line because of popular demand.  In fiscal 2004, the Hemptown Oxford Button-Down Shirt accounted for about 9% of our sales.  This product is produced in the natural blonde color, as well as black and mocha.

Hemptown Short Sleeve Oxford Button- down Shirt

Manufactured from imported 55% hemp / 45% cotton broadcloth fabric.  In fiscal 2004, the Hemptown Oxford Button-Down Shirt accounted for about 9% of our sales.  This product is produced in the eco-white color, as well as black and corporate blue.

Hemptown Baseball Cap	Hemptown Baseball caps are produced from imported,

woven 55% hemp / 45% cotton twill.  In fiscal 2004, this product accounted for about 3% of our sales.  Produced in natural and black, these six panel caps come complete with metal eyelets and an adjustable strap.  Custom embroidery is easily applied to this product.

Hemptown Golf Shirt	The Hemptown Golf Shirt is produced from a 55% hemp / 45% cotton pique knit. In fiscal 2004, this product accounted for about 8% of our sales. Custom embroidery is easily applied to this product.

Hemptown Tote Shopping Bag

 As a retail store promotion, the Hemptown Tote Shopping Bag is a low cost item that offers a maximum area for advertising screen-prints.  In fiscal 2004, this product accounted for about 7% of our sales.

Apron	The Hemptown Apron is produced from a 55% hemp / 45% cotton muslin. In fiscal 2004, this product accounted for about 1% of our sales.

We intend to focus on our core line of products for the foreseeable future.  We will, however, consider expanding the above core imprintable product line when consumer demand warrants.  Such ancillary products may include jackets, shorts, pants, infant wear, towels, bed sheets and other products.

Production

We currently have the majority of our products manufactured in China and some sampling items are manufactured in Canada. We source our hemp and cotton material in bulk from several manufacturers in Asia. Although there are only several dozen suppliers of hemp material found in both Asia and Europe, consistency can become an issue when comparing one supplier's product to another.  Through the development of good relationships with our key suppliers, we have been able to ensure the consistency of the cloth is maintained and have also been able to negotiate favorable payment terms.

In China, our representative oversees all aspects of production, from the quality of the fabric to the shipping of products to our warehouses in Canada and the United States.  Our representative works closely with the farmers, the fabric suppliers and sewers to ensure our quality control standards are maintained.

Marketing Strategy

Activewear and Casual Wear

Our main focus is the sale of activewear aimed directly at the imprinted apparel market. Units are sold to value added distributors in this market as “blanks”, ready to be customized as required. The nature of our product lends itself perfectly to the active lifestyle market. Our market research indicates a strong market interest by the retail sector for our products. We intend to gain market share in the casual wear and activewear sector by converting suppliers, distributors, retailers and the buying public from environmentally unfriendly cotton products to eco-friendly apparel.

Our environmentally beneficial message is compelling.  However, we do not have sufficient funds for a broad based information marketing campaign.  We have undertaken a strategic effort using well connected individuals and marketing companies to cost effectively get our message to key accounts.

Wholesale

Our focus on wholesale sales has grown to include the promotion market, frequently referred to as the Advertising Specialty Industry or the Promotional Products Industry. We have joined with the largest of these associations, the Promotional Products Association International and will expand our marketing efforts towards these leaders in apparel sales.

Internet Sales

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

In addition to being positioned in a market (the hemp blended garment market) that management expects to increase significantly over the next several years, we are aggressively marketing ourselves in order to ensure that "Hemptown" is the premier name in hemp activewear. The marketing strategy and initiatives currently being planned by us include the following:

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

We are currently focusing on the use of a small sales force to market our products.  Our sales staff is currently comprised of seven in-house commissioned sales representatives and three companies. We have enjoyed considerable success through the attendance of trade shows where hundreds of leads can be obtained. In addition, we also supply four major North American distributors with a combined customer base of approximately 100,000 customers. We currently have no backlog of orders and we can fill all orders placed. Inventories have been allowed to diminish to allow a smoother transition and mix of older inventory and newer production with improved styling and textile specification changes.

We continue our distributor relationships, domestically and internationally and increase the number of styles that they carry. The sale of T-shirts, golf shirts and sweatshirts, in "blank" form, to the wholesale imprinted activewear market is growing.  "Blank" activewear is typically imprinted or embroidered with a logo, design or character before it reaches the consumer.  Casual wear and activewear is normally branded or private label.  Branded products reach consumers carrying the manufacturer's label, whereas products sold on a private label basis reach consumers carrying the brand name of the customer.

Private label manufacturing is becoming more important to our sales. Our expertise in “Natural & Sustainable” fibers and track record of performance has brought us repeat sales and new customers. We will continue to direct efforts at growing this segment of the apparel industry.  Private label manufacturing is a revenue stream for us.  Manufacturing apparel from eco fabrics for other companies, under their brand name, is a logical growth area for us.  Many new customers are approaching us for private label manufacturing due to our vertical integration and experience with natural textiles.

We are also finding an increased market share in the retail sector as well.  Selling our core products to independent or chain retail outlets is an increasing portion of the business.  Internet sales are a regular and high margin sales channel. Retail sales are of products already manufactured and inventoried by us.  Private Label manufacturing is typically prepaid and only the amount ordered by the customer is manufactured.

Our Target Markets

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

GOVERNMENT REGULATION

Trade Regulation

Our operations are subject to the effects of international treaties and regulations such as the North American Free Trade Agreement (NAFTA). We are also subject to the effects of international trade agreements and embargoes by entities such as the World Trade Organization. Generally, these international trade agreements benefit our business rather than burden it because they tend to reduce trade quotas, duties, taxes and similar impositions. However, these trade agreements may also impose restrictions that could have an adverse impact on our business, by limiting the countries from whom we can purchase our fabric or other component materials, or limiting the countries where we may market and sell our products.

The textile and apparel industries in both the United States and Canada have historically received a relatively higher degree of international trade protection than some other industries.  However, this protection is diminishing as a result of the implementation of trade agreements reached in the last ten years.  Taken as a whole, we believe that the current regulatory trade regime is no more burdensome to us than to our competitors.

Recent trade sanctions against China imposed by the United States in the area of textile and apparel has had no effect on our product line. Since the majority of the fiber used in our products is hemp or sustainable fibers included in the “Other” fiber categories, our products were not included in the schedule of affected products.  Import quotas on imported apparel were removed in January 2005.  Since our apparel was not subject to quota pre-2005, the elimination of tariffs has had no positive or negative effect on our business.

Hemp apparel may be manufactured, imported and exported to and from the Untied States and Canada with no special regulations. We must, however, adhere to textile labeling laws which stipulate what information is to be included on the garment tags and where those tags are to be located on the garment. Labeling and advertising of our products is subject to regulation by the Federal Trade Commission. We believe that we are in substantial compliance with these regulations.

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

COMPETITION

Casual and Activewear Industry

The wholesale imprinted activewear segment of the North American apparel market includes a number of large corporations, and the activewear segment overall is extremely competitive.  The primary competitors in the North American activewear market are the major Canadian and United States based manufacturers of basic branded activewear for the wholesale and retail channels. These manufacturers include Gildan Inc., Anvil Knitwear, Inc., VF Corporation, the Delta Apparel division of Delta Woodside Industries, Inc., Fruit of the Loom, Inc., the Hanes Corporation division of Sara Lee Corporation, and the Jerzees division of Russell Corporation. American Apparel & Patagonia both have organic cotton T-shirt lines.  All of these manufacturers are considerably larger and better funded than us. These companies compete primarily on the basis of price. There are also many manufacturers of activewear outside North America.

Management believes that because of our use of hemp and our message of environmental responsibility, we are able to compete in the activewear market without having to compete on price. Although price is a factor, our differentiation of products provides a niche market in which we are able to sell our products without having to compete directly with the much larger corporations already established in the activewear market. We are able to price our products reasonably competitively because of our success in maintaining low production and operating costs. We accomplish this by outsourcing to efficient, low cost sewing operations in China where we benefit from competitive labor costs.

We attend the same trade shows as the primary casual and activewear competitors, and sell to the same wholesale distributors; however, due to our niche market, we do not compete directly. When a person is considering the purchase of a Hemptown garment, there is a value added aspect in the environmental message that allows us to charge more for a similar garment than any of the activewear competitors that are offering only cotton and synthetics in their garments.

Hemp Garment Industry

As of the date of this Annual Report, management is not aware of any meaningful competitors in the hemp activewear market. To the best of management's knowledge, the only companies that are or have been involved in this market are "mom-and-pop" operations that are not capable at this time nor have the resources to grow into a large-scale business. In the past, these small companies have tended to go bankrupt for a variety of reasons. We are recognized by many to be the only “professional” company to fill this market space. We have the longest operating history of any of the hemp-related companies that management is aware of at this time.  Many of the remaining "mom-and-pop" operations are beginning to purchase their T-shirts from us as they are unable to match our price due to their volume limitations. We are also aware of some manufacturers of hemp and hemp-blended garments that have focused on specialty clothing for activities such as yoga, hiking and rock climbing. A number of these companies have also begun to approach us for production of their products.

There are a number of companies that are manufacturing and/or distributing a variety of hemp or hemp blended products. Many of these companies have significant distribution and are enjoying considerable success. We do not consider these companies as competition since they are focused upon the retail fashion industry, whereas we are concerned with wholesaling “blanks” that are usually customized or value added before final sale.

EMPLOYEES

We currently employ fourteen employees, thirteen are full-time employees and one is part-time.  In addition to the current staff, we can also call upon twenty-six independent sewers and two cloth cutters, located in Vancouver, British Columbia, and several more independent sewers and cutters in China. Additional sewers and cutters are available as foreseeable demand warrants.

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that we are facing. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

RISKS ASSOCIATED WITH OUR BUSINESS

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future; Need to Raise Capital to Continue Our Growth.

We have a history of operating losses, expect to continue to incur losses, may never be profitable, and must be considered to be in the development stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $897,054 for fiscal year ended December 31, 2004, and aggregate losses of $1,800,931 from inception to December 31, 2004. As of December 31, 2004, we had an accumulated deficit of $1,800,931. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that we encounter greater costs associated with general and administrative expenses or offering costs.

We May Need to Raise Capital to Continue Our Growth.

We will require additional funding in the future. Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our development plans and achieve profitable operational levels will be greatly limited. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including potential production and the market prices of our hemp products. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

Our Success Depends on the Ability of Our Fabric Producers With Whom We Have Business Arrangements to Provide Raw Materials on a Consistent Basis.

We depend on a small number of overseas fabric producers to provide the raw material from which we make our products. Failure to maintain continuous access to this raw material would have a materially adverse affect our business, including possibly requiring us to significantly curtail or cease our operations. Fabric producers may experience equipment failures and service interruptions, of which we have no control, which could adversely affect customer confidence, our business operations and our reputation. Moreover, we may have to compete with other companies for the production capacity of our fabric producers. Because we are a small enterprise and many of these companies with whom we may compete for production capacity may have greater financial and other resources than we have, they may have an advantage in the competition for production capacity. If we experience a significant increase in demand, we may have to expand our third party fabric producers. We cannot be assured that additional fabric producers will be available to us, or that if available it will be available on terms that are acceptable to us. If we cannot produce a sufficient quantity of our hemp products to meet demand or delivery schedules, our customers might reduce demand, reduce the purchase price they are willing to pay for our hemp products or replace our hemp product with the product of a competitor, any of which could have a material adverse effect on our financial condition and operations.

We Rely on Vendors and Independent Distributors Who Are Not Under Our Control.

We have relied on and will continue to rely on vendors and independent distributors who are not employees of ours, to distribute, market and sell our products. We have no long-term contractual relationship with these vendors and distributors. While we believe that vendors and distributors will continue to provide their services, there can be no assurance that the vendors and distributors will be available in the future, and if available, will be available on terms deemed acceptable to us. Any such delay or increased costs could have a materially adverse effect on our business.

We May Face Cash Flow Shortages Due to the Beneficial Credit Terms We Make Available to Our Customers.

Due to the shorter credit terms made available to us from the raw material providers from whom we buy product, as compared to the credit terms made available by us to our customers, we, from time-to-time, require infusions of cash in order to maintain our preferential buying/purchasing terms with our suppliers. Such cash flow needs are also affected by the timing of large purchases by us, which we make from time-to-time to take advantage of favorable pricing opportunities. To date, we have satisfied these cash requirements by private sales of our equity securities and retention of profits. We continue to seek financing to provide us with liquidity to meet our future needs. There is no assurance that we will be able to obtain such financing on commercially reasonable terms, or otherwise, or that we will be able to otherwise satisfy our short-term cash flow needs from other sources in the future.

Our Continued Operations Depend on the Novelty of Our Hemp Products.

The novelty and the design of our hemp products are important to our success and competitive position, and if we are unable to continue to develop and offer such unique hemp products to our customers, our business could suffer. We cannot be certain that hemp products will be or continue to be fashionable. Should the competitive demand steer away from hemp products, our business could be adversely affected. To date, our product line has consisted of hemp products. There can be no assurance that we can successfully sell our hemp products or that we can successfully develop, introduce, or sell any additional products.

Our Growth Could Harm Our Future Business Results.

We expect to experience significant and rapid growth. If we are unable to hire staff to manage our operations, our growth could harm our future business results and may strain our managerial and operational resources. As we proceed with the design production, marketing and sale of our existing and anticipated products, we expect to experience significant and rapid growth of our business. We may need to add staff to manage operations, handle sales and marketing efforts and perform finance and accounting functions. We may be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective operational and financial systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse affect on our business and financial condition.

Our Business Could Suffer From the Financial Instability of Our Customers.

We are a developmental company and relatively poorly financed. We sell our hemp products primarily to distribution and retail companies in the United States and Canada on open account with 30 to 45 day payment terms. If a large purchaser of our goods failed to pay, we would be put in a difficult financial position from which we may not be able to recover. Financial difficulties with any customer could result in serious losses for our company.

Our Success is Dependent Upon the Acceptance of Our Products and Our Business.

Our success depends upon our achieving significant market acceptance of our company and hemp products. We cannot guarantee that retail outlets or consumers will stock or purchase hemp products. Acceptance of hemp products will depend on the success of our advertising, promotional and marketing efforts and our ability to provide the hemp products to retail outlets and consumers. To date, we have not spent significant funds on marketing and promotional efforts, although in order to increase awareness of our hemp products we expect to spend a significant amount on promotion, marketing and advertising in the future. If these expenses fail to develop an awareness of our products, these expenses may never be recovered and we may never be able to generate any significant future revenues. In addition, even if awareness of our hemp products increases, we may not be able to produce enough of our product to meet retail demand.

Loss of Key Management Personnel.

The loss of Mr. Jason Finnis or any of our key management personnel would have an adverse impact on our future development and could impair our ability to succeed. Our performance is substantially dependent upon the expertise of our President, Mr. Jason Finnis, and other key management personnel and our ability to continue to hire and retain such personnel. Mr. Finnis spends substantially all of his working time with our company and its wholly-owned subsidiaries. It may be difficult to find sufficiently qualified individuals to replace Mr. Finnis or other key management personnel if we were to lose any one or more of them. The loss of Mr. Finnis or any of our other key management personnel could have a material adverse effect on our business, development, financial condition, and operating results. We do not maintain "key person" life insurance on any of our directors or senior executive officers.

Many of Our Competitors Are Larger and Have Greater Financial and Other Resources Than We Do.

The garment industry, in general, is intensely competitive and fragmented. In particular, the T-shirt segment of the garment industry is intensely competitive. Our hemp-based products compete with cotton and synthetic based products. Cotton and synthetic based products are currently marketed by well-established, successful companies that possess greater financial, marketing, distribution, personnel and other resources than us. Using these resources, these companies can implement extensive advertising and promotional campaigns, both generally and in response to specific marketing efforts by competitors, to enter into new markets rapidly and to introduce new products. Competitors with greater financial resources also may be able to enter the hemp-based market in direct competition with us, offering attractive incentive packages to retailers to encourage them to carry products that compete with our products, or present cost features which consumers may find attractive.

Government Regulation and Trade Restrictions.

Trade restrictions may be created that may have an adverse affect on our ability to ship its products internationally. Governments or special interest groups may attempt to protect existing cotton industries through the use of duties, tariffs or public relations campaigns. These efforts may adversely affect our ability to ship its products in a cost effective manner.

Moreover, any negative changes to international treaties and regulations such as NAFTA and to the effects of international trade agreements and embargoes imposed by such entities such as the World Trade Organization which could result in a rise in trade quotas, duties, taxes and similar impositions or which could limit the countries from whom we can purchase our fabric or other component materials, or which could limit the countries where we might market and sell our products, could have an adverse effect on our business.

Any changes in regulation by the Federal Trade Commission with respect to labeling and advertising of our products could have an adverse affect on our business. The FTC requires apparel companies to provide a label clearly stating the country of origin of manufacture and the company's apparel registration number and a second label stating washing instructions for the product. A change in these requirements could add additional cost to the production of our products, though we do not believe that this additional cost would be material, especially in relation to the cost of producing our products.

If Our Competitors Misappropriate Unpatented Proprietary Known-How and Our Trade Secrets, it Could Have a Material Adverse Affect on our Business.

The loss of or inability to enforce our trademark "Hemptown” and other proprietary know-how and trade secrets could adversely affect our business. We depend heavily on trade secrets and the design expertise of our employees. If any of our competitors copies or otherwise gains access to our trade secrets or develops similar hemp products independently, we would not be able to compete as effectively. The measures we take to protect our trade secrets and design expertise may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate and therefore could have an adverse affect on our business.

Currency Fluctuations May Cause Translation Gains and Losses.

A significant portion of our expenses are incurred in Canadian dollars. As a result, appreciation in the value of these currencies relative to the United States dollar could adversely affect our operating results. Foreign currency translation gains and losses arising from normal business operations are credited to or charged against other income for the period incurred.  Fluctuations in the value of Canadian dollars relative to United States dollars may cause currency translation gains and losses.

RISKS RELATED TO OUR COMMON STOCK

Sale of Restricted Common Stock.

As of December 31, 2004, there are 7,353,689 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of December 31, 2004, there are an aggregate of 4,694,500 options and warrants outstanding.

Any significant downward pressure on the price of our common stock as certain stockholders sell their shares of our common stock may encourage short sales. Any such short sales could place further downward pressure on the price of our common stock.

The Trading Price of Our Common Stock on the OTC Bulletin Board Has Been and May Continue to Fluctuate Significantly and Stockholders May Have Difficulty Reselling Their Shares.

Our common stock has traded as low as $0.16 and as high as $2.10. In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) changes in the demand for our hemp products; (ii) disappointing results from our marketing and sales efforts; (iii) failure to meet our revenue or profit goals or operating budget; (iv) decline in demand for our common stock; (v) downward revisions in securities analysts' estimates or changes in general market conditions; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our business prospects; and (viii) general economic trends.

In addition, stock markets have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

Additional Issuances of Equity Securities May Result in Dilution to Our Existing Stockholders.

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, if you acquire shares of our common stock, your proportionate ownership interest and voting power could be decreased. Further, any such issuances could result in a change of control.

We are not authorized to issue shares of preferred stock. However, there are provisions of British Columbia law that permit a company’s board of directors, without shareholder approval, to issue shares of preferred stock with rights superior to the rights of the holders of shares of common stock. As a result, shares of preferred stock could be issued quickly and easily, adversely affecting the rights of holders of shares of common stock and could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. Although we have no present plans to issue any shares of preferred stock, the issuance of preferred stock in the future could adversely affect the rights of the holders of common stock and reduce the value of the common stock.

Our Common Stock is Classified as a “Penny Stock” under SEC Rules Which Limits the Market for Our Common Stock.

Because our stock is not traded on a stock exchange or on the NASDAQ National Market or the NASDAQ Small Cap Market, and because the market price of the common stock is less than $5 per share, the common stock is classified as a "penny stock." Our stock has not traded above $5 per share. SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

We Are a Canadian Company and a Majority of Our Directors and Officers are Nationals and/or Residents of Canada.

We are a company incorporated under the laws of the Province of British Columbia, Canada and a majority of our directors and officers reside in Canada. Therefore, it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers. All or a substantial portion of such persons' assets may be located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.  Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States. We have been advised by our Canadian counsel that there is doubt as to the enforceability, in original actions in Canadian courts, of liability based upon the U.S. federal securities laws and as to the enforceability in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws. Therefore, it may not be possible to enforce those actions against us or any of our directors or officers.

A Decline in the Price of Our Common Stock Could Affect Our Ability to Raise Further Working Capital and Adversely Impact Our Operations.

A decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. Because our operations to date have been principally financed through the sale of equity securities, a decline in the price of our common stock could have an adverse effect upon our liquidity and our continued operations. A reduction in our ability to raise equity capital in the future would have a material adverse effect upon our business plan and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

REPORTS TO STOCKHOLDERS

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

ITEM 2. DESCRIPTION OF PROPERTY

On July 3, 2004, we received eighty acres of industrial property in Craik, Saskatchewan, for development as a hemp fibre mill. We were given the property for $1.00 from the Town of Craik and the Rural Municipality of Craik No. 222.  In the event we are successful in the development of the hemp fibre mill by July 1, 2007, there will be no further obligations to the Town of Craik. However, in the event we are not successful in the development of a hemp fibre mill, we can either surrender the land back to Craik or retain the land with a payment of $27,743.  The transfer was registered with the Land Titles Office on February 8, 2005.

The majority of our production currently takes place in China, with some production in Vancouver, British Columbia.  In Vancouver, we occupy 6,000 square feet of warehouse/office space on a long-term lease. The lease is set to expire January 31, 2006.  We pay $6.47 Canadian Dollars per square foot, plus common fees for a monthly rent of $4,700.31 Canadian Dollars.  We have been granted a right of first refusal as to the purchase of the building.  The Vancouver premises serve as head office, a display showroom, inventory storage and shipping facilities.

We have a new distribution facility in Blaine, Washington, which replaces our third-party logistics center. We occupy 2,000 square feet of warehouse space on a month-to-month basis.  We pay $0.75 US Dollars per square foot for a monthly rent of $1,500 US Dollars. Management believes that the leasing of the warehouse space in Blaine, Washington will result in significant operational cost savings and will provide our customers quicker access and shipping of our products.  It will also allow us greater control of  inventory, distribution, quality control, and overhead.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this Annual Report, we are not aware of any pending or existing legal proceedings involving our company or its officers and directors. We are not aware of any proceedings being contemplated by any person or governmental authority against us, our properties or our officers and directors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on June 12, 2004. We are not required under the Securities Exchange Act to file a proxy statement. Therefore, we did not solicit proxies and the Board of Directors as previously disclosed was re-elected in its entirety.

The following proposals were adopted by the margins indicated:

1.

Approval of the acts of our directors. All acts, deeds and conduct of our directors on behalf of the Company since the date of our last annual general meeting were ratified and confirmed.

For	8,267,805
Against	0
Abstain	0
Broker non-vote	0

2.

Approval of the appointment of our auditors. Ellis Foster, Chartered Accountants, were appointed our auditors until our next annual general meeting or until a successor is appointed, at a remuneration to be fixed by our Board of Directors, and the Board of Directors were authorized to fix the auditors’ remuneration.

For	8,267,805
Against	0
Abstain	0
Broker non-vote	0

3.

Approval of the election of the members of our Board of Directors. Jerry Kroll, Jason Finnis, Larisa Harrison and Robert Edmunds were elected members to our Board of Directors to hold office until our next annual general meeting or until their successors are elected or appointed subject to the provisions of our constating documents.

	Number of Shares
	For	Withheld
Jerry Kroll	8,267,805	0
Jason Finnis	8,267,805	0
Larisa Harrison	8,267,805	0
Robert Edmunds	8,267,805	0

4.

Approval of proposed Stock Option Plan. Subject to regulatory approval, the filing and form of which being at the sole and absolute discretion of our Board of Directors, our shareholders approved and authorized the adoption of a new and proposed stock option plan (the “Stock Option Plan”) to, among other matters: (i) fix the maximum number of common shares for which options may be granted under the Stock Option Plan at a maximum of up to 13,210,035 common shares of our share capital; and (ii) specify that the options issued pursuant to the Stock Option Plan are non-transferable; and, furthermore, that our Board of Directors are authorized, in their sole and absolute discretion, to abandon or alter any portion of the Stock Option Plan at any time without the further approval of our shareholders.

For	8,265,905
Against	1,900
Abstain	0
Broker non-vote	0

5.

Approval of proposed adoption of new Articles of the Company. Subject to regulatory approval and in compliance with the policies of the applicable stock exchange, the filing and form of which being at the sole and absolute discretion of our Board of Directors, new Articles of the Company (collectively, the “New Articles”) were adopted, and which the New Articles necessarily reflect the provisions of the new British Columbia Business Corporations Act; provided that our Board of Directors are authorized and directed to make any and all additions, deletions, amendments and alterations to the New Articles as in their sole and absolute discretion they deem necessary or desirable at any time without the further approval of our shareholders (collectively the “Adoption of New Articles”)

For	8,267,805
Against	0
Abstain	0
Broker non-vote	0

6.

Approval of discretion to complete the proposed Stock Option Plan and adoption of the new Articles of the Company. Subject to regulatory approval and in compliance with the policies of the applicable stock exchange, the filing and form of which being at the sole and absolute discretion of our Board of Directors, our Board of Directors are authorized, in their sole and absolute discretion, to abandon or alter any portion of the proposed Stock Option Plan and Adoption of New Articles of the Company at any time without the further approval of our shareholders.

For	8,267,805
Against	0
Abstain	0
Broker non-vote	0

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

Shares of our common stock are traded on the NASD OTC Bulletin Board under the symbol “HPTWF”.  The market for our common stock is limited, volatile and sporadic, The following table sets forth the high and low sales prices relating to our common stock on a quarterly basis for the last two fiscal years as quoted by the NASDAQ. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.

Quarter Ended	High Bid ($)	Low Bid ($)
2003
Hemptown’s stock was listed on December 22, 2003 however there was no trading activity in the fourth quarter of fiscal year 2003.

2004
Fourth Quarter	$ 0.37	$ 0.16
Third Quarter	$ 1.20	$ 0.20
Second Quarter	$ 2.10	$ 0.70
First Quarter	$ 1.15	$ 0.51

As of February 28, 2005, there were approximately 33 shareholders of record of our common shares as reported by our transfer agent, Pacific Stock Transfer Company, which does not include shareholders who shares are held in street or nominee names. We believe that there are approximately 180 beneficial owners of our common stock. There are no other classes of shares issued or outstanding.

DIVIDEND POLICY

No dividends have been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have any intention of paying cash dividends on our common stock in the foreseeable future. We are trying to build up inventory levels and expand our business, therefore, it is unlikely that we would use profits for the purpose of paying dividends for the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Hemptown Clothing Inc. Stock Option Plan.  The table set forth below presents the securities authorized for issuance with respect to the Stock Option Plan under which equity securities are authorized for issuance as of December 31, 2004:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	stock options: 3,935,500 warrants: 552,000	stock options: $0.70 warrants: $0.89	4,694,500

The material features of each of our stock option plans are indicated in the Notes to the Financial Statements contained in this report.

Hemptown Clothing Inc. Stock Option Plan

On September 10, 2003, our Board of Directors unanimously approved and adopted a 2003 stock option plan (the "2003 Stock Option Plan"). The purpose of the 2003 Stock Option Plan is to advance our interests and the interests of the shareholders by affording our key personnel an opportunity for investment and the incentive advantages inherent in stock ownership. Pursuant to the provisions of the 2003 Stock Option Plan, stock options (the "Stock Options") will be granted only to our key personnel, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts we may rely  including any director, officer, employee or consultant.

The 2003 Stock Option Plan is administered by our Board of Directors, which shall determine: (i) the persons to be granted Stock Options under the Stock Option Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period of ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The 2003 Stock Option Plan provides authorization to our Board of Directors to grant Stock Options to purchase a total number of shares of our common stock, not to exceed 3,000,000 shares as at the date of adoption by our Board of Directors of the 2003 Stock Option Plan.

Effective July 9, 2004, our Board of Directors adopted a 2004 stock option plan (the “2004 Stock Option Plan”), which provides authorization to our Board of Directors to grant Stock Options to purchase a total number of shares of our common stock, not to exceed 6,000,000 shares as at the date of adoption by our Board of Directors of the 2004 Stock Option Plan.

At the time a Stock Option is granted under the 2003 Stock Option Plan or 2004 Stock Option Plan, our Board of Directors shall fix and determine the exercise price at which our shares of common stock may be acquired; provided, however, that any such exercise price shall not be less than that permitted under the rules and policies of any stock exchange or over-the-counter market which is applicable to us.

In the event an optionee who is our director or officer ceases to serve in that position, any Stock Option held by such optionee generally may be exercisable within up to ninety (90) calendar days after the effective date that his position ceases, and after such 90-day period any unexercised  Stock  Option  shall expire. In the event an optionee who is our employee or consultant ceases to be employed by us, any Stock Option held by such optionee generally may be exercisable within up to sixty (60) calendar days (or up to thirty (30) calendar days where the optionee provided only investor relations services to us) after the effective date that his employment ceases, and after such 60-day or 30-day  period any unexercised Stock Option shall expire.

The Board of Directors shall determine the acceptable form of consideration for exercising a Stock Option, including the method of payment. Such consideration may consist entirely of: (i) cash; (ii) check; (iii) promissory note; (iv) other shares which (A) in the case of shares acquired upon exercise of a Stock Option, have been owned by the optionee for more than six months on the date of surrender, and (B) have a fair market value on the date of surrender equal to the aggregate exercise price of the shares as to which said Stock Option shall be exercised; (v) consideration received by us under a cashless exercise program implemented by us in connection with the Stock Option Plan; (vi) a reduction in the amount of any of our liability to the optionee; (vii) such other consideration and method of payment for the issuance of shares to the extent permitted by applicable laws; or (viii) any combination of the foregoing methods of payment. Notwithstanding the foregoing, any method of payment other than in case may be used only with the consent of our Board of Directors or if and to the extent so provided in an agreement.

As of the date of this Annual Report, an aggregate of 2,999,500 Stock Options have been granted and an aggregate of 320,000 Stock Options have been exercised under the 2003 Stock Option Plan. As of the date of this Annual Report, an aggregate of 1,306,000 Stock Options have been granted and an aggregate of 0 Stock Options have been exercised under the 2004 Stock Option Plan.

COMMON STOCK PURCHASE WARRANTS

Registration Statement

Pursuant to the terms of a registration statement filed on Form SB-2, SEC File No. 333-102081 (the “Registration Statement”), which was filed under the Securities Act of 1933, as amended, and became effective on August 12, 2003, an aggregate of 350,000 shares of common stock underlying warrants (collectively, the “Warrants”) were registered. Therefore, upon exercise of the 350,000 Warrants by the stockholders, we will issue an aggregate of 350,000 shares of free-trading common stock.

The Warrants to purchase 200,000 shares of common stock, and the shares of common stock underlying the Warrants, were issued in a private placement by us in July 2003. The 200,000 Warrants may be exercised by a certain stockholder and his transferees, donees or successors to purchase an aggregate of 200,000 shares of common stock at an exercise price of $0.25 per share (the “July 2003 Warrants”). The July 2003 Warrants were exercised by the stockholder pursuant to settlement of debt as described below.

The Warrants to purchase 150,000 shares of common stock, and the shares of common stock underlying the Warrants, were issued in a private placement by us in October 2002. The 150,000 Warrants may be exercised by a certain stockholder and her transferees, donees or successors to purchase an aggregate of 150,000 shares of common stock at an exercise price of $2.00 per share (the “October 2002 Warrants”). The October 2002 Warrants have not been exercised by the stockholder.

Private Placement

During fiscal year ended December 31, 2004, we completed the sale of an aggregate of 504,000 units (the “Units”) at a purchase price of $0.50 per Unit for gross proceeds of approximately $252,000, with each such Unit being comprised of one share of our restricted common stock and one-half of one non-transferable share purchase warrant (the "Warrant"). Each such whole Warrant entitles the holder thereof to purchase one additional share of common stock at an exercise price of $0.75 per whole Warrant for a twelve-month period commencing on the date of the issuance of the Unit by us and thereafter at an exercise price of $1.00 per whole Warrant for a further six-month period. We sold 504,000 Units consisting of 504,000 shares of restricted common stock and 252,000 Warrants. Pursuant to their respective terms, the Warrants will terminate from June 2005 through September 2005. As of the date of this Annual Report, none of the 252,000 Warrants have been exercised.

RECENT SALES OF UNREGISTERED SECURITIES

Debt Settlement

During fiscal year ended December 31, 2004, we entered into a settlement of outstanding account and private placement agreement with Devlin Jensen, Barristers & Solicitors, for legal services rendered (the “Settlement Agreement”). Pursuant to the terms and provisions of the Settlement Agreement, we issued 600,000 shares of our restricted common stock at $0.25 per share to settle the aggregate amount of $150,000 due and owing to Devlin Jensen.

On September 27, 2002, we entered into a loan agreement with Drake Enterprises Ltd. (“Drake”), pursuant to which Drake loaned us an aggregate $50,000. During fiscal year ended December 31, 2004, we entered into a settlement of outstanding loan agreement and corresponding exercise of share purchase warrants with Drake (the “Drake Settlement Agreement”). Pursuant to the terms and provisions of the Drake Settlement Agreement, we issued 200,000 shares of our common stock at an exercise price of $0.25 to settle an aggregate amount of $50,000 due and owing to Drake. The shares of common stock issuable upon exercise of the Warrants by Drake pursuant to the terms and provisions of the Drake Settlement Agreement were covered under the Registration Statement filed with the Securities and Exchange Commission, which was declared effective August 12,  2003, as described above.

Private Placement Offering

During fiscal year ended December 31, 2004, we engaged in a private placement offering under Regulation S and Rule 506 of Regulation D of the 1933 Securities Act, which has been terminated. Pursuant to the terms of the private placement, we sold 504,000 Units at a subscription price of $0.50 per Unit, consisting of 504,000 shares of restricted common stock and 252,000 Warrants, for aggregate gross proceeds of $252,000. The per share price of the offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, our stage of development, industry status, investment climate, perceived investment risks, assets and net estimated worth. We issued shares of restricted common stock to two U.S. investors, who were deemed an accredited investor as that term is defined under Regulation D, and to seven non-U.S. resident investors. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction. Commissions in the amount of $12,200 were paid in connection with sales made to the non-U.S. residents.

During fiscal year ended December 31, 2004, we engaged in a private placement offering under Rule 506 of Regulation D of the 1933 Securities Act, which has been terminated. Pursuant to the terms of the private placement, we sold 11,500 Shares at a subscription price of $1.00 per Share, for aggregate gross proceeds of $11,500. The per share price of the offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, our stage of development, industry status, investment climate, perceived investment risks, assets and net estimated worth. We issued shares of restricted common stock to one U.S. investor, who was deemed an accredited investor as that term is defined under Regulation D. The investor executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction.

Stock Options Exercised

During fiscal year ended December 31, 2004, an aggregate 120,000 Stock Options were exercised at $0.50 per share for proceeds of $60,000 by our officers, directors or employees in accordance with the terms of the respective notice and agreements of exercise of option. Therefore, we issued 120,000 shares of our restricted common stock in connection with such exercises.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Report. Our consolidated financial statements are prepared in accordance with U.S. GAAP. All references to dollar amounts in this section are in U.S. dollars unless expressly stated otherwise.

Special Note Regarding Forward-Looking Statements

            The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our audited financial statements and the notes thereto.  The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments.  Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources.  Our actual results could differ materially from the results discussed in the forward-looking statements.

Results of Operations

	Year ended December 31,
	2004	2003	% Change
Revenues	$ 831,545	$ 660,553	26%
Gross Margin	$ 260,879	$ 173,590	50%
Loss	$ (897,054)	$ (478,756)	90%
Basic and Diluted Loss per Share	$ (0.07)	$ (0.04)

The results for fiscal year ended December 31, 2004 include increased costs as a result of our increased marketing efforts and the initial expenses of listing our shares for trading on the NASD OTC-BB.  We have increased our revenues by 26% and improved gross margin (from 26% in 2003 to 31% in 2004). We continue to build a team of experienced industry professionals that can lead us to success in the imprint apparel market and in the development of new commercial fiber processes.   New systems were implemented to reduce shipping errors and increase logistic efficiencies and customer service was improved by the addition of two new call centre personnel. As a result of management’s trip to China to meet with new suppliers, we have successfully negotiated lower costs of goods and better payment terms.

Our collaborative hemp fibre research project with the National Research Council of Canada (“NRC”) has resulted in the receipt of affirmation from industry as to its commercial viability.  To date, we have not yet determined when or how the ultimately developed fibre process will be used.

Year ended December 31, 2004 compared the year ended December 31, 2003

Our net loss during fiscal year ended December 31, 2004 was ($897,054) compared to ($478,756) during fiscal year ended December 31, 2003 (an increase of $418,298).  During fiscal year ended December 31, 2004, we generated $831,545 in gross revenues compared to $660,553 in gross revenues for fiscal year ended December 31, 2003 (an increase of $170,992). Cost of goods sold increased during fiscal year ended December 31, 2004 to $570,666 from $486,963 for fiscal year ended December 31, 2003, resulting in net sales or a gross margin of $260,879 for fiscal year ended December 31, 2004 compared to $173,590 for 2003, as further discussed below.

During fiscal year ended December 31, 2004, we recorded operating expenses of  $1,157,933 compared to operating expenses of $653,055 during fiscal year ended December 31, 2003 (an increase of $504,878).  Operating expenses consisted of: (i) $235,801 (2003: $139,183) in salaries and employee benefits; (ii) $235,946 (2003: $86,612) in advertising and promotion; (iii) $212,962 (2003: $56,300) in contract labor; (iv) $111,525 (2003: $184,541) in legal and accounting; (v) $160,234 (2003: $59,018) in office and general; (vi) $41,385 (2003: $38,358) in rent; (vii) $40,445 (2003: $22,879) in interest; (viii) $19,847 (2003: $6,812) in insurance; (ix) $50,148 (2003: $1,026) in research and development; (x) $9,798 (2003: $10,240) in depreciation; (xi) $2,997 (2003: $43,982) in consulting fees; and (xii) $36,845 (2003: $4,104) in stock-based consulting compensation.

Our net loss during fiscal year ended December 31, 2004 was ($897,054) or ($0.07) per share compared to a net loss of ($478,756) or ($0.04) per share for fiscal year ended December 31, 2003.  For fiscal year ended December 31, 2004, the weighted average number of shares outstanding was 13,132,241 compared to 11,701,713 for fiscal year ended December 31, 2003.

Revenue and Gross Margins

Revenues for fiscal year 2004 were $831,545, an increase of 26% over last year’s revenue of $660,553. The increase was due to continued investment in marketing and the effort to more effectively service our distributors through support at trade shows. In 2004, we focused our sales strategy on promotional product distributors and its in-house e-mail sales team both of which have resulted in increased pull from the distributor network. We have also been prominently featured in some key industry publications and attended industry trade shows thereby increasing the visibility of Hemptown, our products and mission, resulting in an increase in sales.  We have a delivery time-frame on private label productions of up to 90 days.  For this reason, sales that were expected in fiscal year 2004 were not delivered until the first quarter of 2005, which resulted in lower than projected sales in fiscal year 2004.

Revenue in fiscal year 2003 suffered from our inability to carry sufficient inventory due to a lack of available funds.  This has been remedied during fiscal year 2004 with better terms from our suppliers.

Gross margin in fiscal year 2004 improved substantially over 2003.  Gross margin for fiscal year 2004 was $260,879 compared with $173,590 for 2003.  Gross margin as a percentage of revenue increased to 31% in fiscal year 2004 from 26% in 2003, and is greater than our target of 30%.  The increase from fiscal year 2003 to 2004 is primarily due to our ongoing efforts to reduce cost of product by negotiating better terms with new suppliers in China.

Losses in fiscal year 2004 were approximately $400,000 higher than 2003 largely as a result of the expenditures incurred in increased advertising and promotion, and personnel costs.  Management anticipates that these increased expenditures will result in increased sales in the near future.

Operating Expenses

Total operating expenses for fiscal year ended December 31, 2004 were $1,157,933 compared with $653,055 for the same period in 2003.  The increase is related primarily to increased expenditures on marketing and advertising efforts as well as increased staffing costs.  The increased costs have been incurred in order to achieve increased levels of sales.

For fiscal year ended December 31, 2004 advertising and promotion expenditures totaled $235,946 compared with $86,612 for 2003.  The increase is related to continued efforts to improve the market awareness of Hemptown and our products in order to increase sales growth.  During fiscal year ended December 31, 2004, we have advertised in industry publications and has attended large industry tradeshows in Canada and the United States as well attended distributors’ regional shows in the United States.  Other promotions to distributors have included a ‘sample pack promotion’ to increase awareness by getting products out into customers’ hands to drive sales, and an on-line “Benefits Calculator” which can be used to show the environmental advantages of hemp clothing over traditional cotton clothing.

Salaries and benefits for fiscal year ended December 31, 2004 were $235,801 compared with $139,183 in 2003. Contract labour also increased to $212,962 for fiscal year ended December 31, 2004 compared with $56,300 for 2003. Contract labour is utilized to provide us with maximum flexibility to respond to cyclical performance.  These increases are related to our ongoing commitment to strengthen its team in order to achieve increased sales.

Stock based compensation for consulting fees increased to $36,845 for fiscal year ended December 31, 2004 from $4,104 for 2003, primarily because of Stock Options granted in July and December of 2004.

Interest costs for fiscal year ended December 31, 2004 were $40,445 compared with $22,879 for 2003.  Interest costs primarily relate to the $400,000 loan from Celestine Asset Management and the operating loan with our local bank.

Net Loss

The net loss for fiscal year ended December 31, 2004 was $897,054 compared to a loss of $478,756 for fiscal year ended December 31, 2003, an increase of $418,298.  Basic and diluted loss per share was $0.07 for fiscal year ended December 31, 2004 and $0.04 per share for fiscal year ended December 31, 2003.

Liquidity and Capital Resources

Year Ended December 31, 2004

As of December 31, 2004, our current assets were $642,324 and our current liabilities were $1,022,736, which resulted in a working capital deficit of $380,412. As of December 31, 2004, total assets were $665,766 consisting of: (i) $219,626 in accounts receivable; (ii) $318,605 in inventory; (iii) $13,632 in cash; (iv) $79,646 in prepaid expenses and other; (v) $10,815 in deferred financing costs; (vi) $23,442 in fixed assets.

As of December 31, 2004, liabilities were comprised of (i) $387,804 in accounts payable and accrued liabilities; (ii) $100,545 in bank loan; (iii) $126,606 due to related parties; (iv) $7,781 in current portion of capital lease obligation; (v) $400,000 in note payable; and (vi) $26,922 in long term liabilities; (vii) $7,896 in capital lease obligation.

Stockholders' equity decreased from $271,395 at December 31, 2003 to ($391,788) at the year ended December 31, 2004.

As of December 31, 2004, we had cash of $13,632 compared with $46,555 at December 31, 2003.    During the year, the bank line of credit increased from $65,562 in December 2003 to $100,545 at December 31, 2004.  However, as a result of failure to meet bank covenants, the bank has required us to repay our operating line by the end of April 2005. (Refer to Material Commitments below.)

The cash used in operations during fiscal year ended December 31, 2004 was $830,254 compared with $298,367 for the period in 2003.  The change was caused by the larger loss in 2004, but also in part by an increase in accounts receivable of $39,366 and an increase in prepaid expenses of $55,936. Deferred financing costs associated with the loan from Celestine Asset Management increased $10,815 while there was a decrease in accounts payable of $37,140 and a decrease in inventory of $163,414.

During fiscal year ended December 31, 2004, cash used in investing activities was for the purchase of fixed assets in the amount of $8,068.

During fiscal year ended December 31, 2004, cash inflows from financing activities increased to $862,674 from $216,631 in 2003.  The increase is related to the note payable of $400,000 from Celestine Asset Management, and a $34,983 increase in the bank line of credit. There was an increase of shareholder loans of $142,888. Cash inflows from share capital occurred as a result of the exercise of 120,000 Stock Options for proceeds of $60,000 and the issuance of 11,500 common shares and 404,000 share warrant subscriptions for net proceeds of $194,300. Also, participation in the Canadian Government’s PEMD Program (Program for Export Market Development) resulted in additional long term financing of $26,922.

The effect of exchange rates on cash resulted in a loss of $57,275 for fiscal year 2004, compared with a $20,789 gain in 2003. These gains and losses are the result of fluctuation in the Canadian dollar versus the US dollar.

On January 28, 2004, we issued 600,000 shares in settlement of $150,000 of legal fees that were primarily incurred in 2003 to obtain the listing on the OTC-BB under the symbol “HPTWF”. Additionally, on the same date, we issued 200,000 shares upon conversion of 200,000 $0.25 warrants in exchange for the forgiveness of a $50,000 note payable.

Plan of Operation

We have been, since our inception, reliant on external investment to finance ongoing operations, as we are not yet operating profitably. During 2004, we secured a loan from Celestine Asset Management and were able to increase our gross margins with new product suppliers.  Management anticipates that a move to a new warehouse located in the United States in early 2005 will reduce overhead and operating costs further. We are also awaiting confirmation of a submitted Scientific Research and Experimental Development claim related to research and development activities for 2002 and 2003.  If the submission is successful, we may receive either a tax refund and/or a credit against future taxes payable. To reduce the length of the accounts receivable collection cycle and support profitable sales growth, we have enlisted the use of a factoring company, Spectrum Financial Corporation, to provide advance and collection factoring.

Our collaboration with NRC is continuing on schedule and management continues to be confident of the value of this research as confirmation of the commercial viability of the Hemptown fiber process has been received from industry. The provisional name of the new fiber process and product is CRAILAR™. We have received a purchase order which is subject to further testing for delivery of product in the fourth quarter of 2005. We intend to locate a leased plant to fulfill the purchase order and to do further tests on the fiber process (CRAILAR™). Research on the costs to produce CRAILAR™ show a significant saving over more conventional composites.

We have added clothing industry veterans Phil Lighty (formerly the vice president for sourcing for The Gap) and Peter Moore (formerly the president of Adidas, North America) to our Advisory Board. Gus Williams (formerly of the Seattle Supersonics Basketball Club) has also joined the Advisory Board.

While we expect that we will achieve profitable operations in the future, there can be no assurance that our revenue, margins, and profitability will increase, or be sufficient to support our operations in the long term. We expect we will need to raise additional capital to meet short and long-term operating requirements.  We believe that private placements of equity capital and debt financing may be adequate to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of our current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our business operations. We are continuing to pursue external financing alternatives to improve our working capital position and to grow the business to the greatest possible extent.

Material Commitments

A significant commitment for fiscal year 2005 relates to the line of credit we obtained from a Canadian bank in the amount of $208,312 with interest bearing at the prime business rate plus 1.5%. The loan is secured by our account receivables and due on demand. Insurance policies are in place through the Canadian Apparel Federation Managed Policy, which is underwritten by Export Development Canada and The St. Paul Guarantee Insurance Company, to guarantee us against 90% of potential export loss. During the fourth quarter it was determined that we were not in compliance with one of the covenants of our operating line of credit. An agreement was reached with the bank whereby we would reduce our line of credit to $99,833 (CDN $120,000) on December 31, 2004, with further reductions of $33,278 (CDN $40,000) by the end of January 2005, $16,639 (CDN $20,000) by the end of February 2005, $24,958 (CDN $30,000) by the end of March 2005, and the balance (approximately $26,622 or CDN $32,000) by the end of April 2005. Part of the agreement was a new interest rate of prime business rate plus 5%. The prime rate at December 31, 2004 was 4.25%. We have made the required payments as of March 1, 2005.

A significant commitment for fiscal year 2005 relates to the $400,000 due and owing to Celestine Asset Management (“CAM”), pursuant to a secured and subordinated loan agreement.  The term of the loan is from April 21, 2004 to October 21, 2005, and the interest rate there-under is 10% per annum, calculated semi-annually, with payments due semi-annually. The security granted to CAM is pursuant to: (i) a fixed charge and a security interest in our existing accounts receivable insurance policy obtained through Export Development Canada and St. Paul Guarantee Insurance Company respecting losses sustained by us; and (ii) a floating charge and a security interest in all our assets, subject and subordinate to any borrowing by us with banks and lending institutions.

A significant commitment for fiscal year 2005 relates to the principal amount of $30,616 due and owing pursuant to a collaboration agreement with the National Research Council of Canada (the “NRC”), to develop a patentable enzyme technology for the processing of hemp fibres (the “Collaboration Agreement”). The Collaboration Agreement is for a period of three years and expires on May 9, 2007. Pursuant to the terms and conditions of the Collaboration Agreement, we are required to pay to NRC an aggregate $190,350 for years 2005, 2006 and 2007. Payment of $38,270 is due and owing as of December 31, 2004.

PEMD (Program for Export Market Development) Agreement for Market Development Strategies

We have been advanced funds in the amount of $26,922 (CDN $32,360) from the Department of Foreign Affairs and International Trade under the PEMD Program to be used to promote the sales of Canadian goods into foreign markets. The loan is to be paid back each year at 4% of incremental sales over a base year amount by December of the following year. There is no amount payable for the year ended December 31, 2004. If at the end of the 5th year the loan is not paid back, then the outstanding amount of the loan is forgiven. If 4% of incremental sales are greater than the amount outstanding, only the amount outstanding has to be paid back

Off-Balance Sheet Arrangements

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably like to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Environmental Matters

We operate with a high level of respect for protecting the environment and are not aware of circumstances that would create any significant financial responsibility for environmental matters.

FUTURE OUTLOOK

The demand for our products is largely dependent upon the level of acceptance and understanding of hemp fiber in the North American wholesale and consumer sectors. Market size for hemp clothing products and our relative share of this market will be affected by a number of factors, which include general understanding and awareness, continuing growth in environmental awareness, taxation and government regulations and general economic conditions. We are attempting to mitigate some of these risks through education and employing well-known athletes and other celebrity spokespeople to endorse our products.

As we continue to expand our operations internationally we must be aware of any inherent business risks associated with doing so. We have attempted to mitigate these risks by establishing distribution channels with partners who are familiar with the regional jurisdictions being explored.

We believe our liability and property insurance is adequate and consistent with common industry practice.

FOREIGN CURRENCY EXCHANGE

A significant and growing portion of our revenue is received in U.S. dollars and a substantial portion of our operating expenses are incurred in Canadian dollars. As a result, a change in the value of the Canadian dollar relative to the U.S. dollar could materially affect our operating results. Although the Canadian dollar has had a recent rise relative to the U.S. dollar, this has not affected operations in a significant way. Foreign currency translation gains and losses arising from normal business operations are reported as a separate component of shareholders’ equity.

ITEM 7. FINANCIAL STATEMENTS

HEMPTOWN CLOTHING INC.

Consolidated Financial Statements

December 31, 2004

Index

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Hemptown Clothing Inc.

We have audited the consolidated balance sheet of Hemptown Clothing Inc. as at December 31, 2004 and the consolidated statement of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and the results of its operations and its cash flows and the changes in stockholders’ equity for the year then ended.

The comparative financial statements for the fiscal year ended December 31, 2003 were reported on by other auditors, who rendered a qualified opinion regarding the Company's ability to continue as a going concern, in their report dated February 23, 2004.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, to date the Company has realized significant losses and further losses are anticipated.  At December 31, 2004 the Company had a working capital deficiency of $380,412 and requires additional funds to meet its obligations and fund the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Dale Matheson Carr-Hilton LaBonte”

CHARTERED ACCOUNTANTS

Vancouver, B.C.

February 18, 2005

HEMPTOWN CLOTHING INC.
Consolidated Balance Sheets
As At December 31, 2004

	December 31,	December 31,
	2004	2003

ASSETS

Current
Cash and cash equivalents	$13,632	$46,555
Accounts receivable	219,626	180,260
Inventory	318,605	482,019
Prepaid expenses and other	79,646	23,710
Deferred financing costs	10,815	-

	642,324	732,544
Due from related parties (Note 5)	-	16,282
Property and equipment (Note 6)	23,442	25,171

	$665,766	$773,997

LIABILITIES

Current
Bank loan (Note 7)	$100,545	$65,562
Accounts payable and accrued liabilities	387,804	424,944
Due to related parties (Note 5)	126,606	-
Capital lease obligation, current portion (Note 9)	7,781	4,538
Note Payable (Note 4)	400,000	-

	1,022,736	495,044
PEMD Payable (Note 8)	26,922	-
Capital lease obligation (Note 9)	7,896	7,558

	1,057,554	502,602

STOCKHOLDERS' EQUITY (DEFICIENCY) (Note 10)

Capital Stock
Authorized:	100,000,000 common shares without par value

Issued and outstanding :	13,270,035 common shares	1,359,448	860,148
(2003 - 11,834,535)

Additional paid-in capital		41,367	4,523

Payables with equity components		-	200,000

Share subscriptions		-	45,000

Accumulated comprehensive income		8,328	65,601

Deficit		(1,800,931)	(903,877)

		(391,788)	271,395

		$665,766	$773,997

Commitments (Note 12)
Subsequent Events (Note 17)

The accompanying notes are an integral part of these consolidated financial statements.

HEMPTOWN CLOTHING INC.

Consolidated Statements of Operations
Years ended December 31, 2004 and 2003

	2004	2003

Sales	$831,545	$660,553

Cost of goods sold	570,666	486,963

Gross margin	260,879	173,590

Expenses
Advertising and marketing	235,946	86,612
Consulting fees	2,997	43,982
Consulting fees - stock based compensation	36,845	4,104
Contract labour	212,962	56,300
Depreciation	9,798	10,240
Insurance	19,847	6,812
Interest	40,445	22,879
Office and general	160,234	59,018
Professional fees	111,525	184,541
Rent	41,385	38,358
Research and development	50,148	1,026
Salaries and employee benefits	235,801	139,183

	1,157,933	653,055

Loss from operations	(897,054)	(479,465)

Gain on disposal of equipment	-	709

Net Loss for the year	(897,054)	(478,756)

Loss per share (basic and diluted)	$(0.07)	$(0.04)

Weighted average number of shares outstanding
(basic and diluted)	13,132,241	11,701,713
The accompanying notes are an integral part of these consolidated financial statements.

HEMPTOWN CLOTHING INC.

Statements of Shareholders' Equity
December 31, 2004
-	-	-	-	-	-	-	-	-	-	-	Accumulated	-	-	-	-
							Payables		Additional		other				Total
	Common shares				Share		with equity		paid-in		comprehensive				Shareholders'
	Shares		Amount		Subscriptions		components		capital		income \ (loss)		Deficit		equity
			$		$		$		$		$		$		$
Balance, December 31, 2002	11,634,535		760,148		-		-		419		1,778		(425,121)		337,224
Exercise of stock options at $0.50 per share	200,000		100,000		-		-		-		-		-		100,000
Liabilities classified as equity	-		-		-		200,000		-		-		-		200,000
Stock-based compensation	-		-		-		-		4,104		-		-		4,104
Subscriptions received	-		-		45,000		-		-		-		-		45,000
Components of comprehensive income (loss)
- foreign currency translation	-		-		-		-		-		63,823		-		63,823
- net loss for the year	-		-		-		-		-		-		(478,756)		(478,756)

Balance, December 31, 2003	11,834,535		860,148		45,000		200,000		4,523		65,601		(903,877)		271,395

Exercise of stock options at $0.50 per share	120,000		60,000		-		-		-		-		-		60,000
Shares issued for cash (net of commissions of $19,200)	415,500		194,300		-		-		-		-		-		194,300
Shares issued for 2003 subscriptions	100,000		45,000		(45,000)		-		-		-		-		-
Shares issued to settle debt	800,000		200,000		-		(200,000)		-		-		-		-
Stock-based compensation	-		-		-		-		36,844		-		-		36,844
Components of comprehensive income (loss)
- foreign currency translation	-		-		-		-		-		(57,273)		-		(57,273)
- net (loss) for the year	-		-		-		-		-		-		(897,054)		(897,054)
Balance, December 31, 2004	13,270,035		1,359,448		0		0		41,367		8,328		(1,800,931)		(391,788)

The accompanying notes are an integral part of these consolidated financial statements.

HEMPTOWN CLOTHING INC.

Consolidated Statements of Cash Flows
Years Ended December 31, 2004 and 2003

	2004	2003

Cash flows from (used in) operating activities
Net loss for the year	$(897,054)	(478,756)
Adjustments to reconcile net loss to net cash from operating activities
Gain on disposal of equipment	-	(709)
Depreciation	9,798	10,240
Stock based compensation	36,845	4,104
Increase in capital lease obligation	3,581	7,351

Changes in working capital assets and liabilities
Increase in accounts receivable	(39,366)	(23,382)
Decrease (increase) in inventory	163,414	(267,640)
(Increase) decrease in prepaid expenses	(55,936)	17,395
Increase in deferred financing costs	(10,815)	-
(Decrease) increase in accounts payable and accrued liabilities	(37,140)	440,381

	(826,673)	(291,016)

Cash flows from (used in) investing activities
Proceeds on disposition of equipment	-	4,560
Purchase of property and equipment	(8,068)	(14,043)

	(8,068)	(9,483)

Cash flows from (used in) financing activities
Issuance of stock for cash	254,300	145,000
Increase in bank loan	34,983	65,562
Issuance of note payable	400,000	-
Related party advances (repayments)	142,888	(1,282)
PEMD payable	26,922	-

	859,093	209,280

Effect of exchange rate changes on cash and cash equivalents	(57,275)	20,789

Decrease in cash and cash equivalents	(32,923)	(70,430)

Cash and cash equivalents, beginning of year	46,555	116,985

Cash and cash equivalents, end of year	$13,632	$46,555

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$14,474	$8,012
Cash paid for income taxes	$-	$-
Share capital issued in settlement of debt and note payable	$200,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

HEMPTOWN CLOTHING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

1.

Nature of Operations and Basis Of Presentation

Hemptown Clothing Inc. (the “Company” or “Hemptown”) was incorporated in the Province of British Columbia, Canada, on October 6, 1998, and is in the business of clothing manufacturing and sales.

Going concern

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles, on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. To December 31, 2004, the Company has realized recurring losses, has a working capital deficit of $380,412 and has accumulated operating losses of $1,800,931 since its inception. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining short-term and long-term financing, and achieving profitability. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

Management of the Company plans on establishing additional equity financing and reducing expenses.  If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the future success of the Company may be adversely affected.

Comparative figures

Certain of the comparative figures have been reclassified to conform to the current year’s presentation.

2.	Significant Accounting Policies

a)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Hemptown USA, Inc., a Nevada incorporated company, and 0697872 B.C. Ltd., a British Columbia incorporated company with extra-provincial registration. 0697872 B.C. Ltd. was incorporated to hold ownership of a proposed fibre processing plant in Saskatchewan (see Note 15).  Hemptown USA, Inc. was incorporated to factor U.S. sales invoices as required by Spectrum Financial Corporation (“Spectrum”) (see Note 11(c)). Both wholly-owned subsidiaries were incorporated by the Company during 2004 and were inactive.  All significant inter-company transactions and account balances have been eliminated.

b)

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates.

c)

Revenue Recognition

Revenue is derived from the sale of textile products sold directly to retailers or indirectly through distributors. The Company follows the provisions of Staff Accounting Bulletin No. 104; “Revenue Recognition in Financial Statements”. Revenue from the sale of products is only recognized upon shipment of the goods to customers, when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is probable. If collection is not considered probable, revenue will be recognized when it is collected. Until the Company can establish a history of returns, recognition of revenue will be deferred on sales to distributors having right of return privileges until the return period expires. Once a reliable return history is established, such returns will be estimated using historical return rates.

In accordance with Emerging Issues Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs”, freight and handling charges billed to customers are recorded as revenue while the corresponding freight and handling costs are recorded as cost of sales.

d)	Inventory Inventory of clothing is valued at the lower of cost and net realizable value. Cost includes all direct materials, labour and freight costs incurred during the manufacturing process.
e)	Property and equipment Property and equipment are stated at cost and are depreciated as follows:

	Computer equipment	30% declining balance
	Equipment	30% declining balance
	Computer software	100% declining balance
	Furniture and fixtures	20% declining balance
	Leasehold improvements	30% declining balance
	Production equipment	30% declining balance
	Website	5 year straight-line
	Assets under capital lease	straight-line over term of lease

f)	Deferred Financing Costs Financing costs incurred in connection with the note payable were initially deferred and are amortized over the term of the loan on a straight-line basis.
g)

Foreign Currency Translation

The Company's functional currency is Canadian dollars.  The Company translates its functional currency to the reporting currency in U.S. dollars using the following method:

Assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the period-end.  Revenues and expenses are translated throughout the period at the weighted average exchange rate.  Exchange gains or losses from such translations are included in comprehensive income, as a separate component of stockholders' equity.

Foreign currency transaction gains and losses are included in net losses.

h)

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, "Accounting for Income Taxes". Under the liability method, future taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the future tax assets will not be realized.

i)

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), “Reporting Comprehensive Income”, which establishes standards for reporting comprehensive income, its components and accumulated balances.  The Company presents comprehensive income in its Statement of Changes in Stockholders’ Equity.  Total comprehensive income includes, in addition to net loss, changes in equity that are excluded from the Statements of Operations and are recorded directly into the separate section of stockholders’ equity on the Balance Sheets.

j)

Stock-based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information.  The disclosure provisions of SFAS No. 148 were effective for the Company commencing December 31, 2003 and the required disclosures have been made below.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 10:

		Year ended December 31, 2004	Year ended December 31, 2003
Net loss for the year	As reported	$ (897,054)	$ (478,756)
SFAS 123 compensation expense	Pro-forma	(336,414)	-

Net loss for the year	Pro-forma	$ (1,233,468)	$ (478,756)

Pro-forma basic net loss per share	Pro-forma	$ (0.09)	$ (0.04)
Pro-forma diluted net loss per share	Pro-forma	$ (0.09)	$ (0.04)

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

The Company has also adopted the provisions of the FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25” (“FIN 44”), which provides guidance as to certain applications of APB 25.  Stock-based Compensation.

k)

Cash and Cash Equivalents

Cash equivalents usually consist of highly liquid investments that are readily convertible into cash with maturity of three months or less when purchased. As at December 31, 2004, the cash and cash equivalents consist of bank deposits.

l)

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, “Earnings Per Share”. Common stock equivalents from stock options and warrants were excluded from the calculation of net loss per share for December 31, 2004, and 2003 as their effect is anti-dilutive.

m)

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

n)

Risk Management

Currency risk.  Although the Company conducts its business principally in Canada, the majority of its purchases are made in U.S. currency.  Additionally, the majority of the Company’s debt is denominated in U.S. currency.  The Company does not currently hedge its foreign currency exposure and accordingly is at risk for foreign currency exchange fluctuations.

Credit risk.  Credit risk is managed by dealing with customers whose credit standing meet internally approved policies, and by ongoing monitoring of credit risk.  As at the year end, the Company had significant concentrations of credit exposure to two customers however management has determined that these customers do not pose a credit risk.

Interest rate risk.  The Company currently has potential exposure to interest rate risk due to an operating line of credit with floating interest rates. The current maximum line of credit is $99,833 USD at December 31, 2004 (see note 7). All other term debt has fixed interest rates and no significant exposure to interest rate fluctuation risk.

o)

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board ("FASB") issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). The objective of EITF 03-1 is to provide guidance for identifying impaired investments. EITD 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In October 2004, the FASB delayed the recognition and measurement provisions of EITF 03-1 until implementation guidance is issued. The disclosure requirements are effective for annual periods ending after June 15, 2004, and remain in effect. Management believes that the adoption of EITF 03-1 will not have a material impact on the Company’s financial condition or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”). SFAS 151 requires issuers to treat idle facility expense, freight, handling costs, and wasted material (spoilage) as current-period charges regardless of whether such charges are considered abnormal. In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for all inventory costs incurred in fiscal years beginning after June 15, 2005. Management believes the adoption of this standard will not have a material impact on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment ("SFAS 123(R)"), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. SFAS 123(R) is effective for all interim periods beginning after December 15, 2005. Management is currently evaluating the impact of this standard on the Company’s financial condition and results of operations. See Note 2(i) for information related to the pro forma effects on the Company’s reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“SFAS 153”) SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005.  Management does not believe that the adoption of this standard will have a material impact on the Company’s financial condition or results of operations.

3.

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, bank loan, note payable, accounts payable and accrued liabilities, capital lease obligation, PEMD payable and due to related parties.  It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of the Company’s financial instruments are estimated by management to approximate their carrying values due to their immediate or short-term maturity. The fair value of advances due to related parties and the PEMD payable is not determinable due to the nature of their repayment terms and conditions.

4.

Note Payable

On April 21, 2004, the Company received $400,000 by way of a secured and subordinated loan agreement from Celestine Asset Management (“Celestine”).  The term of the loan is from April 21, 2004 to October 21, 2005, and the interest rate thereunder is 10% per annum, calculated semi-annually, with payments due semi-annually.  As of December 31, 2004, the Company has accrued $29,320 as interest payable on the Note. A $20,000 interest payment was due on October 21, 2004 to Celestine, however, as of December 31, 2004 the payment had not been made.  On February 25, 2005, a $10,000 interest payment was made.  The security granted is by way of a fixed charge and a security interest in the Company’s existing accounts receivable insurance policy through Export Development Canada and St. Paul Guarantee Insurance Company respecting losses sustained by the Company, and a floating charge and a security interest in all assets of the Company, subject and subordinate, to any borrowing by the Company with banks and lending institutions.

A fee of $20,000 was paid in connection with arranging the funding of the loan, of which $9,185 has been expensed as of December 31, 2004.  The remaining balance of $10,815 is being amortized on a straight-line basis over the term of the loan (18 months).

5.

Due to (from) Related Parties

Of the $126,606 amount due to related parties at December 31, 2004, $16,538 bears interest at 4.25% per annum and is due on January 15, 2005.  Repayment has not taken place at December 31, 2004. The balance of amounts due to related parties has no specific terms of repayment, is unsecured, and is non-interest bearing.

Amounts due from related parties at December 31, 2003 of $16,282 were charged interest equivalent to the Company’s borrowing line of credit and were repaid during the year ended December 31, 2004.

6.	Property and Equipment

	Cost	Accumulated Depreciation	Net Book Value December 31, 2004	Net Book Value December 31, 2003
Computer equipment	$5,227	$3,680	$1,547	$2,500
Equipment	3,445	3,193	252	-
Furniture and fixtures	3,819	1,603	2,216	2,046
Leasehold improvements	7,999	4,172	3,827	4,810
Website	8,878	5,449	3,429	5,482
Computer equipment under capital lease	16,613	7,260	9,353	10,190
Telephone equipment under capital lease	6,001	3,183	2,818	143
	$51,982	$28,540	$23,442	$25,171

7.

Bank Loan

During the year the Company utilized a Canadian bank line of credit bearing interest at the prime business rate plus 5%. The prime rate at December 31, 2004, was 4.25%. The loan is secured by the accounts receivable of the Company and is due on demand. Insurance policies are in place through the Canadian Apparel Federation Managed Policy, which is underwritten by Export Development Canada and The St. Paul Guarantee Insurance Company, to guarantee the Company against 90% of potential export loss. During the fourth quarter the Bank determined that the Company was in non-compliance with one of the covenants of its operating line of credit and as a result, required the Company to reduce its line of credit to $99,833 on December 31, 2004, with further reductions of $33,278 by the end of  January 2005 (paid), $16,639 by the end of February 2005 (paid), $24,958 by the end of March 2005, and the balance (approximately $26,622 (CDN $32,000) by the end of April 2005.

8.

PEMD Payable

The Company has been advanced funds in the amount of $26,922 from the Canadian Department of Foreign Affairs and International Trade under its Program for Export Market Development (“PEMD”) to be used to promote the sales of Canadian goods into foreign markets. The agreement was signed on January 7, 2004 and there is no interest charged on the outstanding amount. The loan is to be paid back each year at 4% of incremental foreign sales over the base year amount by December of the following year. The base year amount was approximately $490,000. There is no amount payable for the year 2004.  If at the end of year five the loan is not paid back, then the outstanding balance of the loan will be forgiven.

9.	Capital Lease Obligation Future minimum lease payments are as follows:

	December 31, 2004	December 31, 2003

2004	$ -	$ 4,833
2005	7,904	4,301
2006	7,781	4,080
2007	2,389	392
2008	-	-
Total future minimum lease payments	18,074	13,606
Less: Amount for interest portion	(2,397)	(1,510)
Present value of minimum lease payments	15,677	12,096
Less: Principal due within one year	(7,781)	(4,538)

Long-term obligations under capital leases	$ 7,896	$ 7,558

These capital leases bear interest ranging from 6.5% to 12% per annum. The liabilities are effectively secured as the rights to the leased assets revert to the lessor in the event of default.
10.	a)

Stockholders’ Equity

During the year ended December 31, 2004 the Company issued 535,500 shares for net proceeds of $254,300, as follows:

Issued 11,500 shares at $1.00 per share for proceeds of $11,500.

Issued 404,000 shares through private placements of units for total proceeds of $182,800 (net of commissions of $19,200).  Each unit entitles the holder to one share, and one-half of one 18 month non-transferable share purchase warrant, with each such whole warrant entitling the holder to purchase one common share at an exercise price of $0.75 during the first 12 months, or at $1.00 during the final 6 months.  The expiry dates on these warrants range from August 9, 2005 to September 15, 2005.

Received total proceeds of $60,000 from the exercise of 120,000 stock options at $0.50 per share.

	b)	During the year ended December 31, 2004 the Company issued 900,000 shares in respect of equity transactions initiated in fiscal 2003, as follows:
(i)

In December 2003, the Company received a subscription for 100,000 common shares and 50,000 non-transferable share purchase warrants for total proceeds of $45,000 (net of commissions).  Each share purchase warrant allows for the purchase of one common share of the Company at an exercise price of $0.75 per share for 12 months from the date of issuance and $1.00 per share for an additional six months.  The common shares and warrants were issued subsequent to the year-end.

(ii)

Issued 200,000 shares upon conversion of 200,000 $0.25 warrants in exchange for the forgiveness of a $50,000 note payable.  In addition, on January 28, 2004, the Company issued 600,000 shares to settle $150,000 of outstanding legal fees.  Both of these liabilities were recorded at December 31, 2003 as payables with equity components.

c)	Share Purchase Warrants Share purchase warrants outstanding at December 31, 2004 are:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (yr)
$0.75 - $1.00 $2.00 - $4.00	252,000(1) 300,000(2)	0.60 1.14
Total	552,000	0.89

Share purchase warrants outstanding at December 31, 2003 were:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (yr)
$2.00 - $4.00	300,000(2)	1.71

1)

Each whole share purchase warrant consists of the right to purchase one common share at an exercise price of $0.75 during the first 12 months of the warrant exercise period, and at an exercise price of $1.00 during the final 6 months, of the warrant exercise period.

2)

Each warrant unit consists of the right to purchase one common share at a price of $2.00, plus one piggyback warrant, which consists of a right to purchase one common share at a price of $4.00.  The piggyback warrants expire one year from the exercise of the warrant units.

11.	Stock Option Plan A summary of the status of the Company’s Stock Option Plan as of December 31, 2004 is presented below:

	Shares	Weighted-Average Exercise Price
Options outstanding, December 31, 2002	967,000	$0.50
Options exercised during the year	(200,000)	$0.50
Options granted during the year	1,115,500	$0.75
Options cancelled during the year	(51,000)	$0.50
Options outstanding, December 31, 2003	1,831,500	$0.65
Options exercised during the year	(120,000)	$0.50
Options granted during the year	2,576,500	$0.73
Options cancelled during the year	(352,500)	$0.77
Options outstanding, December 31, 2004	3,935,500	$0.70

December 31, 2004
Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yr)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.50	1,197,000	1.79	$0.38	697,000	$0.46
$0.51 - $1.00	2,738,500	2.25	$0.83	1,823,883	$0.80
	3,935,500	2.22	$0.70	2,520,883	$0.71

December 31, 2003
Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yr)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.50	717,000	2.89	$0.50	717,000	$0.50
$0.51 - $1.00	1,114,500	2.89	$0.75	278,625	$0.75

	1,831,500	2.89	$0.65	995,625	$0.57

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

On September 10, 2003, the Company authorized and granted 1,115,500 options to acquire common shares in the Company.  Each option is for one common share at an exercise price of $0.75 per share.  The options vest at 1/12 per month beginning October 10, 2003 and expire on November 22, 2006.  The fair value of each option granted has been estimated as of the date of granting using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate 3.3%, dividend yield 0%, volatility approximately 0%.  The resulting weighted average fair value of these options has been calculated to be approximately Nil.  As a result, no compensation cost has been charged to income.

On February 4, 2004, the Company authorized and granted 382,000 options to acquire common shares in the Company.  Each option is for one common share at an exercise price of $0.75 per share.  The options vest at 1/12 per month beginning March 4, 2004 and expire on February 4, 2007.  The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3%; dividend yield 0%; and volatility approximately 0%.  Management determined the volatility to be 0% as there is a limited history in trading of the Company’s shares of common stock and as such the volatility cannot be reliably measured.  The resulting weighted average fair value of these options has been calculated to be approximately $nil.  As a result, no compensation cost has been charged to operations.  During the year ended December 31, 2004, 352,500 options were cancelled.

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

On July 9, 2004 the Company granted 1,594,500 stock options at an exercise price of $0.90 per share, under the Company's 2004 Stock Option Plan.  The options vest at 1/12 per month beginning August 9, 2004 and expire on July 9, 2007.  Of the total number of options granted, 132,000 were granted to consultants and 1,462,500 were granted to directors and employees.  The fair value of all of the options granted was determined to be $905,000 by using the Black-Scholes option pricing model assuming an expected life of 3 years, a risk-free interest rate of 3% and an expected volatility of 100%.

As calculated, the 132,000 options granted to consultants were valued at $74,900 and will be recorded as a consulting expense and a contribution to additional paid in capital over the vesting period, $31,212 of which has been recorded as of December 31, 2004.

The fair value for the 1,462,500 options granted to directors and employees was calculated as $830,100 and, in accordance with the provisions of SFAS 148, will be disclosed on a pro-forma basis in Note 2, over the vesting period, $336,414 of which has been recorded as of December 31, 2004.

On December 9, 2004, the Company granted 300,000 options to Consultants at an exercise price of $0.32 per share under the Company’s Stock Option Plan. The options vest at 1/12 per month beginning January 9, 2005 and expire December 9, 2007. These stock options have not been registered under an S-8 Registration Statement and will be subject to all applicable restrictions. The fair value of the options granted was determined to be $46,000 by using the Black-Scholes option pricing model assuming an expected life of 3 years, a risk-free interest rate of 3% and an expected volatility of 100%.  The Company will begin amortizing this expense in the first quarter of 2005.

Additionally, on December 10, 2004 the Company granted 300,000 stock options to consultants under the September 10, 2003 plan. The options vest over three months, beginning December 15, 2004 and 1/3 for each of the following two months. These options expire on June 15, 2005. The fair value of the options granted  was determined to be $16,900 by using the Black-Scholes option pricing model assuming an expected life of 1/2 year, a risk-free interest rate of 3% and an expected volatility of 100%.  Of the total expense, $5,633 has been recorded as an expense as of December 31, 2004.

12.	a)

Commitments

Annual Leases

The Company is committed to current annual lease payments totaling $36,805 for premises under lease.  The lease expires in 2006.  Approximate minimum lease payments over the next two years are as follows:

2005	$ 31,547
2006	5,258
$ 36,805

b)

National Research Council of Canada (“NRC”) collaboration

In May 2004 the Company entered into a joint collaboration agreement with the NRC to develop a patentable enzyme technology for the processing of hemp fibres.  The agreement is for three years and expires on May 9, 2007.

Over the term of the agreement, the Company is required to pay the NRC $234,609 (CDN $282,000) in cash.  In addition to cash payments, the Company will contribute research and development valued at approximately $460,483 (CDN $553,500).  Payments are due quarterly and the first installment of $6,900 (CDN $9,200) was paid in July 2004.  Included in accounts payable as of December 31, 2004 are current payments of $38,270 (CDN $46,000) due to the NRC.  Future payments are outlined in the agreement, and are summarized on an annual basis as follows:

	US $	CDN $
2005	90,932	109,300
2006	79,451	95,500
2007	19,967	24,000

The extent of any Intellectual Property that the Company will own is uncertain and difficult to predict, as such specific terms will be negotiated once the final Intellectual Property is developed.  However, the agreement provides for a licensing arrangement to be negotiated, which will enable the Company to commercially exploit any developments from the project.

c)

Spectrum Financial Corporation Factoring Agreement

On December 18, 2004 the Company entered into an agreement with Spectrum to factor the Company’s sales invoices. Spectrum will advance monies based on approved sales invoices and will charge a commission of one and one-quarter percent (1.25%). Spectrum will advance 70% of the sales invoice when the goods are shipped. The remainder of the invoice less factoring commissions and less any interest will be paid to the Company when the customers have paid Spectrum. Interest will be charged by Spectrum on amounts advanced at the rate of one and one-half percent (1.5%) over the Wall Street Journal designated prime or base rate.

The Company has granted a subordinated security interest to Spectrum over all accounts receivable, all bank deposits and any tax refunds subject to the priority claims of the Bank loan and note payable to Celestine.

Minimum factoring commissions payable under this agreement will be $12,000 over each consecutive twelve month period, payable at the rate of $1,000 per month. No sales invoices were factored during the year ended December 31, 2004.

13.

Income Taxes

As at December 31, 2004 the Company has estimated tax loss carry forwards for tax purposes of approximately $1,670,000 (2003 - $1,000,000) which expire between 2005 and 2014.  This amount may be applied against future federal taxable income.  The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations.  When circumstances change and this causes a change in management’s judgment about the realizability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	2004	2003

Expected income tax provision (recovery)	$(319,351)	$(182,686)
Unrecognized tax losses	319,351	182,686
Income tax provision	$-	$-

The tax effects of temporary differences that give rise to the Company’s future tax asset (liability) are as follows:

	2004	2003

Loss carry forwards	$595,000	$404,900
Valuation allowance	(595,000)	(404,900)
	$-	$-

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

The Company’s non-capital losses which can be applied to reduce future taxable income, expire as follows:

Year of Expiry	Amount

2005	$ 5,000
2006	17,000
2007	50,000
2008	118,000
2009	340,000
2010	425,000
2014	715,000
$ 1,670,000

14.

Related Party Transactions

During the year ended December 31, 2004, $215,800 (2003 - $107,028) was paid as remuneration to officers and directors of the Company. Of this amount, $92,201 (2003 - $71,352) is recorded as salaries and employee benefits expense and $123,599 (2003 - $35,676) is recorded as contract labor expense.

In the fiscal year 2003 a consulting fee of $40,000 was paid to a significant shareholder of the Company for various consulting services.

Of the stock options granted on July 9, 2004 (see Note 11), 1,050,000 were granted to Directors of the Company.  As of December 31, 2004, 437,507 of the Directors’ stock options issued on July 9, 2004 have vested.  A pro forma expense of $248,342 has been recognized for these options, as disclosed in Note 2.

All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

15.

Concentration Risk

As at December 31, 2004, three suppliers account for 100% of the Company’s purchases of inventory. Two suppliers are located in China and supply 69% of the Company’s purchases, the other one is located in Canada and supplies approximately 31%. The Company plans to increase volume with its Canadian supplier to mitigate the concentration risk. As at December 31, 2003, two suppliers accounted for 99% of the Company’s purchases. One supplier was located in China and represented 87% of the Company’s purchases, the other located in Canada and represented 12%.

16.

Property Transfer

On July 3, 2004 the Company received 80 acres of industrial property in Craik, Saskatchewan for development as a hemp fibre mill.  The Company was given the property for $1.00 from the Town of Craik and the Rural Municipality of Craik No. 222.  Provided the company is successful in the development of the mill, by July 1, 2007, there will be no further obligations to the Town of Craik; however, if it is not successful, the Company can either surrender the land back to Craik or retain the land with payment of $27,743. The transfer of the registration was completed on February 8, 2005.

17.	Subsequent Events The following events occurred subsequent to December 31, 2004:
a)

As of December 31, 2004 the Company is indebted to a Director and officer in the amount of $31,148.  On February 1, 2005 this individual exercised 30,000 of his stock options dated November 23, 2001 at $0.50 per share in exchange for settlement of $15,000 of his debt.

b)

As of December 31, 2004 the Company is indebted to another Director in the amount of $63,810.  Subsequent to December 31, 2004 this Director has agreed to subscribe for 172,460 Units of the Company at $0.37 per share as settlement of the outstanding debt.  Each Unit consists of one common share in the capital stock of the Company and one non-transferable common stock purchase warrant at an exercise price of $0.50 per Warrant Share during the first 12 months of the Warrant Exercise Period and at an exercise price of $0.75 per Warrant Share for the final six months of the Warrant Exercise Period.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 14, 2004, our Board of Directors accepted the resignation of Moore Stephens Ellis Foster Ltd., Chartered Accountants (“Ellis Foster “), as our principal independent accountant. During our two most recent fiscal years and any subsequent interim period preceding the resignation of Ellis Foster, there were no disagreements with Ellis Foster which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ellis Foster, would have caused Ellis Foster to make reference to the subject matter of the disagreements in connection with its reports. The report of Ellis Foster did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

On June 12, 2004, our Board of Directors approved and authorized the engagement of Dale Matheson Carr-Hilton LaBonte, Chartered Accountants (“LaBonte”), as our independent public accountants. On June 16, 2004, we engaged LaBonte, of Suite 1700, 1140 West Pender Street, Vancouver, British Columbia, Canada V6E 4G1, as the principal independent accountant for the Company.

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Jerry Kroll, our Chief Executive Officer (“CEO”), and Robert Edmunds, our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004.  Based on that evaluation, Messrs. Kroll and Edmunds concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE REPORT

Our Board of Directors has established an audit committee. The members of the audit committee are Mr. Robert Edmunds, Mr. Guy Carpenter and Ms. Larisa Harrison. None of the members of the audit committee are “independent” within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was organized in June 2004 and operates under a written charter adopted by the Board of Directors.

The audit committee has reviewed and discussed with management our audited financial statements as of and for fiscal year ended December 31, 2004. The audit committee has also discussed with Dale Matheson Carr-Hilton LaBonte the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to our Board of Directors that the audited financial statements referred to above be included in our Annual Report on Form 10-KSB for fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission.

ITEM 8B. OTHER INFORMATION

Not applicable.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our Board of Directors and hold office until their earlier death, retirement, resignation or removal.

As of the date of this Annual Report, our directors and executive officers, their ages and positions held are as follows:

NAME	AGE	OFFICES HELD
Jerry Kroll	44	Director, Chairman of the Board, and Chief Executive Officer
Jason Finnis	33	Director, President
Larisa Harrison	32	Director, Chief Administration Officer and Secretary/Treasurer
Robert Edmunds	46	Director and Chief Financial Officer
Guy Carpenter	47	Director and Chief Operating Officer

BIOGRAPHIES

The backgrounds of our directors and executive officers are as follows:

Jerry Kroll, Vancouver, British Columbia. Mr. Kroll has been a member of the Board of Directors, the Chairman of the Board of Directors and our Chief Executive Officer since October 6, 1998, and was our co-founder. Since 1995, Mr. Kroll has also owned and operated Ascend Sportmanagement Inc. under which he acts as a marketing agent, representing drivers and race teams, attracting corporate sponsorship and performing corporate fundraising functions. Mr. Kroll has concentrated his efforts in the areas of CART, Indy Car and support event racing. He has broad marketing experience, including wholesale and retail companies, as well as a background in the operation of franchise systems.

Jason Finnis, Vancouver, British Columbia. Mr. Finnis has been a member of the Board of Directors and our President since December 15, 2000. Mr. Finnis has been working as an entrepreneur in the hemp industry since 1994. He has started and grown three different hemp enterprises since 1994 and has built a market for his products, now marketed under the Hemptown brand name, throughout North America and several cities outside North America. Mr. Finnis has established strong ties with the Federal Government of Canada and was instrumental in removing the Canadian tariff on all imported hemp fabric. Mr. Finnis has been a sought after speaker at many North American universities and conferences speaking on a wide variety of business and industrial hemp related topics. Mr. Finnis attended the University of Victoria in the Faculty of Fine Arts, and possesses broad experience in apparel manufacturing, marketing and sales.

Larisa Harrison, Vancouver, British Columbia. Ms. Harrison has been a member of the Board of Directors and our Chief Administration Officer and Secretary/Treasurer since December 15, 2000. Ms. Harrison has been working in the hemp clothing industry since 1995. Ms. Harrison was instrumental in creating the growth in demand for our products over the past years. Since 1998, Ms. Harrison has been a self-employed administrative consultant. Ms. Harrison provides human resource management, develops customized computer databases, and provides bookkeeping services for several Canadian businesses. In May of 1998, Ms. Harrison was employed by one of Canada's largest providers of private label fashion to North American department and chain stores. In this role, Ms. Harrison provided product development, sales support and production management for a number of clients. Ms. Harrison possesses extensive experience in the apparel industry, network administration, and graphic design. Ms. Harrison is a graduate of the University of Victoria with a Fine Arts degree from the School of Music.

Robert Edmunds, C.A., Calgary, Alberta. Mr. Edmunds has been a member of the Board of Directors and our Chief Financial Officer since December 15, 2000. Mr. Edmunds received a Chartered Accountant designation in 1992. He has worked as the proprietor of a public practice from 1992 through 1998. Since 1998, Mr. Edmunds has been performing consulting work, providing business strategy, financial planning and accounting services for various clients in the entertainment and E-commerce industries.

Guy Carpenter, MBA, Vancouver, British Columbia.  Mr. Carpenter has been a member of the Board of Directors and our Chief Operating Officer since June 12, 2004.  Mr. Carpenter has many years of experience in the apparel industry, and is knowledgeable in all aspects of the industry, from the raw material to the manufacture and sale of the finished product to the consumer. He has developed a number of brands primarily within North America and Europe. During the past four years, Mr. Carpenter and a partner developed one of the largest casual apparel distribution centres in Central Europe. From 1997 until 2000, Mr. Carpenter was a senior vice-president for Danube Knitwear in Hungary/Romania, which manufactured knitwear for global brand names such as Nike, Levi and Gap. Mr. Carpenter received a Masters in Business Administration from the University of South Carolina and a Bachelor of Arts from the College of Charleston.

FAMILY RELATIONSHIPS

As of the date of this Annual Report, Ms. Harrison and Mr. Finnis are engaged to be married, with no current date set for the marriage. Otherwise, there are no family relationships among our directors or officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past five years, none of our directors, executive officers or persons that may be deemed promoters is or have been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

As of the date of this Annual Report, Messrs. Edmunds and Carpenter and Ms. Harrison have been appointed as members to our audit committee. None of the members are “independent” within the meaning of Rule 10A-3 under the Exchange Act. The Board of Directors has determined that there is a financial expert serving on its audit committee.  The financial expert is Mr. Robert Edmunds, C.A. We are currently involved in appointing independent members to the audit committee, but haven’t finalized such appointments as of the date of this Annual Report. The audit committee operates under a written charter adopted by the board of directors on June 12, 2004.

The audit committee's primary function is to provide advice with respect to our financial matters and to assist the Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as our compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and the Board of Directors.

Advisory Board

The Board of Directors has established an advisory board to consist of industry experts and persons held in high regard within their industry. The advisory board currently has three members who are available on a limited basis to provide industry or market input as requested by our officers and directors. As of the date of this Annual Report, the members of the advisory board do not receive any compensation for their services. The members of the advisory board provide a consultative function and they are not members of our  Board of Directors.

Messrs. Phillip Lighty Jr. and Peter Moore joined the advisory board in November 2004 and Mr. Gus Williams joined the advisory board in January 2005 to work with us on developing sales channels for our current products, technical issues relating to our current research and development, financing arrangements and other related areas.

Mr. Lighty has thirty years of experience in the Textile Industry, with companies such as Gap Inc., Esprit, Sara Lee-Hanes, Fruit of the Loom and Danube Knitwear.  He has an extensive network within the garment industry and is considered a valuable “door opener”. Mr. Moore has twenty-eight years of experience in the Sportswear Industry, and has been involved with companies such as Nike, Adidas and several of the most prominent brands and concepts in sportswear. Mr. Williams is an National Basketball Association legend whose prime years of his eleven NBA season career were spent in Seattle where he averaged 20.3 points, went to two NBA Finals and two All-Star Games. In 1979, Mr. Williams helped Seattle win the only major professional sports championship in the city's history. Mr. Williams will be making introductions for us based on the numerous contacts he has established during his career.

Code of Ethics

Our Board of Directors has adopted a code of ethics applicable to all our employees and directors (the “Code”).

The Code is intended to describe our core values and beliefs and to provide the foundation for all business conduct. The Code is further intended to focus our Board of Directors and each director, officer and employee on areas of ethical risk, provide guidance to our directors, officers and employees to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and help foster a culture of honesty and accountability. Our guidelines for conducting business are consistent with the highest standards of business ethics. Each director, officer and employee must comply with the letter and spirit of this Code.

We have posted the text of the Code on our Internet website at www.hemptown.com. Furthermore, upon request, we shall provide to any person without charge a copy of the Code. Any such requests should be directed to Mr. Jason Finnis, President, 1307 Venables Street, Vancouver, British Columbia, Canada V5L 2G1.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires directors and officers, and the persons who beneficially own more than 10% of common stock, of certain companies to file reports of ownership and changes in ownership with the Securities and Exchange Commission. We are not required to file reports under Section 16 of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

During fiscal years ended December 31, 2003 and 2004, certain officers were compensated for their role as directors or executive officers. Other officers were not compensated so that while we are in a developmental phase, additional funds will be designated as working capital for growth of our business operations. Our officers are entitled to participate in our stock option plan. As of the date of this Annual Report, we do not have any other pension, health, annuity, insurance, profit sharing or similar benefit plans. Executive compensation is subject to change concurrent with our requirements. We do not have employment agreements with any of our officers.

Generally, our directors do not receive salaries or fees for serving as directors nor do they receive any compensation for attending meetings of the board of directors. However, we expect to adopt a director compensation policy in the future. We do not currently have any standard arrangement pursuant to which our directors are compensated for services provided as a director or for committee participation or special assignments. Directors are, however, entitled to reimbursement of expenses incurred in attending meetings. Our directors are also entitled to participate in our stock option plan.

SUMMARY COMPENSATION TABLE

Compensation

None of our executive officers received an annual salary and bonus that exceeded $100,000 during the fiscal years ended December 31, 2004, 2003 and 2002. We do not currently have a compensation committee.  Decisions as to compensation are made from time-to-time by our Board of Directors with no established policies or formulas. The following table sets forth the compensation received by Jerry Kroll, Jason Finnis, Larisa Harrison, Robert Edmunds and Guy Carpenter.

		Annual Compensation			Long Term Compensation
					Awards		Payouts

Name and Principal Position	Year	Salary(1) ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)
Jerry Kroll Chief Executive Officer, Director	2004 2003 2002	$60,000(2) $50,000(3) $48,000(3)	Nil Nil Nil	Nil Nil Nil	None None None	250,000 250,000 Nil	None None None	None None None
Jason Finnis, President, Director	2004 2003 2002	$60,000(4) $50,000(3) $48,000(3)	Nil Nil Nil	Nil Nil Nil	None None None	250,000 250,000 Nil	None None None	None None None
Larisa Harrison, Chief Administration Officer, Secretary/Treasurer, Director	2004 2003 2002	$60,000(5) $50,000(3) $48,000(3)	Nil Nil Nil	Nil Nil Nil	None None None	250,000 250,000 Nil	None None None	None None None
Robert Edmunds, Chief Financial Officer, Director	2004 2003 2002	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	None None None	50,000 50,000 Nil	None None None	None None None
Guy Carpenter, Chief Operating Officer, Director	2004 2003 2002	$100,868(6) Nil Nil	Nil Nil Nil	Nil Nil Nil	None None None	250,000 Nil Nil	None None None	None None None

(1)	Annual salaries are denominated in Canadian funds.
(2)	Mr. Kroll earned a salary of CDN $5,000 per month in 2004 of which CDN $22,000 has accrued. There were no amounts reimbursed for the payment of taxes.
(3)	There were no amounts deferred or reimbursed for the payment of taxes.
(4)	Mr. Finnis earned a salary of CDN $5,000 per month in 2004 of which CDN $11,306 has accrued. There were no amounts reimbursed for the payment of taxes.
(5)	Ms. Harrison earned a salary of CDN $5,000 per month in 2004 of which CDN $11,306 has accrued. There were no amounts reimbursed for the payment of taxes.
(6)

Mr. Carpenter earned a salary of CDN $2,500 per month from March to May and CDN $10,000 per month from June to December in 2004 of which CDN $79,762.50 has accrued. There were no amounts reimbursed for the payment of taxes.  It was agreed in early February 2005 that Mr. Carpenter will subscribe for 172,460 Units of the Company at USD $0.37 per share as settlement of part of the outstanding debt, leaving a balance of CDN $3,062.50 accrued as at December 31, 2004.

Stock Options/SAR Grants In Fiscal Year Ended December 31, 2004

The following sets forth certain information for fiscal year ended December 31, 2004 concerning the Stock Options granted by us to our executive officers. This table does not reflect any Stock Options that were granted in any other fiscal year.  Each Stock Option represents the right to purchase one share of our common stock.

Name	Number of Securities Under Options/SARs Granted	% of Total Options/SARs Granted to Employees in Financial Year	Exercise or Base Price ($/Security)	Expiration Date
Jerry Kroll	250,000(1)	11%	$0.90	July 9, 2007
Robert Edmunds	50,000(2)	2%	$0.90	July 9, 2007
Jason Finnis	250,000(1)	11%	$0.90	July 9, 2007
Larisa Harrison	250,000(1)	11%	$0.90	July 9, 2007
Guy Carpenter	250,000(1)	11%	$0.90	July 9, 2007

(1)

On July 9, 2004, the Board of Directors granted Stock Options to directors, officers and employees. The Stock Options have the following terms: 20,837 of the Stock Options vest on August 9, 2004 and a further 1/11 of the remaining grant will vest on the ninth day of each subsequent month.

(2)

On July 9, 2004, the Board of Directors granted Stock Options to directors, officers and employees. The Stock Options have the following terms: 4,163 of the Stock Options vest on August 9, 2004 and a further 1/11 of the remaining grant will vest on the tenth day of each subsequent month

Stock Options/SAR Exercises in Fiscal Year Ended December 31, 2004

The following table shows aggregate exercise of Stock Options by our executive officers to purchase our common shares during fiscal year ended December 31, 2004.

Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at fiscal year end (#) Exercisable /Unexercisable		Value of Unexercised In-the -Money Options/SARs at fiscal year end ($) Exercisable / Unexercisable

			Exercisable	Unexercisable	Exercisable	Unexercisable
Jerry Kroll	30,000	$16,500	459,169	145,831	N/A(1)	N/A(1)
Robert Edmunds	0	0	195,831	29,169	N/A(1)	N/A(1)
Jason Finnis	30,000	$16,500	469,169	145,831	N/A(1)	N/A(1)
Larisa Harrison	0	0	499,169	145,831	N/A(1)	N/A(1)
Guy Carpenter	0	0	104,169	145,831	N/A(1)	N/A(1)

(1)	As all Stock Options have been issued greater than the price at market close on December 31, 2004, there are no “in the money” options.

Long Term Incentive Plan (“LTIP”) Awards Table

We have no long-term incentive plans in place and therefore there were no awards made under any long-term incentive plan to any of the above executive officers during fiscal year ended December 31, 2004.

EMPLOYMENT AGREEMENTS

As of the date of this Annual Report, we do not have any employment agreements with our executive officers, but we intend to enter into such agreements with our senior executive officers in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of March 15, 2005, there are 13,685,635 shares of common stock issued and outstanding.

Title of Class	Name and Address(1) of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class - FD(7)
Common	Robert Edmunds	704,165(5)	4.01% - 3.82%
Common	Jason Finnis & Larisa Harrison(3)	3,159,170(4)	17.99% - 17.12%
Common	Guy Carpenter	490,755(6)	2.79% - 0.00%
Common	Jerry Kroll	3,228,840(2)	18.39% - 17.50%
Common	Executive Officers and directors as a Group (5 persons)	7,582,930(8)	43.19% - 38.43%

(1)	The address for delivery for all management is c/o Hemptown Clothing Inc., 1307 Venables Street, Vancouver, British Columbia, V5L 2G1.
(2)	Consists of 2,758,005 common shares and 325,000 Stock Options currently exercisable and 145,835 Stock Options which Mr. Kroll is entitled to exercise within 60 days of February 28, 2005.
(3)	Jason Finnis and Larisa Harrison own their shares jointly.
(4)

Consists of 2,107,500 common shares jointly held of record and 760,000 Stock Options currently exercisable by Mr. Finnis and Ms. Harrison and 291,670 Stock Options which they are entitled to exercise within 60 days of February 28, 2005.

(5)	Consists of 500,000 common shares and 175,000 Stock Options currently exercisable and 29,165 Stock Options which Mr. Edmunds is entitled to exercise within 60 days of February 28, 2005.
(6)

Consists of 172,460 common shares and 145,835 Stock Options which Mr. Carpenter is entitled to exercise within 60 days of February 28, 2005 and 172,460 shares of common stock that may be acquired upon the exercise of the immediately exercisable warrants at $0.50 per share.

(7)

Percentages include all options and warrants that are exercisable within 60 days of February 28, 2005 in both the numerator and the denominator.  FD represents a fully diluted share amount in the denominator.

(8)	Includes all shares and warrants and all options which will vest within 60 days of February 28, 2005.

CHANGES IN CONTROL

Our Board of Directors is unaware of any arrangement or understanding among the individuals listed in the beneficial ownership table with respect to election of our directors or other matters. We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been no related transactions occurring during fiscal years ended December 31, 2004 and 2003 that have been greater than $60,000.

ITEM 13. EXHIBITS

(a)

Exhibit List

3.1

Articles of Incorporation

10.1

Amended and Restated Stock Option Plan of Hemptown Clothing Inc. dated February 2, 2005

10.2

Amended and Restated 2004 Stock Option Plan of Hemptown Clothing Inc. dated February 2, 2005

10.3

Secured and Subordinated Loan Agreement Between Hemptown Clothing Inc. and Celestine Asset Management #6 Effective April 21, 2004

10.4

Agreement between Hemptown Clothing Inc. and National Research Council of Canada dated May 10, 2004

10.5

Factoring Agreement between Hemptown USA, Inc. and Spectrum Financial Corporation dated December 18, 2004

10.6

Lease between Hemptown Clothing Inc. and Douglas and Aster Soo dated January 24, 2001

10.7

Operating Loan Agreement between Hemptown Clothing Inc. and HSBC Bank Canada dated April 28, 2004

11.1

Statement re: computation of per share earnings

14.1

Code of Ethics

21.1

Subsidiaries of the Company

31.1     Certificate pursuant to Rule 13a-14(a)

31.2     Certification pursuant to Rule 13a-14(a)

32.1     Certificate pursuant to 18 U.S.C. Subsection 1350

32.2     Certificate pursuant to 18 U.S.C. Subsection 1350

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

During fiscal year ended December 31, 2004, we incurred approximately $28,050 in fees to our principal independent accountants for professional services rendered in connection with preparation and audit of our financial statements for fiscal year ended December 31, 2004 and for the review of our financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004.

During fiscal year ended December 31, 2003, we incurred approximately $52,570 in fees to our principal independent accountant for professional services rendered in connection with audit of our financial statements for fiscal year ended December 31, 2003 and for the review of our financial statements for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003.

Our principal accountants did not bill any other audit-related fees during the respective time periods.

TAX FEES

During the fiscal years ended December 31, 2004 and 2003, we incurred approximately $24,927 and $7,464 Canadian Dollars, respectively, to our principal independent accountants for professional services rendered in connection with tax compliance, consultation, and planning, including preparation of federal and Canadian income tax returns for the respective periods.

ALL OTHER FEES

During fiscal years ended December 31, 2004 and 2003, we incurred approximately $7,445 and $30,758 Canadian Dollars, respectively, to our principal independent accountants for professional services other than audit and tax services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hemptown Clothing Inc.

 (Registrant)

By

/s/ Jerry Kroll

 Jerry Kroll
Chairman, Chief Executive Officer and Director

Date

March 22, 2005

By

/s/ Robert Edmunds

Robert Edmunds
Chief Financial Officer and Director

Date

March 22, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By

/s/ Jerry Kroll

 Jerry Kroll
Chairman, Chief Executive Officer and Director

Date

March 22, 2005

By

/s/ Jason Finnis

 Jason Finnis
President and Director

Date

March 22, 2005

By

/s/ Larisa Harrison

 Larisa Harrison
Chief Administration Officer, Secretary/Treasurer and Director

Date

March 22, 2005

By

/s/ Robert Edmunds

 Robert Edmunds
Chief Financial Officer and Director

Date

March 22, 2005

By

/s/ Guy Carpenter

 Guy Carpenter
Chief Operating Officer and Director

Date

March 22, 2005