Form 10QSB
period 2005-03-31
HEMPTOWN CLOTHING INC
filed 2005-05-16
CIK 1210294

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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

Outstanding as of April 30, 2005

Common Stock, no par value

13,685,635

Transitional Small Business Disclosure Format (check one):

Yes

No __X__

Hemptown Clothing Inc.

Table of Contents

Part I—Financial Information

7

Item 1. Financial Statements

7

Item 2. Management’s Discussion and Analysis or Plan of Operation.

26

Item 3. Controls and Procedures

32

Part II—Other Information

32

Item 1. Legal Proceedings

32

Item 2. Changes in Securities and Use of Proceeds

32

Item 3. Defaults Upon Senior Securities

33

Item 4. Submission of Matters to a Vote of Security Holders

33

Item 5. Other Information

33

Item 6. Exhibits and Reports on Form 8-K

33

SIGNATURES

34

Exhibit Index

35

Certification Pursuant To Rule 13a-14(a)

37

Certification Pursuant To Rule 13a-14(a)

39

Certificate Under Section 906 Of The Sarbanes-Oxley Act Of 2002

41

Certificate Under Section 906 Of The Sarbanes-Oxley Act Of 2002

42

Part I—Financial Information

Item 1. Financial Statements

HEMPTOWN CLOTHING INC.

Interim Consolidated Financial Statements

March 31, 2005

(unaudited)

Index

Consolidated Balance Sheet

Interim Consolidated Statements of Operations and Deficit

Interim Consolidated Statements of Cash Flows

Notes to Interim Consolidated Financial Statements

HEMPTOWN CLOTHING INC.

Consolidated Balance Sheet
March 31, 2005

		March 31,	December 31,
		2005	2004
		(unaudited)
ASSETS

Current
Cash		$11,344	$13,632
Accounts receivable (Notes 3 and 7)		200,140	219,626
Government grant receivable (Note 18)		174,893	-
Inventory		273,740	318,605
Prepaid expenses and other		79,266	79,646
Deferred financing costs (Note 3)		7,165	10,815
		746,548	642,324

Fixed Assets (Notes 6 and 9)		21,416	23,442
		$767,964	$665,766

LIABILITIES

Current
Bank loan (Note 7)		$45,406	$100,545
Accounts payable and accrued liabilities		475,383	387,804
Due to related parties (Note 5)		76,094	126,606
Capital lease obligation, current portion (Notes 6 and 9)		5,840	7,781
Short term Note (Note 3)		400,000	400,000
Short Term Loan (Note 4)		10,608	-
		1,013,331	1,022,736

Long term liabilities (Note 8)		26,753	26,922
Capital lease obligation (Note 9)		9,008	7,896
		1,049,092	1,057,554

STOCKHOLDERS' EQUITY

Capital Stock (Note 10)		1,487,588	1,359,448
Authorized:	100,000,000 common shares without par value
Issued and outstanding:	13,685,635 common shares
	(2004 - 13,270,035)

Additional paid-in capital		60,091	41,367

Accumulated comprehensive income		17,076	8,328

Deficit	(1,845,883)	(1,800,931)

	(281,128)	(391,788)
	$767,964	$665,766

Commitments (Note 12)
Subsequent Events (Note 18)

The accompanying notes are an integral part of these interim consolidated financial statements.

HEMPTOWN CLOTHING INC.

Interim Consolidated Statements of Operations and Deficit
Three Months Ended March 31, 2005 and March 31, 2004
(Unaudited)

Three months ended March 31, 2005		Three months ended March 31, 2004

Sales	$178,563	$285,028

Cost of goods sold	121,595	187,183

Gross margin	56,968	97,845

Expenses
Advertising and promotion	24,402	32,428
Consulting fees	4,364	-
Contract labour	63,610	49,716
Depreciation	2,026	1,311
Insurance	1,419	8,061
Interest	17,695	7,917
Legal and accounting	18,558	7,751
Office and general	34,985	19,792
Rent	11,085	10,219
Research and development	30,403	309
Salaries & employee benefits	49,542	28,024
Consulting fees - stock based compensation	18,724	-

	276,813	165,528
Loss from operations	(219,845)	(67,683)
Government grant income, net of fees (Note 18)	174,893	-
Net loss for the period	(44,952)	(67,683)

Deficit, beginning of period	(1,800,931)	(903,877)

Deficit, end of period	$(1,845,883)	$(971,560)

Loss per share (basic and diluted)	$(0.00)	$(0.01)

Weighted average number of shares outstanding (basic and diluted)	13,508,440	12,688,579

The accompanying notes are an integral part of these interim consolidated financial statements.

HEMPTOWN CLOTHING INC.

Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2005 and March 31, 2004
(Unaudited)
Three months ended March 31, 2005		Three months ended March 31, 2004

Cash flows used in operating activities
Net loss for the period	$(44,952)	$(67,683)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	2,026	1,311
Stock based compensation	18,724	-
Changes in working capital assets and liabilities
Increase in accounts receivable	(155,407)	(170,668)
Decrease in inventory	44,865	110,765
Decrease (increase) in prepaid expenses	380	(19,111)
Decrease in deferred financing costs	3,650	-
Decrease in accounts payable and accrued liabilities	96,909	9,352
Decrease in capital lease obligation	(830)	(2,667)

	(34,635)	(138,701)

Cash flows from financing activities
Issuance of share capital for cash	40,000	219,300
Decrease in bank loan	(55,139)	(574)
Issuance of short-term note payable	-	8,823
Short term loan	10,608	-
(Decrease) increase in shareholder loans payable	28,299	(6,452)
Long term liabilities	(169)	-

	23,599	221,097

Effect of exchange rate changes on cash and cash equivalent	8,748	(83,820)

Decrease in cash and cash equivalents	(2,288)	(1,424)

Cash and cash equivalents, beginning of period	13,632	46,555

Cash and cash equivalents, end of period	$11,344	$45,131

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$7,835	$7,917
Cash paid for income taxes	$-	$-
Share capital issued in settlement of accounts payable	$9,330	$200,000
Share capital issued in settlement of shareholders loans payable	$78,810	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

HEMPTOWN CLOTHING INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(unaudited)

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

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2. Significant Accounting Policies

a)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Hemptown USA, Inc., a Nevada incorporated company, and 0697872 B.C. Ltd., a British Columbia incorporated company with extra-provincial registration.  0697872 B.C. Ltd. was incorporated to hold ownership of a proposed fibre processing plant in Saskatchewan (see Note 18).  Hemptown USA, Inc. was incorporated to factor U.S. sales invoices as required by Crestmark Financial (“Crestmark”) (see Note 5). Both wholly-owned subsidiaries were incorporated by the Company during 2004. All significant inter-company transactions and account balances have been eliminated.

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

g)

Foreign Currency Translation

The Company’s functional currency is Canadian dollars.  The Company translates its functional currency to the reporting currency in U.S. dollars using the following method:

Assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the period-end.  Revenues and expenses are translated throughout the period at the weighted average exchange rate.  Exchange gains or losses from such translations are included in comprehensive income, as a separate component of stockholders’ equity.

Foreign currency transaction gains and losses are included in net losses.

h)

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes”.  Under the liability method, future taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the future tax assets will not be realized.

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

Stock Based Compensation

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 10:

		Three month period ended March 31, 2005	Three month period ended March 31, 2004
Net loss for the period	As reported	$ (44,952)	$ (67,683)
SFAS 123 compensation expense	Pro-forma	(175,125)	-

Net loss for the period	Pro-forma	$ (220,077)	$ (67,683)

Pro-forma basic net loss per share	Pro-forma	$ (0.02)	$ (0.01)
Pro-forma diluted net loss per share	Pro-forma	$ (0.02)	$ (0.01)

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

k)

Cash and Cash Equivalents

Cash equivalents usually consist of highly liquid investments that are readily convertible into cash with maturity of three months or less when purchased.  As at March 31, 2005, the cash and cash equivalents consist of bank deposits.

l)

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, “Earnings Per Share”. Common stock equivalents from stock options and warrants were excluded from the calculation of net loss per share for March 31, 2005, and 2004 as their effect is anti-dilutive.

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

Interest rate risk.  The Company currently has potential exposure to interest rate risk due to an operating line of credit with floating interest rates. The current maximum line of credit is $20,606 USD at April 30, 2005 (see note 8). All other term debt has fixed interest rates and no significant exposure to interest rate fluctuation risk.

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

3.	Note Payable

On April 21, 2004, the Company received $400,000 by way of a secured and subordinated loan agreement from Celestine Asset Management (“Celestine”).  The term of the loan is from April 21, 2004 to October 21, 2005, and the interest rate thereunder is 10% per annum, calculated semi-annually, with payments due semi-annually.  A $20,000 interest payment was due on October 21, 2004 to Celestine, $10,000 of which was paid on February 25, 2005 and the balance of $10,000 was paid on May 9, 2005 The semi-annual payment of $20,000 that was due April 21, 2005 has not been paid.

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

A fee of $20,000 was paid in connection with arranging the funding of the loan, of which $12,835 has been expensed as of March 31, 2005.   The remaining balance of $7,165 is being amortized on a straight-line basis over the term of the loan (18 months).

4.

Short Term Loan

On December 18, 2004 the Company entered into an agreement with Crestmark to factor the Company’s sales invoices. Crestmark will advance monies based on approved sales invoices and will charge a commission of one and one-quarter percent (1.25%). Crestmark will advance 70% of the sales invoice when the goods are shipped. The remainder of the invoice less factoring commissions and less any interest will be paid to the Company when the customers have paid Crestmark. Interest will be charged by Crestmark on amounts advanced at the rate of one and one-half percent (1.5%) over the Wall Street Journal designated prime or base rate.

The Company has granted a subordinated security interest to Crestmark over all accounts receivable, all bank deposits and any tax refunds subject to the priority claims of the Bank loan and note payable to Celestine.

As at March 31, 2005 the Company is indebted to Crestmark in the amount of $10,608 for advances on accounts receivable.

Minimum factoring commissions payable under this agreement will be $12,000 over each consecutive twelve month period, payable at the rate of $1,000 per month.

5.

Due to Related Parties

Of the $76,095 amount due to related parties at March 31, 2005, $5,000 bears interest at 4.25% per annum. This was repaid in April, 2005. The balance of amounts due to related parties has no specific terms of repayment, is unsecured, and is non-interest bearing.

On February 1, 2005 a Director and officer exercised 30,000 of his stock options dated November 23, 2001 at $0.50 per share to settle $15,000 of his $31,148 debt. As at March 31, 2005 this Director and officer was owed $25,704 (2004 - $NIL).

On February 15, 2005 a Director and officer agreed to subscribe for 172,460 Units of the Company at $0.37 per share as a $63,810 partial settlement of outstanding debt.  Each Unit consists of one common share in the capital stock of the Company and one non-transferable common stock purchase warrant at an exercise price of $0.50 per Warrant Share during the first 12 months of the Warrant Exercise Period and at an exercise price of $0.75 per Warrant Share for the final six months of the Warrant Exercise Period.  The expiry date for the warrants is August 21, 2006. As at March 31, 2005 this Director and officer was owed $27,288 (2004 - $NIL).

As of March 31, 2005 two other directors and officers were owed a total of $23,103 As of March 31, 2004 these directors owed the Company $6,535

6.	Property and Equipment

	Cost	Accumulated Depreciation	Net Book Value March 31, 2005	Net Book Value December 31, 2004
Computer equipment	$ 5,227	$ 3,862	$ 1,365	$ 1,547
Equipment	3,445	3,193	252	252
Furniture and fixtures	3,819	1,761	2,058	2,216
Leasehold improvements	7,999	4,533	3,467	3,827
Website	8,878	6,014	2,864	3,429
Computer equipment under capital lease	16,613	7,460	9,153	9,353
Telephone equipment under capital lease	6,001	3,744	2,257	2,818
	$ 51,982	$ 28,540	$ 21,416	$ 23,442

7.	Bank Loan

During the year the Company utilized a Canadian bank line of credit with interest bearing at the prime business rate plus 5%. The prime rate at March 31, 2005, is 4.25%. The loan is secured by the accounts receivable of the Company and is due on demand. Insurance policies are in place through the Canadian Apparel Federation Managed Policy, which is underwritten by Export Development Canada and The St. Paul Guarantee Insurance Company, to guarantee the Company against 90% of potential export loss. During the fourth quarter of 2004 the Bank determined that the Company was in non-compliance with one of the covenants of its operating line of credit and as a result, required the Company to pay the balance outstanding of its line of credit by April 30, 2005. At March 31, 2005 the Company owed $45,406 to the bank. This amount was reduced during April, 2005 by $24,800, leaving a balance outstanding of $20,606 to be paid in early May 2005.

8.

Long Term Liabilities

As of March 31, 2005 the Company has been advanced funds in the amount of $26,753 (CDN $32,360) from the Canadian Department of Foreign Affairs and International Trade under its Program for Export Market Development (“PEMD”) to be used to promote the sales of Canadian goods into foreign markets. The agreement was signed on January 7, 2004 and there is no interest charged on the outstanding amount. The loan is to be paid back each year at 4% of incremental foreign sales over the base year amount by December of the following year. The base year amount was approximately $486,938 (CDN $589,000). There was no amount payable for the year 2004. If at the end of year five the loan is not paid back, then the outstanding balance of the loan will be forgiven.

9.	Capital Lease Obligation Future minimum lease payments are as follows:

	March 31, 2005	December 31, 2004

2005	$ 5,840	$ 7,904
2006	7,733	7,781
2007	2,375	2,389
2008	-	-
Total future minimum lease payments	15,948	18,074
Less: Amount for interest portion	(1,100)	(2,397)
Present value of minimum lease payments	14,848	15,677
Less: Principal due within one year	(5,840)	(7,781)

Long-term obligations under capital leases	$ 9,008	$ 7,896

These capital leases bear interest ranging from 6.5% to 12% per annum. The liabilities are effectively secured as the rights to the leased assets revert to the lessor in the event of default.

10.

Stockholders’ Equity

During the three month period ended March 31, 2005 the Company issued 415,600 shares of common stock for net proceeds of $40,000, as follows:

Pursuant to an Engagement Agreement with TerraChoice Environmental Marketing (“TerraChoice”) dated July 29, 2004 the Company was indebted to TerraChoice for a one-time campaign set-up fee of CDN $12,400, payable through the issuance of common stock of the Company.  On February 22, 2005 the Company issued 13,140 Units of the Company at $0.71 per Unit.  Each Unit consists of one common share in the capital stock of the Company and one-half of one non-transferable share purchase warrant at an exercise price of $0.75 per Warrant Share during the first 12 months of the Warrant Exercise Period and at an exercise price of U.S. $1.00 per Warrant Share for the final six months of the Warrant Exercise Period.

On February 15, 2005 a Director and officer agreed to subscribe for 172,460 Units of the Company at $0.37 per share as a $63,810 partial settlement of outstanding debt.  Each Unit consists of one common share in the capital stock of the Company and one non-transferable common stock purchase warrant at an exercise price of $0.50 per Warrant Share during the first 12 months of the Warrant Exercise Period and at an exercise price of $0.75 per Warrant Share for the final six months of the Warrant Exercise Period.  The expiry date for the warrants is August 21, 2006.

As of December 31, 2004 the Company was indebted to a Director and officer in the amount of $31,148.  On February 1, 2005 this individual exercised 30,000 of his stock options dated November 23, 2001 at $0.50 per share in exchange for settlement of $15,000 of his debt.

Issued 200,000 shares of common stock of the Company through a private placement of units for total proceeds of $40,000.  Each Unit consists of one common share in the capital stock of the Company and one-half non-transferable common stock purchase warrant at an exercise price of $0.50 per Warrant Share during the first 12 months of the Warrant Exercise Period and at an exercise price of $1.00 per Warrant Share for the final six months of the Warrant Exercise Period.  The expiry date for the warrants is August 23, 2006.

	a)	Share Purchase Warrants Share purchase warrants outstanding at March 31, 2005 are:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (yr)
$0.50 - $0.75 $0.50 - $0.75 $0.75 - $1.00 $2.00 - $4.00	172,460(1) 100,000(2) 258,570(3) 300,000(4)	1.39 1.40 0.38 0.89
Total	831,030	0.90

(1)

Each whole share purchase warrant consists of the right to purchase one common share at an exercise price of $0.50 during the first 12 months of the warrant exercise period, and at an exercise price of $0.75 during the final 6 months, of the warrant exercise period.

(2)

Each whole share purchase warrant consists of the right to purchase one common share at an exercise price of $0.50 during the first 12 months of the warrant exercise period, and at an exercise price of $1.00 during the final 6 months, of the warrant exercise period.

(3)

Each whole share purchase warrant consists of the right to purchase one common share at an exercise price of $0.75 during the first 12 months of the warrant exercise period, and at an exercise price of $1.00 during the final 6 months, of the warrant exercise period.

(4)

Each warrant unit consists of the right to purchase one common share at a price of $2.00, plus one piggyback warrant, which consists of a right to purchase one common share at a price of $4.00.  The piggyback warrants expire one year from the exercise of the warrant units.

11.	Stock Option Plan
A summary of the status of the Company’s Stock Option Plan as of March 31, 2005 is presented below:

	Shares	Weighted-Average Exercise Price
Options outstanding, December 31, 2003	1,831,500	$0.65
Options exercised during the year	(120,000)	$0.50
Options granted during the year	2,576,500	$0.73
Options cancelled during the year	(352,500)	$0.77
Options outstanding, December 31, 2004	3,935,500	$0.70
Options exercised during period	(30,000)	$0.50
Options cancelled during the period	(600,000)	$0.26
Options outstanding, March 31, 2005	3,305,500	$0.78

March 31, 2005

Options Outstanding                                                      Options Exercisable

Range of                 Number               Weighted                                        Number              Weighted

Exercise              Outstanding               Average              Weighted        Exercisable             Average

Prices                                               Remaining               Average                                        Exercise

                                                       Contractual               Exercise                                           Price

                                                         Life (yr)                    Price

$0.01 - $0.50         567,000                      1.65                  $0.50              567,000               $0.50

$0.51 - $1.00      2,738,500                      2.01                 $0.83            2,223,672               $0.82

                            3,305,500                     1.95                  $0.77            2,790,672               $0.75

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

As calculated, the 132,000 options granted to consultants were valued at $74,900 and will be recorded as a consulting expense and a contribution to additional paid in capital over the vesting period, $49,936 of which has been recorded as of March 31, 2005, of which $18,724 was expensed in the current quarter.

The fair value for the 1,462,500 options granted to directors and employees was calculated as $830,100 and, in accordance with the provisions of SFAS 148, will be disclosed on a pro-forma basis in Note 2, over the vesting period, $511,539 of which has been recorded as of March 31, 2005.

On December 9, 2004, the Company granted 300,000 options at an exercise price of $0.32 per share under the Company’s Stock Option Plan. The options vest at 1/12 per month beginning January 9, 2005 and expire December 9, 2007. These stock options have not been registered under an S-8 Registration Statement and will be subject to all applicable restrictions. The fair value of these options was $46,100 and the Company will begin amortizing this expense in the first quarter of 2005. The fair value of these options was $46,100 and none of these options were expensed before being cancelled on January 1, 2005.

Additionally, on December 10, 2004 the Company granted 300,000 stock options under the September 10, 2003 plan. The options vest over three months, beginning December 15, 2004 and 1/3 for each of the following two months. These options expire on June 15, 2005. The fair value of all of the options granted was calculated using the Black-Scholes option pricing model assuming an expected life of 1/2 year, a risk-free interest rate of 3% and an expected volatility of 100%. The fair value of these options was $16,900, of which $5,633 has been recorded as an expense as of December 31, 2004. The fair value of these options was $16,900, of which $5,633 has been recorded as an expense as of December 31, 2004. These options were cancelled on January 1, 2005.

12.	Commitments
a)

Annual Leases

The Company is committed to current annual lease payments totaling $36,805 for premises under lease.  The lease expires in 2006.  Approximate minimum lease payments over the next two years are as follows:

2005 $ 22,395 2006 5,225 $ 27,620
b)

National Research Council of Canada (“NRC”) collaboration

In May 2004 the Company entered into a joint collaboration agreement with the NRC develop a patentable enzyme technology for the processing of hemp fibres.  The agreement is for three years and expires on May 9, 2007.

Over the term of the agreement, the Company is required to pay the NRC $234,609 (CDN $282,000) in cash.  In addition to cash payments, the Company will contribute research and development valued at approximately $460,483 (CDN $553,500).  Payments are due quarterly and the first installment of $6,900 (CDN $9,200) was paid in July 2004.  Included in accounts payable as of March 31, 2005 are current payments of $60,847 (CDN $73,600) due to the NRC. A payment of $15,212 was made on May 5, 2005. Future payments are outlined in the agreement, and are as follows:

                       US $    CDN $

2005             59,937   72,500

2006             78,952   24,000

                   138,889    96,500

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

14.	Supplemental Cash Flow Information

	Three month period ended March 31, 2005	Three month period ended March 31, 2004
Cash paid during the period for:
Interest	$ 7,835	$ 7,917
Income taxes	$ -	$ -

15.	Related Party Transactions

During the period ended March 31, 2005, $49,600 (2004 - $45,000) was paid as remuneration to officers and directors of the Company. Of this amount, $24,800 (2004 - $30,000) is recorded as salaries and employee benefits expense and $24,800 (2004 - $15,000) is recorded as contract labor expense.

Of the stock options granted on July 9, 2004 (see Note 11), 1,050,000 were granted to Directors of the Company.  As of March 31, 2005, 700,004 of the Directors’ stock options issued on July 9, 2004 have vested.  A pro forma expense of $148,973 has been recognized for these options, as disclosed in Note 2.

On February 1, 2005 a Director and officer exercised 30,000 of his stock options dated November 23, 2001 at $0.50 per share to settle $15,000 of his $31,148 debt.

As of December 31, 2004, the Company was indebted to a Director and officer in the amount of $63,810.  On February 15, 2005 the Director agreed to subscribe for 172,460 Units of the Company at $0.37 per share as partial settlement of the outstanding debt.  Each Unit consists of one common share in the capital stock of the Company and one non-transferable common stock purchase warrant at an exercise price of $0.50 per Warrant Share during the first 12 months of the Warrant Exercise Period and at an exercise price of $0.75 per Warrant Share for the final six months of the Warrant Exercise Period.  The expiry date for the warrants is August 21, 2006.

All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration establishe

16.

Economic Dependence

As at March 31, 2005, three suppliers account for 100% of the Company’s purchases of inventory. The largest supplier is located in China and supplies 90% of the Company’s purchases, the other two are located in Canada and supply approximately 10%. The Company plans to increase volume with its Canadian suppliers to mitigate the concentration risk.

17.

Property Transfer

On July 3, 2004 the Company received 80 acres of industrial property in Craik, Saskatchewan for the development as a hemp fibre mill.  The Company was given the property for $1.00 from the Town of Craik and the Rural Municipality of Craik No. 222.  Provided the Company is successful in the development of the mill, by July 1, 2007, there will be no further obligations to the Town of Craik; however, if it is not successful, the Company can either surrender the land back to Craik or retain the land with payment of $27,743. The transfer of the registration was completed on February 8, 2005.

18.

Subsequent Events

On April 12, 2005 the Company received $174,893 as a reimbursement for certain research and development expenses incurred in prior years, net of a $20,375 consulting fee.  This non-refundable reimbursement of past expenses was received from the Government of Canada under its Scientific Research and Experimental Development tax credit program and has been recorded as government grant income in the quarter ended March 31, 2005.

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

Results of Operations

	Three months ended March 31,
	2005	2004	% Change
Revenues	$ 178,563	$ 285,028	-37%
Gross Margin	$ 56,968	$ 97,845	-42%
Loss from Operations	$ (219,845)	$ (67,683)	-307%
Basic and Diluted Loss per Share	$ (0.02)	$ (0.01)

The first quarter of 2005 showed a decline in sales because reduced inventory levels impaired our ability to fulfill orders. Inventory levels have decreased largely because of a reduction of our line of credit. Additionally, to meet our obligations to customers we incurred additional freight charges which caused our gross margin percentage to drop. We anticipate that new agreements with vendors will ensure that inventory will not restrict sales going forward in 2005.

Three-Month Period Ended March 31, 2005 Compared to Three-Month Period Ended March 31, 2004

Our net operational losses during the three-month period ended March 31, 2005 were approximately ($219,845) compared to ($67,683) during the three-month period ended March 31, 2004 (an increase of $152,162). During the three-month period ended March 31, 2005, we generated $178,563 in gross revenues compared to $285,028 in gross revenues for the three-month period ended March 31, 2004 (a decrease of $106,465).  Cost of goods sold decreased during the three-month period ended March 31, 2005 to $121,595 from $187,183 for the same period in 2004 resulting in net sales or a gross margin of $56,968 for the three-month period ended March 31, 2005 compared to $97,845 for the same period in 2004, as further discussed below.

During the three-month period ended March 31, 2005, we recorded operating expenses of approximately $276,813 compared to operating expenses of $165,528 during the three-month period ended March 31, 2004 (an increase of $111,285). Operating expenses consisted of: (i) $49,542 (2004: $28,024) in salaries and employee benefits; (ii) $24,402 (2004: $32,428) in advertising and promotion; (iii) $63,610 (2004: $49,716) in contract labor; (iv) $18,558 (2004: $7,751) in legal and accounting; (v) $34,985 (2004: $19,792) in office and general; (vi) $11,085 (2004: $10,219) in rent; (vii) $17,695 (2004:$7,917) in interest; (viii) $1,419 (2004: $8,061) in insurance; (ix) $30,403 (2004: $309) in research and development; (x) $2,026 (2004: $1,311) in depreciation; (xi) $4,364 (2004: -0-) in consulting fees; and (xii) $18,724 (2004: -0-) in stock-based consulting compensation.  During the three-month period ended March 31, 2005, operating expenses increased as compared to operating expenses incurred during the same period of 2004, as further discussed below. Our net loss from operations during the three-month period ended March 31, 2005 was ($219,845) or ($0.02) per share compared to a net loss of ($67,683) or ($0.01) per share for the three-month period ended March 31, 2004.  For the three-month period ended March 31, 2005, the weighted average number of shares outstanding was 13,508,440 compared to 12,688,579 at March 31, 2004.

Revenue and Gross Margins

Revenues for the first three months were $178,563, a decrease of 37% over the first three month’s revenue in 2004 of $285,028. The revenues in the first quarter of 2005 declined because inventory shortages caused us to postpone sales. Inventory levels have decreased largely because of a reduction of our line of credit.   Additionally, to meet our obligations to customers we incurred additional freight charges which caused our gross margin percentage to drop. We anticipate that new agreements with vendors will ensure that inventory will not restrict sales going forward in 2005.

Operating Expenses

Total operating expenses for the first three months of 2005 were $276,813 compared with $165,528 for the same period in 2004.

For the period ending March 31, 2005 advertising and promotion expenditures totaled $24,402 compared with $32,428 for the same period in 2004. Salaries and benefits for the first three months of 2005 were $49,542 compared with $28,024 in 2004 which was due to a re-allocation of managements’ wages. Contract labour increased to $63,610 for the period ending March 31, 2004 compared with $49,716 for the same period in 2004 largely because of preparation for the development of the CRAILAR technology.  Stock based compensation for consulting fees increased to $18,724 for the period ending March 31, 2004 from $-0- for the same period in 2004, because of options granted in July 2004. Accounting and Legal increased to $18,558 from $7,751 compared for the same period in 2004 as a result of increased auditing fees.

Research and development costs incurred in the period $30,403 were primarily related to the fees associated with the collaboration with the National Research Council of Canada to develop a patentable enzyme technology to improve the efficiency of hemp fiber processing which should reduce the costs of hemp fiber, and make it more cost competitive with cotton.

Interest costs in the first three months of 2005 were $17,695 compared with $7,917 for the first three months of 2004.  The increase in interest costs relate to the $400,000 loan from Celestine Asset Management.

Net Loss

The net loss for the period ending March 31, 2005 was $44,952 compared to a loss of $67,683 for the same period in 2004, a decrease in the loss of $22,731 or 33%. Basic and diluted loss per share was $0.00 for the first three months of 2005 and $0.01 per share for the first three months of 2004.

This reduction of loss was largely attributable to the accrual of $174,893 (net of commissions) of our submitted Scientific Research and Experimental Development claim. This amount was received in April 2005 as disclosed in our Report on Form 8-K filed with the Commission.

Liquidity and Capital Resources

At Three-Month Period Ended March 31, 2005

As at March 31, 2005, our current assets were $746,548 and our current liabilities were $1,013,331, which resulted in a working capital shortfall of $266,783. As at March 31, 2005, total assets were $767,964 consisting of: (i) $200,140 in trade accounts receivable and $174,893 in Government grant receivable; (ii) $273,740 in inventory; (iii) $11,344 in cash; (iv) $79,266 in prepaid expenses and other; (v) $7,165 in deferred financing costs; and (vi) $21,416 in fixed assets.

As at March 31, 2005, liabilities were comprised of (i) $475,383 in accounts payable and accrued liabilities; (ii) $45,406 in bank loan; (iii) $76,094 in amounts due related parties; iv) $5,840 in current portion of capital lease obligation; (v) $400,000 in note payable; (vi) $10,608 short term loan; (vii) $26,753 in long term liabilities and (viii) $9,008 in capital lease obligation. See “- Material Commitments.”

Stockholders' equity increased from ($391,788) at December 31, 2004 to ($281,128) at the three-month period ended March 31, 2005.

We ended the period ending March 31, 2005 with cash of $11,344 compared with $13,632 at December 31, 2004.    During the period, the bank line of credit decreased from $100,545 in December 2004 to $45,406 in the first quarter of 2005.

The cash flows used in operations for the three-month period ended March 31, 2005 were ($34,635) compared with ($138,701) for the same period in 2004.  Cash flows used in operations for the three-month period ended March 31, 2005 consisted primarily of a net loss of ($44,952), with changes in working capital assets and liabilities of an increase in accounts receivable to ($155,407), a decrease in inventory to $44,865, and a decrease in accounts payable and accrued liabilities to ($96,909).

Cash flows from financing activities increased by $23,599 during the three-month period ended March 31, 2005 from an increase of $221,097 during the same period for 2004.  This smaller increase was caused by the reduction of the bank line of credit by ($55,139) and a smaller issuance of share capital for cash of $40,000 than in the same period of 2004 of $219,300.

The effect of exchange rates on cash resulted in a gain of $8,748 for the first three months of 2005, compared with a $83,820 loss in the first three months of 2004.  These gains and losses are the result of fluctuations in the Canadian dollar versus the US dollar.

Plan of Operation

We have been, since our inception, reliant on external investment to finance ongoing operations, as we are not yet operating profitably.  We anticipate that a move to a new US warehouse in February 2005 will reduce overhead and operating costs for the remainder of the year. We will be submitting a claim for expenses related to our research and development activities in 2004 with the Scientific

Research and Experimental Development program.  If the submission is successful, we may receive either a tax refund and/or a credit against future taxes payable.  To reduce the length of the accounts receivable collection cycle and support profitable sales growth, we have enlisted the use of a factoring company, Crestmark Financial to provide advance and collection factoring.

Our collaboration with the National Research Council is continuing on schedule and we continue to be confident of the value of this research as confirmation of the commercial viability of the Hemptown fiber process (CRAILAR™) has been received from industry. We have received a purchase order which is subject to further testing for delivery of product in the fourth quarter of 2005. We intend to find a leased plant to fulfill the purchase order and to do further tests on CRAILAR.

We recently added a new line of clothing called HT Naturals™ to augment our growing product base, and have already received a number of orders for the line since its inception in March. HT Naturals™ is an “eco-fabric”, which is crafted from a proprietary combination of fabric blends including organic cotton, bamboo, soy, recycled polyester, and other organic textiles.  The bamboo component has the look of rayon, feels like silk and is softer than cotton on the body.  The soy component is a by-product of soy food production, and is often termed as “vegetable cashmere”.

Mr. Gordon Mackie joined our Advisory Board in April 2005.  Mr. Mackie is a textile engineer based in Europe with expertise in the spinning and processing of natural fibers.

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

Material Commitments

A significant commitment for us for fiscal year 2005 relates to the line of credit owed by us to a Canadian bank in the amount of $20,606 with interest bearing at the prime business rate plus 5%.  The prime rate at March 31, 2005 was 4.0%.  The loan is secured by our receivables and due on demand.  Insurance policies are in place to guarantee collectibility of the receivables and to cover any additional amounts payable under the line of credit.

A significant commitment for us for fiscal year 2005 is the principal amount of $400,000 due and owing pursuant to a secured and subordinated loan agreement with Celestine Asset Management

(“CAM”).  The term of the loan is from April 21, 2004 to October 21, 2005, and the interest rate is 10% per annum, calculated semi-annually, with payments due semi-annually.  A $20,000 interest payment was due on October 21, 2004 to Celestine, $10,000 of this payment was still due as of March 31, 2005, but was paid before the release of these statements. The semi-annual payment of $20,000 that was due April 21, 2005 has not been paid, and we expect to make this payment during the second fiscal quarter of 2005. The security granted to CAM is pursuant to: (i) a fixed charge and a security interest in our existing accounts receivable insurance policy obtained through Export Development Canada and St. Paul Guarantee Insurance Company respecting losses sustained us; and (ii) a floating charge and a security interest in all of our assets, subject and subordinate to any borrowing by us with banks and lending institutions.

A significant commitment for us for fiscal year 2004 is the principal amount of $120,784 due and owing pursuant to a collaboration agreement with the National Research Council of Canada (the “NRC”), to develop a patentable enzyme technology for the processing of hemp fibres (the “Collaboration Agreement”).  The Collaboration Agreement is for a period of three years and expires on May 9, 2007.  Pursuant to the terms and conditions of the Collaboration Agreement, we are required to pay to NRC $154,658 in total for the remainder of 2005 and 2006, 2007. Payment of $120,784 is due and owing as at March 31, 2005, this amount was reduced by $15,212 as at the date of this report.

A significant commitment for us for fiscal year 2005 is the principal amount of $10,608 due and owing Crestmark Financial for advances on accounts receivable. On December 18, 2004 we entered into an agreement with Crestmark to factor the our sales invoices. Crestmark will advance monies based on approved sales invoices and will charge a commission of one and one-quarter percent (1.25%). Crestmark will advance 70% of the sales invoice when the goods are shipped. The remainder of the invoice less factoring commissions and less any interest will be paid to us when the customers have paid Crestmark. Interest will be charged by Crestmark on amounts advanced at the rate of one and one-half percent (1.5%) over the Wall Street Journal designated prime or base rate. We have granted a subordinated security interest to Crestmark over all accounts receivable, all bank deposits and any tax refunds subject to the priority claims of the Bank loan and note payable to Celestine. Minimum factoring commissions payable under this agreement will be $12,000 over each consecutive twelve month period, payable at the rate of $1,000 per month.

A significant commitment for us for fiscal 2005 is the amount of $26,753 (CDN $32,360) advanced from the Canadian Department of Foreign Affairs and International Trade under its Program for Export Market Development (“PEMD”) to be used to promote the sales of Canadian goods into foreign markets. The agreement was signed on January 7, 2004. The loan is to be paid back each year at 4% of incremental foreign sales over the base year amount by December of the following year. There is no interest charged on the outstanding amount. The base year amount was approximately $486,938 (CDN $589,000). There was no amount payable for the year 2004. If at the end of year five the loan is not paid back, then the outstanding balance of the loan will be forgiven.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably like to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.  The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of Hemptown’s management, including Jerry Kroll, Hemptown’s Chief Executive Officer, and Guy Prevost, Hemptown’s Chief Financial Officer, of the effectiveness of the design and operation of Hemptown’s disclosure controls and procedures as at March 31, 2005.  Based on that evaluation, Mr. Kroll and Mr. Prevost concluded that Hemptown’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that Hemptown files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms.  Such officers also confirm that there was no change in Hemptown’s internal control over financial reporting during the three-month period ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, Hemptown’s internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

(a) During the three-month period ended March 31, 2005, Hemptown engaged in a private placement offering under Regulation S and Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "1933 Securities Act"), which has been terminated.   Pursuant to the terms of the private placement, Hemptown offered 200,000 units in the capital of Hemptown (the "Unit"), at a subscription price of $0.20 per Unit, with each such Unit being comprised of one share of restricted Common Stock and one-half of one 18-month non-transferable share purchase warrant (the "Warrant").  Each such whole Warrant entitles the holder thereof to purchase one additional share of restricted Common Stock at an exercise price of $0.50 per Warrant during the first 12-months or at an exercise price of $1.00 per Warrant during the final 6-months of the exercise period of the Warrant.  Hemptown sold 200,000 Units at $0.20 per Unit, consisting of 200,000 shares of restricted Common Stock and 100,000 Warrants, for aggregate gross proceeds of $40,000.  The per share price of the offering was arbitrarily determined by the Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, assets and net estimated worth of Hemptown.  Hemptown issued shares of restricted Common Stock to one non-U.S. resident investor.  The investor executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions of and receive answers from

Hemptown's management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commission was paid.

(b) As at December 31, 2004, Hemptown was indebted to a creditor for a one-time campaign set-up fee of CDN $12,400 payable in restricted common stock of the Company.  During the three-month period ended March 31, 2005 Hemptown issued 13,140 Units of the Company to the creditor at $0.71 per Unit.  Each Unit consists of one common share in the capital stock of the Company and one-half of one non-transferable share purchase warrant at an exercise price of $0.75 per Warrant Share during the first 12 months of the Warrant Exercise Period and at an exercise price of U.S. $1.00 per Warrant Share for the final six months of the Warrant Exercise Period.  The shares of Common Stock were issued under the exemption from registration pursuant to Section 4(2) of the 1933 Securities Act.

(c) During the three-month period ended March 31, 2005, Hemptown issued 172,460 Units of the Company at $0.37 per share to a Director as a $63,810 partial settlement of outstanding debt payable as at December 31, 2004.  Each Unit consists of one common share in the capital stock of the Company and one non-transferable common stock purchase warrant at an exercise price of $0.50 per Warrant Share during the first 12 months of the Warrant Exercise Period and at an exercise price of $0.75 per Warrant Share for the final six months of the Warrant Exercise Period.  The shares of Common Stock were issued under the exemption from registration pursuant to Section 4(2) of the 1933 Securities Act.

(d) During the three-month period ended March 31, 2005, there were no Stock Options exercised by Optionees.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibits

The following exhibits are included in this report: See “Exhibit Index” immediately following the following the signature page of this Form 10-QSB.

(b)

Reports on Form 8-K

A Form 8-K, dated April 8, 2005, was filed announcing the confirmation of $223,118.00 from the Government of Canada’s Scientific Research and Experimental Development program in recognition of the Company’s 2002 and 2003 business operations in the development of environmentally friendly fabrics and garments.

A Form 8-K, dated May 2, 2005, was filed announcing the acceptance of the resignation of Robert Edmunds as the Chief Financial Officer of the Company effective April 27, 2005. Mr. Edmunds will remain as a director of the board of directors of the Company.  The 8-K also announced the appointment by the board of directors of Guy Prevost as the Chief Financial Officer of the Company effective May 2, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hemptown Clothing Inc.

Date: May 13, 2005	By: /s/ Jason Finnis
Jason Finnis President, Director

Date: May 13, 2005	By: /s/ Jerry Kroll
Jerry Kroll CEO, Chairman, Director

Date: May 13, 2005	By: /s/ Guy Prevost
Guy Prevost CFO

Exhibit Index

11.1  Statement re: computation of per share earnings.

31.1  Certificate pursuant to Rule 13a-14(a).

31.2  Certification pursuant to Rule 13a-14(a).

32.1  Certificate pursuant to 18 U.S.C. Subsection 1350.

32.2  Certificate pursuant to 18 U.S.C. Subsection 1350.

EXHIBIT 11.1
HEMPTOWN CLOTHING INC. MARCH 31, 2005
Statement Re: Computation Of Per Share Earnings For The Three Months Ending March 31, 2005

EARNINGS PER SHARE FOR THE THREE MONTHS ENDING MARCH 31, 2005 ($0.00) *

*  All outstanding options and warrants are anti-dilutive, and consequently, fully diluted EPS is equal to Basic EPS.

EXHIBIT 31.1

Certification Pursuant To Rule 13a-14(a)

I, Jerry Kroll, certify that:

1. I have reviewed this quarterly report of Form 10-QSB of Hemptown Clothing Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and

 6.

The Company’s other certifying officer and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2005

By:

/s/ JERRY KROLL

Jerry Kroll

Chairman of the Board and

Chief Executive Officer

EXHIBIT 31.2

Certification Pursuant To Rule 13a-14(a)

I, Guy Prevost, certify that:

1. I have reviewed this quarterly report of Form 10-QSB of Hemptown Clothing Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting; and

 6.

The Company’s other certifying officer and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2005

By:

/s/ GUY PREVOST

Guy Prevost

Chief Financial Officer

(Principal Financial Officer)

EXHIBIT 32.1

Certificate Under Section 906 Of The Sarbanes-Oxley Act Of 2002

In connection with the Quarterly Report of Hemptown Clothing Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2005, as filed with the Securities and

Exchange Commission on the date hereof (the "Report"), each of the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 13, 2005

By:

/s/ JERRY KROLL

Jerry Kroll

Chairman of the Board and

Chief Executive Officer

EXHIBIT 32.2

Certificate Under Section 906 Of The Sarbanes-Oxley Act Of 2002

In connection with the Quarterly Report of Hemptown Clothing Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2005, as filed with the Securities and

Exchange Commission on the date hereof (the "Report"), each of the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 13, 2005

By:

/s/ GUY PREVOST

Guy Prevost

Chief Financial Officer

(Principal Financial Officer)