Form 10QSB
period 2005-06-30
HEMPTOWN CLOTHING INC
filed 2005-08-15
CIK 1210294

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

Outstanding as of July 29, 2005

Common Stock, no par value

13,685,635

Transitional Small Business Disclosure Format (check one):

Yes

No __X__

Hemptown Clothing Inc.

Table of Contents

Part I—Financial Information

2

Item 1. Financial Statements

2

Item 2. Management’s Discussion and Analysis or Plan of Operation.

21

Results of Operations

21

Liquidity and Capital Resources

24

Item 3. Controls and Procedures

27

Part II—Other Information

27

Item 1. Legal Proceedings

27

Item 2. Changes in Securities and Use of Proceeds

27

Item 3. Defaults Upon Senior Securities

29

Item 4. Submission of Matters to a Vote of Security Holders

29

Item 5. Other Information

30

Item 6. Exhibits and Reports on Form 8-K

30

SIGNATURES

31

Exhibit Index

32

Certification Pursuant To Rule 13a-14(a)

34

Certification Pursuant To Rule 13a-14(a)

36

Certificate Under Section 906 Of The Sarbanes-Oxley Act Of 2002

38

Certificate Under Section 906 Of The Sarbanes-Oxley Act Of 2002

39

Part I—Financial Information

Item 1. Financial Statements

HEMPTOWN CLOTHING INC.

Interim Consolidated Financial Statements

(unaudited)

June 30, 2005

Index

Consolidated Balance Sheets

Interim Consolidated Statements of Operations and Deficit

Interim Consolidated Statements of Cash Flows

Notes to Interim Consolidated Financial Statements

HEMPTOWN CLOTHING INC.

Consolidated Balance Sheets
June 30, 2005

	June 30,	December 31,
	2005	2004

	(unaudited)
ASSETS

Current
Cash and cash equivalents	$104,646	$13,632
Accounts receivable	225,252	219,626
Government grant receivable (Note 16)	27,274	-
Inventory	309,967	318,605
Prepaid expenses and other	66,488	79,646
Deferred financing costs (Note 3)	3,536	10,815

	737,163	642,324

Property and equipment (Note 7)	22,047	23,442

	$759,210	$665,766

LIABILITIES

Current
Bank loan (Note 5)	$-	$100,545
Accounts payable and accrued liabilities	564,084	387,804
Due to related parties (Note 6)	157,949	126,606
Capital lease obligation, current portion	3,816	7,781
Notes payable (Note 3)	416,321	400,000
Short term loan (Note 4)	34,832	-

	1,177,002	1,022,736

Long term debt (Note 8)	26,408	26,922
Capital lease obligation	9,138	7,896

	1,212,548	1,057,554

STOCKHOLDERS' DEFICIENCY

Capital Stock (Note 9)
Authorized: 100,000,000 common shares without par value
Issued and outstanding : 13,685,635 common shares
(December 31, 2004 - 13,270,035)	1,487,590	1,359,448

Additional paid-in capital	79,081	41,367

Accumulated comprehensive income	14,732	8,328

Deficit	(2,034,741)	(1,800,931)

	(453,338)	(391,788)

	$759,210	$665,766

Commitments (Note 11)
Subsequent Events (Note 17)

The accompanying notes are an integral part of these interim consolidated financial statements.

HEMPTOWN CLOTHING INC.

Interim Consolidated Statements of Operations and Deficit
(unaudited)

	Three months ended			Six months ended
		June 30,			June 30,
	2005		2004	2005		2004

Sales	$303,754		$260,433	$482,317		$536,716

Cost of sales	208,588		198,620	330,183		380,060

Gross margin	95,166		61,813	152,134		156,656

Expenses
Advertising and promotion	42,121		41,754	66,523		73,187
Consulting fees	3,660		-	8,024		-
Consulting fees - stock-based compensation	18,990		-	37,714		-
Contract labour	69,805		33,229	133,415		60,394
Depreciation	3,131		3,067	5,157		4,338
Insurance	4,464		4,965	5,883		12,779
Interest	14,190		7,111	31,885		12,905
Legal and accounting	35,943		40,048	54,501		47,562
Office and general	33,477		19,321	68,462		42,461
Rent	11,186		9,905	22,271		19,810
Research and development	21,431		9,875	51,834		10,175
Salaries & benefits	52,900		56,907	102,442		105,097
Government grant, net of fees (Note 16)	(27,274)		-	(202,167)		-

	284,024		226,182	385,944		388,708

Net loss from operations for the period	(188,858)		(164,369)	(233,810)		(232,052)

Deficit, beginning of period	(1,845,883)		(971,560)	(1,800,931)		(903,877)

Deficit, end of period	$(2,034,741)		$(1,135,929)	$(2,034,741)		$(1,135,929)

Loss per share (basic)	$(0.01)		$(0.01)	$(0.02)		$(0.02)

Weighted average number of shares outstanding (basic)	13,685,635		12,992,933	13,429,143		12,992,933

The accompanying notes are an integral part of these interim consolidated financial statements.

HEMPTOWN CLOTHING INC.

Interim Consolidated Statements of Cash Flows
(unaudited)
	For the six month period ended
	June 30,

	2005	2004

Cash flows from (used in) operating activities
Net loss for the period	$(233,810)	$(232,052)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	5,157	4,338
Stock based compensation	37,714	-
Non-cash deferred financing costs	7,279	(16,667)
Changes in working capital assets and liabilities
Increase in accounts receivable	(5,626)	(247,706)
Increase in government grant receivable	(27,274)	-
Decrease in inventory	8,638	167,411
Decrease (increase) in prepaid expenses	13,158	(58,362)
Decrease (increase) in accounts payable and accrued liabilities	185,610	(179,806)

	(9,154)	(562,814)

Cash flows from (used in) investing activities
Purchase of fixed assets	(3,762)	(3,768)

	(3,762)	(3,768)

Cash flows from (used in) financing activities
Issuance of capital stock for cash	40,000	254,300
Bank loan (repayments) proceeds	(100,545)	84,205
Capital lease obligation (repayment)	(2,723)	30
Issuance of notes payable	16,321	400,000
Short term loan	34,832	-
Related parties advances (payments)	110,153	(30,869)
Long term debt	(514)	-

	97,524	707,666

Effect of exchange rate changes on cash and cash equivalents	6,404	(57,901)

Increase in cash and cash equivalents	91,014	83,153

Cash and cash equivalents, beginning of period	13,632	46,555

Cash and cash equivalents, end of period	$104,646	$129,708

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$10,823	$9,692
Cash paid for income taxes	$-	$-
Capital stock issued in settlement of accounts payable	$9,330	$200,000
Capital stock issued in settlement of related party debt	$78,810	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

HEMPTOWN CLOTHING INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(unaudited)

1.

Nature of Operations and Basis of Presentation

Hemptown Clothing Inc. (the "Company" or "Hemptown") was incorporated in the Province of British Columbia, Canada, on October 6, 1998, and is in the business of clothing manufacturing and sales.

The Company's consolidated financial statements are prepared using generally accepted accounting principles ("GAAP") in the United States of America applicable to a going concern, which contemplates the realization of assets and payment of liabilities in the normal course of business.  The Company has a working capital deficit as at June 30, 2005 of $439,839, has incurred losses since inception of $2,034,741, and further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability.  Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

The continued operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund its working capital requirements, and upon future profitable operations.  The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

There can be no assurance that capital will be available as necessary to meet the Company's working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company.  The issuances of additional equity securities by the Company may result in a significant dilution in the equity interests of its current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, its business and future success may be adversely affected.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2.

Significant Accounting Policies

a)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Hemptown USA, Inc., a Nevada incorporated company, 0697872 B.C. Ltd., a British Columbia incorporated company with extra-provincial registration and Crailar Fiber Technologies Inc., a British Columbia incorporated company with extra-provincial registration.  0697872 B.C. Ltd. was incorporated to hold ownership of a proposed fibre processing plant in Saskatchewan (see Note 15).  Hemptown USA, Inc. was incorporated to factor U.S. sales invoices as required by Spectrum Financial Corporation ("Spectrum") (see Note 4). Hemptown USA Inc. and 0697872 B.C. Ltd. were incorporated by the Company during 2004. Crailar Fiber Technologies Inc was incorporated during 2005. All significant inter-company transactions and account balances have been eliminated upon consolidation.

b)

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results may differ from those estimates.

c)

Revenue Recognition

Revenue is derived from the sale of textile products sold directly to retailers or indirectly through distributors. The Company follows the provisions of Staff Accounting Bulletin No. 104; "Revenue Recognition in Financial Statements". Revenue from the sale of products is only recognized upon shipment of the goods to customers, when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is probable. If collection is not considered probable, revenue will be recognized when it is collected. Until the Company can establish a history of returns, recognition of revenue will be deferred on sales to distributors having right of return privileges until the return period expires. Once a reliable return history is established, such returns will be estimated using historical return rates.

In accordance with Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs", freight and handling charges billed to customers are recorded as revenue while the corresponding freight and handling costs are recorded as cost of sales.

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

Website

5 year straight-line

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

i)

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income, its components and accumulated balances.  The Company presents comprehensive income in its Statement of Changes in Stockholders' Equity.  Total comprehensive income includes, in addition to net loss, changes in equity that are excluded from the Statements of Operations and are recorded directly into the separate section of stockholders' equity on the Balance Sheets.

j)

Stock-based Compensation

In December 2002, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123").  The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information.  The disclosure provisions of SFAS No. 148 were effective for the Company commencing December 31, 2003 and the required disclosures have been made below.

The Company has elected to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above.  In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock.  Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 10:

		Six month period ended June 30, 2005	Six month period ended June 30, 2004
Net loss for the period	As reported	$ (233,810)	$ (232,052)
SFAS 123 compensation expense	Pro-forma	(391,174)	-

Net loss for the period	Pro-forma	$ (624,984)	$ (232,052)

Pro-forma basic net loss per share	Pro-forma	$ (0.05)	$ (0.02)
Pro-forma diluted net loss per share	Pro-forma	$ (0.05)	$ (0.02)

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18").  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25" ("FIN 44"), which provides guidance as to certain applications of APB 25.  Stock-based Compensation.

k)

Cash and Cash Equivalents

Cash equivalents usually consist of highly liquid investments that are readily convertible into cash with maturity of three months or less when purchased.  As at June 30, 2005, cash and cash equivalents consist of bank deposits.

l)

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Common stock equivalents from stock options and warrants were excluded from the calculation of net loss per share for June 30, 2005, and 2004 as their effect is anti-dilutive.

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

n)

Risk management

Currency risk.   Although the Company conducts its business principally in Canada, the majority of its purchases are made in U.S. currency.  Additionally, the majority of the Company's debt is denominated in U.S. currency.  The Company does not currently hedge its foreign currency exposure and accordingly is at risk for foreign currency exchange fluctuations.

Credit risk.  Credit risk is managed by dealing with customers whose credit standing meet internally approved policies, and by ongoing monitoring of credit risk.  As June 30, 2005, the Company had significant concentrations of credit exposure to two customers however management has determined that these customers do not pose a credit risk.

Interest rate risk.  All term debt has fixed interest rates and no significant exposure to interest rate fluctuation risk.

o)

Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, government grant receivable, note payable, accounts payable and accrued liabilities, capital lease obligation, long term debt, and due to related parties.  It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of the Company's financial instruments are estimated by management to approximate their carrying values due to their immediate or short-term maturity. The fair value of advances due to related parties and certain long term debt is not determinable due to the nature of their repayment terms and conditions.

3.

Notes Payable

(a)

Celestine Asset Management Loan

On April 21, 2004, the Company received $400,000 by way of a secured and subordinated loan agreement from Celestine Asset Management ("Celestine").  The term of the loan is from April 21, 2004 to October 21, 2005, and the interest rate thereunder is 10% per annum, calculated semi-annually, with payments due semi-annually. A $20,000 interest payment was due on October 21, 2004 to Celestine, $10,000 of which was paid on February 25, 2005 and the balance of $10,000 was paid on May 9, 2005.  The semi-annual payment of $20,000 that was due April 21, 2005 has been recorded as an accrued liability and the Company has not yet received any demands for payment.

The security granted is by way of a fixed charge and a security interest in the Company's existing accounts receivable insurance policy through Export Development Canada and St. Paul Guarantee Insurance Company respecting losses sustained by the Company, and a floating charge and a security interest in all assets of the Company, subject and subordinate, to any borrowing by the Company with banks and lending institutions.

A fee of $20,000 was paid in connection with arranging the funding of the loan, of which $16,464 has been expensed as of June 30, 2005.   The remaining balance of $3,536 is being amortized on a straight-line basis over the term of the loan (18 months).

(b)

Promissory Note

Pursuant the terms of a Promissory Note dated June 24, 2005 the Company received $16,321 USD, ($20,000 CDN) from a third party for a period of 110 days. The Company is to repay $18,280 ($22,400 CDN) on October 12, 2005.

4.

Short Term Loan

On December 18, 2004 the Company entered into an agreement with Spectrum to factor the Company's sales invoices. Spectrum will advance monies based on approved sales invoices and will charge a commission of one and one-quarter percent (1.25%). Spectrum will advance 70% of the sales invoice when the goods are shipped. The remainder of the invoice less factoring commissions and less any interest will be paid to the Company when the customers have paid Spectrum. Interest will be charged by Spectrum on amounts advanced at the rate of one and one-half percent (1.5%) over the Wall Street Journal designated prime or base rate.

The Company has granted a subordinated security interest to Spectrum over all accounts receivable, all bank deposits and any tax refunds subject to the priority claims of the Bank loan and note payable to Celestine.

As at June 30, 2005 the Company is indebted to Spectrum in the amount of $34,832 for advances on accounts receivable.

Minimum factoring commissions payable under this agreement will be $12,000 over each consecutive twelve month period, payable at the rate of $1,000 per month.

5.

Bank Loan

During the year ended December 31, 2004 and the six month period ended June 30, 2005 the Company utilized a Canadian bank line of credit with interest bearing at the prime business rate plus 5%. The loan was secured by the accounts receivable of the Company and was due on demand. During the fourth quarter of 2004 the Bank determined that the Company was in non-compliance with one of the covenants of its operating line of credit and as a result, required the Company to pay the balance outstanding of its line of credit by April 30, 2005. At March 31, 2005 the Company owed $45,406 to the bank. This amount was reduced during April, 2005 by $24,800, leaving a balance outstanding of $20,606 which was paid in early May 2005.

6.

Due to Related Parties

On February 1, 2005 a Director and officer exercised 30,000 of his stock options dated November 23, 2001 at $0.50 per share to settle $15,000 of his $31,148 debt. As at June 30, 2005 this Director and officer was owed $26,718, (2004 - $nil).

On February 15, 2005 a Director and officer agreed to subscribe for 172,460 Units of the Company at $0.37 per share as partial settlement of outstanding debt in the amount of $63,810.  Each Unit consists of one common share in the capital stock of the Company and one non-transferable common stock purchase warrant at an exercise price of $0.50 per Warrant Share during the first 12 months of the Warrant Exercise Period and at an exercise price of $0.75 per Warrant Share for the final six months of the Warrant Exercise Period.  The expiry date for the warrants is August 21, 2006. As at June 30, 2005 the Company owed this Director and officer $31,916 (2004 -$nil)

On June 15, 2005 the Company received $69,365 from a Director. This amount was outstanding at June 30, 2005 and was repaid on July 18, 2005.

As of June 30, 2005 two other directors and officers were owed a total of $29,950 (2004 - $30,791) .

All amounts due to related parties have no specific terms of repayment, are unsecured, and are non-interest bearing.

7.

Property and Equipment

	Cost	Accumulated Depreciation	Net Book Value June 30, 2005	Net Book Value December 31, 2004
	$	$	$	$
Land (Note 15)	1	-	1	-
Computer equipment	6,123	4,177	1,946	1,547
Equipment	3,503	3,205	298	252
Furniture and fixtures	6,727	2,098	4,629	2,216
Leasehold improvements	7,999	4,891	3,108	3,827
Website	8,878	6,576	2,302	3,429
Computer equipment under capital lease	16,613	8,548	8,065	9,353
Telephone equipment under capital lease	6,000	4,302	1,698	2,818
	55,844	33,797	22,047	23,442

8.

Long Term Debt

As of June 30, 2005 the Company has been advanced funds in the amount of $26,408 (CDN $32,360) from the Canadian Department of Foreign Affairs and International Trade under its Program for Export Market Development ("PEMD") to be used to promote the sales of Canadian goods into foreign markets. The agreement was signed on January 7, 2004 and there is no interest charged on the outstanding amount. The loan is to be paid back each year at 4% of incremental foreign sales over the base year amount by December of the following year. The base year amount is approximately $486,938 (CDN $589,000). There was no amount payable for the year 2004. If at the end of year five the loan is not paid back, then the outstanding balance of the loan will be forgiven.

9.

  Stockholders' Equity

During the six month period ended June 30, 2005 the Company issued 415,600 shares of common stock as follows:

(a)

Pursuant to an Engagement Agreement with TerraChoice Environmental Marketing ("TerraChoice") dated July 29, 2004 the Company was indebted to TerraChoice for a one-time campaign set-up fee of CDN $12,400, payable through the issuance of common stock of the Company.  On February 22, 2005 the Company issued 13,140 Units of the Company at $0.71 per Unit.  Each Unit consists of one common share in the capital stock of the Company and one-half of one non-transferable share purchase warrant at an exercise price of $0.75 per Warrant Share during the first 12 months of the Warrant Exercise Period and at an exercise price of U.S. $1.00 per Warrant Share for the final six months of the Warrant Exercise Period.

(b)

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

(c)

As of December 31, 2004 the Company was indebted to a Director and officer in the amount of $31,148.  On February 1, 2005 this individual exercised 30,000 of his stock options dated November 23, 2001 at $0.50 per share in exchange for settlement of $15,000 of his debt.

(d)

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

a)

Share Purchase Warrants

Share purchase warrants outstanding at June 30, 2005 are:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (yr)
$0.50 - $0.75 $0.50 - $0.75 $0.75 - $1.00 $2.00 - $4.00	172,460(1) 100,000(2) 208,570(3) 300,000(4)	1.14 1.15 0.17 0.64
Total	781,030	0.90

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

	Shares	Weighted-Average Exercise Price
Warrants outstanding, December 31, 2003	550,000	$1.80
Warrants exercised during the year	(200,000)	$0.25
Warrants granted during the year	202,000	$0.75
Warrants expired during the year	-	$0.00
Warrants outstanding, December 31, 2004	552,000	$1.97
Warrants exercised during period	-	$0.00
Warrants granted during period	279,030	$0.51
Warrants expired during the period	(50,000)	$0.75
Warrants outstanding, June 30, 2005	781,030	$1.52

10.

Stock Option Plan

A summary of the status of the Company's Stock Option Plan as of June 30, 2005 is presented below:

	Shares	Weighted-Average Exercise Price
Options outstanding, December 31, 2003	1,831,500	$0.65
Options exercised during the year	(120,000)	$0.50
Options granted during the year	2,576,500	$0.73
Options cancelled during the year	(352,500)	$0.77
Options outstanding, December 31, 2004	3,935,500	$0.70
Options exercised during period	(30,000)	$0.50
Options granted during period	787,500	$0.20
Options cancelled during the period	(632,000)	$0.29
Options outstanding, June 30, 2005	4,061,000	$0.67

June 30, 2005
Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yr)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.50	1,379,500	2.25	$0.32	632,713	$0.47
$0.51 - $1.00	2,681,500	1.75	$0.83	2,580,293	$0.82
	4,061,000	1.92	$0.66	3,213,006	$0.74

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

As calculated, the 132,000 options granted to consultants were valued at $74,900 and will be recorded as a consulting expense and a contribution to additional paid in capital over the vesting period, $68,659 of which has been recorded as of June 30, 2005, of which $37,447 was expensed in the six month period ended June 30, 2005.

The fair value for the 1,462,500 options granted to directors and employees was calculated as $830,100 and, in accordance with the provisions of SFAS 148, will be disclosed on a pro-forma basis in Note 2, over the vesting period.  As of December 31, 2004, $336,414 had been recorded on a pro-forma basis.  During the six month period ended June 30, 2005, $382,888 has been recorded on a pro-forma basis.

On December 9, 2004, the Company granted 300,000 options at an exercise price of $0.32 per share under the Company's Stock Option Plan. The options vest at 1/12 per month beginning January 9, 2005 and expire December 9, 2007. These stock options have not been registered under an S-8 Registration Statement and will be subject to all applicable restrictions. The fair value of these options was $46,100 and none of these options were expensed before being cancelled on January 1, 2005.

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

On May 10, 2005 the Company granted 787,500 stock options at an exercise price of $0.20 per share, under the Company's July 2004 Stock Option Plan.   The options vest at 1/12 per month beginning June 10, 2005 and expire on May 10, 2008.  Of the total number of options granted, 25,000 were granted to consultants and 762,500 were granted to directors and employees and were registered under an S-8 Registration Statement.  The 25,000 options granted to consultants have not been registered under an S-8 Registration Statement and will be subject to all applicable restrictions.  The fair value of all of the options granted was determined to be $102,500 by using the Black-Scholes option pricing model assuming an expected life of 3 years, a risk-free interest rate of 3% and an expected volatility of 100%.

As calculated, the 25,000 options granted to consultants were valued at $3,200 and will be recorded as a consulting expense and a contribution to additional paid in capital over the vesting period, $267 of which has been recorded as of June 30, 2005, all of which was expensed in the current quarter.

The fair value for the 787,500 options granted to directors and employees was calculated as $99,300 and, in accordance with the provisions of SFAS 148, will be disclosed on a pro-forma basis in Note 2, over the vesting period, $8,286 of which has been recorded as of June 30, 2005.

On July 5, 2005 the Company registered 2,024,500 common stock options exercisable at $0.21 per share under an S-8 Registration Statement.

At the Company's 2005 Annual General Meeting, the shareholders of the Company passed an ordinary resolution that subject to regulatory approval, the filing and form of which being at the sole and absolute discretion of the Directors of the Company, the shareholders approve and authorize the adoption by the Company of a new and proposed stock option plan (the "Stock Option Plan") to, among other matters: (i) fix the maximum number of common shares for which options may be granted under the Stock Option Plan at a maximum of up to 13,685,635 common shares of the Company's share capital; and (ii) specify that the options issued pursuant to the Stock Option Plan are non-transferable; and, furthermore, that the Directors of the Company are authorized, in their sole and absolute discretion, to abandon or alter any portion of the Stock Option Plan at any time without the further approval of the shareholders of the Company.

11.

Commitments

a)

Annual Leases

The Company is committed to current annual lease payments totalling $36,805 for premises under lease.  The lease expires in 2006.  Approximate minimum lease payments over the next two years are as follows:

2005	$ 14,737
2006	5,157
$ 19,894

b)

National Research Council of Canada ("NRC") collaboration

In May 2004 the Company entered into a joint collaboration agreement with the NRC to develop a patentable enzyme technology for the processing of hemp fibres.  The agreement is for three years and expires on May 9, 2007.

Over the term of the agreement, the Company is required to pay the NRC $234,609 (CDN $282,000) in cash.  In addition to cash payments, the Company will contribute research and development valued at approximately $460,483 (CDN $553,500).  Payments are due quarterly and the first instalment of $6,900 (CDN $9,200) was paid in July 2004.  Included in accounts payable as of June 30, 2005 are current payments of $64,223 (CDN $78,700) due to the NRC.  Future payments are outlined in the agreement, and are as follows:

	US $	CDN $
2005	39,987	49,000
2006	77,934	95,500
2007	19,585	24,000
	137,506	168,500

The extent of any Intellectual Property that the Company will own is uncertain and difficult to predict, as such specific terms will be negotiated once the final Intellectual Property is developed.  However, the agreement provides for a licensing arrangement to be negotiated, which will enable the Company to commercially exploit any developments from the project.

12.

Income Taxes

As at June 30, 2005 the Company has estimated tax loss carry forwards for tax purposes of approximately $1,865,000 (December 31, 2004 - $1,670,000) which expire between 2005 and 2014.  This amount may be applied against future federal taxable income.  The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations.  When circumstances change and this causes a change in management's judgement about the realizability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

13.

 Related Party Transactions

During the period ended June 30, 2005, $127,377 (2004 - $95,386) was paid as remuneration to officers and directors of the Company. Of this amount, $48,000 (2004 - $46,155) is recorded as salaries and benefits expense and $79,377 (2004 - $49,231) is recorded as contract labor expense.

Of the stock options granted on July 9, 2004 (see Note 10), 1,050,000 were granted to Directors of the Company.  As of June 30, 2005, 962,505 of the Directors' stock options issued on July 9, 2004 have vested.  A pro forma expense of $391,174 has been recognized for these options, as disclosed in Note 2.

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

14.

Economic Dependence

As at June 30, 2005, three suppliers account for 100% of the Company's purchases of inventory. The largest supplier is located in China and supplies 97% of the Company's purchases, the other two are located in Canada and supply approximately 3%.

15.

Property Transfer

On July 3, 2004 the Company received 80 acres of industrial property in Craik, Saskatchewan for the development of a hemp fibre mill.  The Company was given the property for $1 from the Town of Craik and the Rural Municipality of Craik No. 222.  Provided the Company is successful in the development of the mill, by July 1, 2007, there will be no further obligations to the Town of Craik; however, if it is not successful, the Company can either surrender the land back to Craik or retain the land with payment of $27,743. The transfer of the registration was completed on February 8, 2005.

16.

Government Grant Receivable

The Company is eligible for certain non-refundable grants from the Government of Canada under its Scientific Research and Experimental Development tax credit program ("SR&ED Program").

On April 12, 2005 the Company received $174,893 as a reimbursement for certain research and development expenses incurred in prior years, net of a $20,375 consulting fee.

During the second quarter of 2005 the Company recorded an additional grant receivable of $27,274.

The above government grants, net of fees, have been recorded as a recovery of expenses in the six month period ended June 30, 2005.

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

Results of Operations

	Three months ended June 30,			Six months ended June 30,
	2005	2004	% Change	2005	2004	% Change
Revenues	$ 303,754	$ 260,433	+17%	$ 482,317	$ 536,716	-10%
Gross Margin	$ 95,166	$ 61,813	+54%	$ 152,134	$ 156,656	-2%
Loss from Operations	$ (188,858)	$ (164,369)	-15%	$ (233,810)	$ (232,052)	-1%
Basic Loss per Share	$ (0.01)	$ (0.01)		$ (0.02)	$ (0.02)

Second quarter revenues showed an increase over first quarter revenues and an increase of 17% over second quarter revenues of the same period in the previous year. Year to date sales figures decreased due to inventory restraints in the first quarter of 2005.

Six-Month Period Ended June 30, 2005 Compared to Six-Month Period Ended June 30, 2004

Our net operational losses during the six-month period ended June 30, 2005 were ($233,810) compared to ($232,052) during the six-month period ended June 30, 2004 (an increase of $1,758).

Revenue and Gross Margin

During the six-month period ended June 30, 2005, we generated $482,317 in gross revenues compared to $536,716 in gross revenues for the six-month period ended June 30, 2004 (a decrease of $54,399 or approximately 10%).  Cost of goods sold decreased during the six-month period ended June 30, 2005 to $330,183 from $380,060 for the same period in 2004, resulting in net sales or a gross margin of $152,134 for the six-month period ended June 30, 2005 compared to $156,656 for the same period in 2004.

Operating Expenses

During the six-month period ended June 30, 2005, we recorded operating expenses of approximately $385,944 compared to operating expenses of $388,708 during the six-month period ended June 30, 2004 (a decrease of $2,764). However, actual operating expenses of $588,111 were incurred during the six-month period ended June 30, 2005 compared to operating expenses of $388,708 incurred during the same period for 2004  (an increase of $199,403), primarily due to an increase in contract labour, research and development and consulting fees-stock based compensation expenses. Operating expenses incurred during the six-month period ended June 30, 2005 consisted of: (i) $102,442 (2004: $105,097) in salaries and employee benefits; (ii) $66,523 (2004: $73,187) in advertising and promotion; (iii) $133,415 (2004: $60,394) in contract labor; (iv) $54,501 (2004: $47,562) in legal and accounting; (v) $68,462 (2004: $42,462) in office and general; (vi) $22,271 (2004: $19,810) in rent; (vii) $31,885 (2004: $12,905) in interest; (viii) $5,883 (2004: $12,779) in insurance; (ix) $51,834 (2004: $10,175) in research and development; (x) $5,157 (2004: $4,338) in depreciation; (xi) $8,024 (2004: -0-) in consulting fees; and (xii) $37,714 (2004: -0-) in stock-based consulting compensation.

During the six-month period ended June 30, 2005, the operating expenses of $588,111 were reduced by $202,176 due to receipt of grant funds from the Government of Canada Scientific Research and

Experimental tax credit program (the “SRED Program”), resulting in an aggregate $385,944 recorded as operating expenses compared to $388,708 recorded as operating expenses during the same period in 2004.

For the six-month period ended June 30, 2005, advertising and promotion expenditures totaled $66,523 compared with $73,187 for the same period in 2004. Salaries and benefits for the six-month period ended June 30, 2005 were $102,442 compared with $105,097 in 2004. Contract labour increased to $133,415 for the six-month period ended June 30, 2005 compared with $60,394 for the same period in 2004 largely because of preparation for the development of the CRAILAR technology.  Stock based compensation for consulting fees increased to $37,714 for the six-month period ended June 30, 2005 from $-0- for the same period in 2004, because of options granted in July 2004 and May 2005. Accounting and legal expenses increased to $54,501 for the six-month period ended June 30, 2005 from $47,562 compared for the same period in 2004 as a result of increased auditing fees.

Research and development costs of $51,834 incurred in the six-month period ended June 30, 2005 were primarily related to the fees associated with the collaboration with the National Research Council of Canada to develop a patentable enzyme technology to improve the efficiency of hemp fiber processing which should reduce the costs of hemp fiber, and make it more cost competitive with cotton.

Interest costs in the six-month period ended June 30, 2005 were $31,885 compared with $12,905 for the same period in 2004.  The increase in interest costs relate to the $400,000 loan from Celestine Asset Management and the costs of factoring the accounts receivable.

Net Loss

The net loss for the six-month period ending June 30, 2005 was ($233,810) or ($0.02) per share compared to a net loss of ($232,052) or ($0.02) per share for the six-month period ended June 30, 2004, an increase of $1,758.

Three-Month Period Ended June 30, 2005 Compared to Three-Month Period Ended June 30, 2004

Our net operational losses during the three-month period ended June 30, 2005 were ($188,858) compared to ($164,369) during the three-month period ended June 30, 2004 (an increase of $24,489).

Revenue and Gross Margin

During the three-month period ended June 30, 2005, we generated $303,754 in gross revenues compared to $260,433 in gross revenues for the three-month period ended June 30, 2004 (an increase of $43,321).  Cost of goods sold increased during the three-month period ended June 30, 2005 to $208,588 from $198,620 for the same period in 2004, resulting in net sales or a gross margin of $95,166 for the three-month period ended June 30, 2005 compared to net sales or a gross margin of $61,813 for the same period in 2004.

Operating Expenses

During the three-month period ended June 30, 2005, we recorded operating expenses of approximately $284,024 compared to operating expenses of $226,182 during the three-month period ended June 30, 2004 (an increase of $57,842). Actual operating expenses of $311,298  incurred during the three-month period ended June 30, 2005 consisted of: (i) $52,900 (2004: $56,907) in salaries and employee benefits; (ii) $42,121 (2004: $41,754) in advertising and promotion; (iii) $69,805 (2004: $33,229) in contract labor; (iv) $35,943 (2004: $40,048) in legal and accounting; (v) $33,477 (2004: $19,321) in office and general; (vi) $11,186 (2004: $9,905) in rent; (vii) $14,190 (2004: $7,111) in interest; (viii) $4,464 (2004: $4,965) in insurance; (ix) $21,431 (2004: $9,875) in research and development; (x) $3,131 (2004: $3,067) in depreciation; (xi) $3,660 (2004: -0-) in consulting fees; and (xii) $18,990 (2004: -0-) in stock-based consulting compensation.

During the three-month period ended June 30, 2005, the operating expenses of $311,298 were reduced by $27,274 due to receipt of grant funds from the SRED Program, resulting in an aggregate $284,024 recorded as operating expenses compared to $226,182 recorded as operating expenses during the same period in 2004.

Net Loss

The net loss for the three-month period ending June 30, 2005 was ($188,858) or ($0.01) per share compared to a net loss of ($164,369) or ($0.01) per share for the three-month period ended June 30, 2004, an increase of $24,489.

Liquidity and Capital Resources

For the Six-Month Period Ended June 30, 2005

As at June 30, 2005, our current assets were $737,163 and our current liabilities were $1,177,002, which resulted in a working capital shortfall of $439,839. As at June 30, 2005, total assets were $759,210 consisting of: (i) $225,252 in trade accounts receivable and $27,274 in Government grant receivable; (ii) $309,967 in inventory; (iii) $104,646 in cash; (iv) $66,488 in prepaid expenses and other; (v) $3,536 in deferred financing costs; and (vi) $22,047 in fixed assets.

As at June 30, 2005, liabilities were comprised of (i) $564,084 in accounts payable and accrued liabilities; (ii) $157,949 in amounts due related parties; iii) $3,816 in current portion of capital lease obligation; (iv) $416,321 in note payable; (vi) $34,832 short term loan; (vii) $26,408 in long term liabilities and (viii) $9,138 in capital lease obligation. See “- Material Commitments.”

Stockholders' deficiency increased from ($391,788) at December 31, 2004 to ($453,338) at the six-month period ended June 30, 2005.

As at June 30, 2005 we had cash of $104,646 compared with $13,632 at December 31, 2004. The bank line of credit decreased from $100,545 in December 2004 to $0 in the second quarter of 2005.

The cash flows used in operations for the six-month period ended June 30, 2005 were $9,154 compared with $562,814 for the same period in 2004.  Cash flows used in operations for the six-month period ended June 30, 2005 consisted primarily of a net loss of ($233,810), with changes in working capital assets and liabilities of an increase in accounts receivable to ($5,626), an increase in the SRED Program grant receivable of ($27,274),  a decrease in inventory of $8,638, and an increase in accounts payable and accrued liabilities of $185,610.

Cash flows provided by financing activities were $97,524 versus $707,666 during the same period in 2004.  The decrease in funds provided by financing activities was largely caused by the reduction of the bank line of credit by ($100,545) and a reduced issuance of share capital for cash; $40,000 in the period versus $254,300 in 2004.

The effect of exchange rates on cash resulted in a gain of $6,404 for the first six months of 2005, compared with a $57,901 loss in the first six months of 2004.  These gains and losses are the result of fluctuations in the Canadian dollar versus the US dollar.

Plan of Operation

We have been, since our inception, reliant on external investment to finance ongoing operations, as we are not yet operating profitably. We plan to continue to increase efficiency in inventory control by eliminating slow turning items and adding new items from our HT Naturals™ product line. An increased focus on private label and retail sales is expected to grow sales in the future. New sources of production financing will provide continuous product availability and the capacity to provide product as ordered.

Our collaboration with the National Research Council is continuing on schedule and we continue to be confident of the value of this research as confirmation of the commercial viability of the Hemptown fiber process (CRAILAR™) has been received from industry. We have received commercial interest regarding (CRAILAR™) and subject to further testing, are anticipating sales in the fourth quarter of 2005.

During 2005 we added a new line of clothing called HT Naturals™ to augment our growing product base. HT Naturals™ is an “eco-fabric”, which is crafted from a proprietary combination of fabric blends including organic cotton, bamboo, soy, recycled polyester, and other organic textiles.  The bamboo component has the look of rayon, feels like silk and is softer than cotton on the body.  The soy component is a by-product of soy food production, and is often termed as “vegetable cashmere”.

Mr. Mike Evans has accepted a position with us as Vice President-Finance, to assist us in obtaining financing and strengthening our exposure in the public markets. Mr. Evans is a principal of Evans & Evans Inc. a firm that specializes in financial advisory services.

Quota categories for the import of 100% cotton from China into the United States have been filled as of July 5, 2005 and will re-open on January 1, 2006.  Our core products are unaffected by this closure as they are a hemp/cotton blend and product shipment to the United States continues as normal

Mr. Gordon Mackie joined our Advisory Board in April 2005.  Mr. Mackie is a textile engineer based in Europe with expertise in the spinning and processing of natural fibers.

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

Material Commitments

A significant commitment for us for fiscal year 2005 is the principal amount of $400,000 due and owing pursuant to a secured and subordinated loan agreement with Celestine Asset Management (“CAM”).  The term of the loan is from April 21, 2004 to October 21, 2005, and the interest rate is 10% per annum, calculated semi-annually, with payments due semi-annually.  The semi-annual payment of $20,000 that was due April 21, 2005 has not been paid, and we expect to make this payment during the third fiscal quarter of 2005. As of the date of this Quarterly Report, we have not received any demand from CAM for payment. The security granted to CAM is pursuant to: (i) a fixed charge and a security interest in our existing accounts receivable insurance policy obtained through Export Development Canada and St. Paul Guarantee Insurance Company respecting losses sustained us; and (ii) a floating charge and a security interest in all of our assets, subject and subordinate to any borrowing by us with banks and lending institutions.

A significant commitment for us for fiscal year 2004 is the principal amount of $64,223 due and owing pursuant to a collaboration agreement with the National Research Council of Canada (the “NRC”), to develop a patentable enzyme technology for the processing of hemp fibres (the “Collaboration Agreement”).  The Collaboration Agreement is for a period of three years and expires on May 9, 2007.  Pursuant to the terms and conditions of the Collaboration Agreement, we are required to pay to NRC $137,506 in total for the remainder of 2005 and 2006, 2007. Payment of $64,223 is due and owing as at June 30, 2005.

A significant commitment for us for fiscal year 2005 is the principal amount of $34,832 due and owing Crestmark Financial for advances on accounts receivable. On December 18, 2004 we entered into an agreement with Crestmark to factor our sales invoices. Crestmark will advance monies based on approved sales invoices and will charge a commission of one and one-quarter percent (1.25%). Crestmark will advance 70% of the sales invoice when the goods are shipped. The remainder of the invoice less factoring commissions and less any interest will be paid to us when the customers have paid Crestmark. Interest will be charged by Crestmark on amounts advanced at the rate of one and one-half percent (1.5%) over the Wall Street Journal designated prime or base rate. We have granted a subordinated security interest to Crestmark over all accounts receivable, all bank deposits and any tax refunds subject to the priority claims of the Bank loan and note payable to Celestine. Minimum factoring commissions payable under this agreement will be $12,000 over each consecutive twelve month period, payable at the rate of $1,000 per month.

A significant commitment for us for fiscal 2005 is the amount of $26,753 (CDN $32,360) advanced from the Canadian Department of Foreign Affairs and International Trade under its Program for Export Market Development (“PEMD”) to be used to promote the sales of Canadian goods into foreign markets. The agreement was signed on January 7, 2004. The loan is to be paid back each year at 4% of incremental foreign sales over the base year amount by December of the following year. There is no interest charged on the outstanding amount. The base year amount was approximately $486,938 (CDN $589,000). There was no amount payable for the year 2004 or at the end of June 30, 2005. If at the end of year five the loan is not paid back, then the outstanding balance of the loan will be forgiven.

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

Item 3. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including Jerry Kroll, our Chief Executive Officer, and Guy Prevost, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as at June 30, 2005.  Based on that evaluation, Mr. Kroll and Mr. Prevost concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms.  Such officers also confirm that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

During the six-month period ended June 30, 2005, we issued securities pursuant to contractual debts or financings as follows:

(i)  During the six-month period ended June 30, 2005, we engaged in a private placement offering under Regulation S and Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “1933 Securities Act”), which has been terminated. Pursuant to the terms of the private placement, we offered 200,000 units in our capital (the “Unit”), at a subscription price of $0.20 per Unit, with each such Unit being comprised of one share of restricted common stock and one-half of one 18-month non-transferable share purchase warrant (the “Warrant”). Each such whole Warrant entitled the holder thereof to purchase one additional share of restricted common stock at an exercise price of $0.50 per Warrant during the first 12-months or at an exercise price of $1.00 per Warrant during the final 6-months of the exercise period of the Warrant. We sold 200,000 Units at $0.20 per Unit, consisting of 200,000 shares of restricted common stock and 100,000 Warrants, for aggregate gross proceeds of $40,000. We issued shares of restricted common stock to one non-U.S. resident investor. The investor executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions or and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commission was paid.

As of the date of this Quarterly Report, no Warrants have been exercised.

(ii) As at December 31, 2004, we were indebted to a creditor for a one-time campaign set-up fee of CDN $12,400 payable in our restricted common stock. During the six-month period ended June 30, 2005, we issued 13,140 Units to the credit at $0.71 per Unit. Each Unit consists of one common share and one-half of one non-transferable share purchase warrant at an exercise price of $0.75 per warrant during the first 12 months of the warrant exercise period and at an exercise price of $1.00 per warrant for the final six months of the warrant exercise price. The Units were issued under the exemption from registration pursuant to Section 4(2) of the 1933 Securities Act.

As of the date of this Quarterly Report, no Warrants have been exercised.

(iii) During the six-month period ended June 30, 2005, we issued 172,460 Units at $0.37 per share to one of our directors as a $63,810 partial settlement of outstanding debt due and owing as at December 31, 2004. Each Unit consists of one common share and one non-transferable common stock purchase warrant at an exercise price of $0.50 per warrant during the first 12 months of the exercise period and at an exercise price of $0.75 per warrant for the final six months of the warrant exercise period. The Units were issued under the exemption from registration pursuant to Section 4(2) of the 1933 Securities Act.

As of the date of this Quarterly Report, no Warrants have been exercised.

(iv) On July 5, 2005, our Board of Directors authorized and directed the filing of an S-8 Registration Statement under the 1933 Securities Act to register 2,024,500 stock options exercisable into shares of common stock at $0.21 per share under the 2005 Stock Option Plan.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On June 18, 2005, an annual meeting of shareholders (the “Meeting”) was held for the following purposes: (i) to ratify and approve the prior actions of the Board of Directors; (ii) to approve and ratify the appointment of Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, as our independent public accountant and auditor; (iii) to elect the following nominees to the Board of Directors: Jerry Kroll, Jason Finnis, Larisa Harrison, Robert Edmunds and Guy Carpenter; (iv) to approve a proposed 2005 stock option plan for our key personnel (the “2005 Stock Option Plan”); and (v) to approve a proposed amendment to our Articles of Incorporation, as amended, to effectuate a proposed name change to such name as may be approved by our Board of Directors in its sole and absolute discretion (the “Name Change”).

Only shareholders of record at the close of business on April 18, 2005 (the “Record Date”) were entitled to notice or and to vote the shares of common stock held by them on such date at the Meeting or any and all adjournments thereof. As of the Record Date, an aggregate 13,685,635 shares of common stock were outstanding.  There was no other class of voting securities outstanding at that date.

Each share of common stock held by a shareholder entitled such shareholder to one vote on each matter that was voted at the Meeting. The presence, in person or by proxy, of the holders of a majority of the outstanding share of common stock was necessary to constitute a quorum at the Meeting. Assuming that a quorum was present, the affirmative vote of the holders of a majority of the shares of common stock outstanding was required to approve the matters presented for approval at the Meeting.

On June 18, 2005, the Meeting of shareholders was held with the resulting votes cast either in person or proxy as below.

1.

Approval and ratification of the acts of our Board of Directors.

For	6,255,462
Against	0
Abstain	705,998
Broker non-vote	0

2.

Approval and ratification of the appointment of Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, as our independent public accountants.

For	6,257,462
Against	0

Abstain	703,998
Broker non-vote	0

3.

Approval of the election of directors to our Board of Directors.

	Number of Shares
	For	Withheld
Jerry Kroll	6,278,462	682,998
Jason Finnis	6,961,460	0
Larisa Harrison	6,278,462	682,998
Robert Edmunds	6,691,460	0
Guy Carpenter	6,278,462	682,998

4.

Approval of proposed 2005 Stock Option Plan.

For	6,222,262
Against	739,198
Abstain	0
Broker non-vote	0

5.

Approval of proposed Name Change.

For	6,958,460
Against	3,000
Abstain	0
Broker non-vote	0

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibits

The following exhibits are included in this report: See “Exhibit Index” immediately following the following the signature page of this Form 10-QSB.

(b)

Reports on Form 8-K

A Form 8-K, dated April 8, 2005, was filed announcing the confirmation of $223,118.00 from the Government of Canada’s Scientific Research and Experimental Development program in recognition of our 2002 and 2003 business operations in the development of environmentally friendly fabrics and garments.

A Form 8-K, dated May 2, 2005, was filed announcing the acceptance of the resignation of Robert Edmunds as our Chief Financial Officer effective April 27, 2005. Mr. Edmunds will remain as a director on our Board of Directors.   The 8-K also announced the appointment by the board of directors of Guy Prevost as our Chief Financial Officer effective May 2, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hemptown Clothing Inc.

Date: August 11, 2005	By: /s/ Jason Finnis
Jason Finnis President, Director

Date: August 11, 2005	By: /s/ Jerry Kroll
Jerry Kroll CEO, Chairman, Director

Date: August 11, 2005	By: /s/ Guy Prevost
Guy Prevost CFO

Exhibit Index

11.1  Statement re: computation of per share earnings.

31.1  Certificate pursuant to Rule 13a-14(a).

31.2  Certification pursuant to Rule 13a-14(a).

32.1  Certificate pursuant to 18 U.S.C. Subsection 1350.

32.2  Certificate pursuant to 18 U.S.C. Subsection 1350.

EXHIBIT 11.1
HEMPTOWN CLOTHING INC. JUNE 30, 2005
Statement Re: Computation Of Per Share Earnings For The Six Months Ending June 30, 2005

EARNINGS PER SHARE FOR THE SIX MONTHS ENDING JUNE 30, 2005 ($0.02) *

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

Date: August 11, 2005

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

Date: August 11, 2005

By:

/s/ GUY PREVOST

 Guy Prevost

Chief Financial Officer

(Principal Financial Officer)

EXHIBIT 32.1

Certificate Under Section 906 Of The Sarbanes-Oxley Act Of 2002

In connection with the Quarterly Report of Hemptown Clothing Inc. (the "Company") on Form 10-QSB for the quarter ended June 30, 2005, as filed with the Securities and

Exchange Commission on the date hereof (the "Report"), each of the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 11, 2005

By:

/s/ JERRY KROLL

Jerry Kroll

Chairman of the Board and

Chief Executive Officer

EXHIBIT 32.2

Certificate Under Section 906 Of The Sarbanes-Oxley Act Of 2002

In connection with the Quarterly Report of Hemptown Clothing Inc. (the "Company") on Form 10-QSB for the quarter ended June 30, 2005, as filed with the Securities and

Exchange Commission on the date hereof (the "Report"), each of the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 11, 2005

By:

/s/ GUY PREVOST

Guy Prevost

Chief Financial Officer

(Principal Financial Officer)