Form 10-Q
period 2005-09-30
HEMPTOWN CLOTHING INC
filed 2005-11-15
CIK 1210294

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

Yes

     X

No _____

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _____   No __X___

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

Outstanding as of November 10, 2005

Common Stock, no par value

13,685,635

Transitional Small Business Disclosure Format (check one):

Yes

No __X__

Hemptown Clothing Inc.

Table of Contents

Part I—Financial Information

4

Item 1. Financial Statements

4

Item 2. Management’s Discussion and Analysis or Plan of Operation.

20

Item 3. Controls and Procedures

24

Part II—Other Information

24

Item 1. Legal Proceedings

24

Item 2. Changes in Securities and Use of Proceeds

24

Item 3. Defaults Upon Senior Securities

26

Item 4. Submission of Matters to a Vote of Security Holders

26

Item 5. Other Information

28

Item 6. Exhibits and Reports on Form 8-K

28

SIGNATURES

28

Exhibit Index

29

Certification Pursuant To Rule 13a-14(a)

31

Certification Pursuant To Rule 13a-14(a)

32

Certificate Under Section 906 Of The Sarbanes-Oxley Act Of 2002

33

Certificate Under Section 906 Of The Sarbanes-Oxley Act Of 2002

34

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HEMPTOWN CLOTHING INC.

Interim Consolidated Financial Statements

(unaudited)

September 30, 2005

Index

Consolidated Balance Sheets

Interim Consolidated Statements of Operations and Deficit

Interim Consolidated Statements of Cash Flows

Notes to Interim Consolidated Financial Statements

HEMPTOWN CLOTHING INC. Consolidated Balance Sheets September 30, 2005
	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current
Cash and cash equivalents	$1,639,671	$13,632
Accounts receivable	136,312	219,626
Inventory	274,075	318,605
Prepaid expenses and other	59,736	79,646
Deferred financing costs (Note 4)	-	10,815
	2,109,794	642,324
Property and equipment (Note 8)	20,043	23,442
	$2,129,837	$665,766
LIABILITIES
Current
Bank loan (Note 6)	$-	$100,545
Accounts payable and accrued liabilities	368,248	387,804
Due to related parties (Note 7)	193,364	126,606
Note payable, current portion (Note 4)	100,000	-
Capital lease obligation, current portion	2,099	7,781
Short term debt (Note 5)	21,202	400,000
	684,913	1,022,736
Note payable (Note 4)	300,000
Long term debt (Note 9)	27,832	26,922
Capital lease obligation	10,814	7,896
	1,023,559	1,057,554
Non-Controlling Interest (Note 3)	287,101	-
STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital Stock (Note 10)
Authorized: 100,000,000 common shares without par value
Issued and outstanding : 14,205,635 common shares
(December 31, 2004 - 13,270,035)	1,607,599	1,359,448
Subscription proceeds received	400,000	-
Additional paid-in capital	97,857	41,368
Accumulated comprehensive income	13,563	8,328
Deficit	(1,299,842)	(1,800,931)
	819,177	(391,788)
	$2,129,837	$665,766
Commitments (Note 11)
Subsequent Events (Note 17)
The accompanying notes are an integral part of these interim consolidated financial statements.

HEMPTOWN CLOTHING INC. Interim Consolidated Statements of Operations and Deficit (unaudited)
	Three months ended September 30,		Nine months ended September 30,

	2005	2004	2005	2004
Sales	$323,939	$158,447	$806,256	$703,908
Cost of sales	255,619	105,288	585,802	491,091
Gross margin	68,320	53,159	220,454	212,817
Expenses
Advertising and promotion	57,776	56,638	126,506	130,820
Consulting fees	25,590	-	33,614	-
Consulting fees - stock-based compensation	7,041	23,857	44,755	23,857
Contract labour	56,382	67,231	189,797	124,807
Contract labour - stock based compensation	15,000	-	15,000	-
Depreciation	3,597	2,532	8,754	6,910
Insurance	3,273	4,030	9,157	17,056
Interest	27,665	13,973	59,444	29,001
Legal and accounting	13,459	7,982	69,684	55,781
Office and general	21,728	34,965	86,202	74,078
Rent	11,547	10,456	33,818	30,580
Research and development	26,987	15,003	78,982	25,187
Salaries & benefits	77,605	63,554	180,048	173,854
Government grant, net of fees (Note 16)	1,067	-	(201,100)	-
	348,717	300,221	734,661	691,931
Loss from operations	(280,397)	(247,062)	(514,207)	(479,114)
Gain resulting from change in ownership of subsidiary (Note 3)	975,469	-	975,469	-
Non Controlling Interest	39,827	-	39,827	-
Net income (loss) for the period	734,899	(247,062)	501,089	(479,114)
Deficit, beginning of period	(2,034,741)	(1,135,929)	(1,800,931)	(903,877)
Deficit, end of period	$(1,299,842)	$(1,382,991)	$(1,299,842)	$(1,382,991)
Earnings (Loss) per share (basic)	$0.05	$(0.02)	$0.04	$(0.04)
Earnings (Loss) per share (diluted)	$0.04	$(0.02)	$0.03	$(0.04)
Weighted average number of shares outstanding (basic)	13,807,809	13,270,035	13,648,110	13,085,975
Weighted average number of shares outstanding (diluted)	18,867,838	13,270,035	18,708,140	13,085,975
The accompanying notes are an integral part of these interim consolidated financial statements

HEMPTOWN CLOTHING INC. Interim Consolidated Statements of Cash Flows (unaudited)
	For the nine month period ended
	2005	2004
Cash flows from (used in) operating activities
Net income (loss) for the period	$501,089	$(479,115)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	8,754	6,910
Stock based compensation	59,755	23,857
Gain resulting from change of ownership in subsidiary	(975,469)	-
Non-controlling interest	(39,827)	-
Non-cash deferred financing costs	10,815	(13,739)
Changes in working capital assets and liabilities
Decrease (increase) in accounts receivable	83,314	(234,310)
Decrease (increase) in inventory	44,530	182,547
Decrease (increase) in prepaid expenses	19,910	(40,616)
(Decrease) increase in accounts payable and accrued liabilities	4,827	(164,305)
(Decrease) increase in capital lease obligation	-	1,607
	(282,302)	(717,164)
Cash flows from (used in) investing activities
Purchase of fixed assets	(5,355)	(5,530)
	(5,355)	(5,530)
Cash flows from (used in) financing activities
Issuance of capital stock for cash	145,000	254,300
Stock subscriptions received	400,000	-
Proceeds from sale of subsidiary shares	1,300,000	-
Capital lease obligation (repayment)	(2,764)	-
Bank loan (repayments) proceeds	(100,545)	142,750
Issuance of notes payable	-	400,000
Short term loans	21,202	-
Related party advances	145,568	4,745
	1,908,461	801,795
Effect of exchange rate changes on cash and cash equivalents	5,235	(55,779)

Increase in cash and cash equivalents	1,626,039	23,322

Cash and cash equivalents, beginning of period	13,632	46,555

Cash and cash equivalents, end of period	$1,639,671	$69,877

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$38,582	$9,692
Cash paid for income taxes	$-	$-
Capital stock issued in settlement of accounts payable	$9,330	$200,000
Capital stock issued in settlement of related party debt	$78,810	$-

The accompanying notes are an integral part of these interim consolidated financial statements.

HEMPTOWN CLOTHING INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

1.

Nature of Operations and Basis of Presentation

Hemptown Clothing Inc. (the “Company” or “Hemptown”) was incorporated in the Province of British Columbia, Canada, on October 6, 1998, and is in the business of clothing manufacturing and sales.

The Company’s consolidated financial statements are prepared using generally accepted accounting principles (“GAAP”) in the United States of America applicable to a going concern, which contemplates the realization of assets and payment of liabilities in the normal course of business.  The Company has incurred losses since inception of $1,299,842, and further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

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

Since July 1, 2005 the Company has raised $1,887,000 in capital. This financing will ensure that all ongoing working capital requirements are met and for the continued development of the Crailar enzyme process.  However, there can be no assurance that capital will continue to be available as necessary to meet the Company’s ongoing working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company.

Unaudited Interim Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

HEMPTOWN CLOTHING INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

2.

Significant Accounting Policies

a)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and (a) its wholly-owned subsidiaries, Hemptown USA, Inc., a Nevada incorporated company and 0697872 B.C. Ltd., a British Columbia incorporated company with extra-provincial registration; and (b) its 75% ownership in Crailar Fiber Technologies Inc., a British Columbia incorporated company with extra-provincial registration.  0697872 B.C. Ltd. was incorporated to hold ownership of a proposed fibre processing plant in Saskatchewan (see Note 15).  Hemptown USA, Inc. was incorporated in order to enable the Company to factor its U.S. sales invoices as required by Spectrum Financial Corporation (“Spectrum”) (see Note 5(a)). Hemptown USA Inc. and 0697872 B.C. Ltd. were incorporated by the Company during 2004. Crailar Fiber Technolgies Inc was incorporated during 2005 and a 25% interest was sold during the period ended September 30, 2005 (Refer to Note 3). All significant inter-company transactions and account balances have been eliminated upon consolidation.

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

HEMPTOWN CLOTHING INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

e)

Property and equipment

Property and equipment are stated at cost and are depreciated as follows:

Computer equipment

30% declining balance

Equipment

30% declining balance

Furniture and fixtures

20% declining balance

Leasehold improvements

30% declining balance

Computer Equipment under Capital Lease

30% declining balance

Equipment under Capital Lease

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

HEMPTOWN CLOTHING INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 10:

		Nine month period ended September 30, 2005	Nine month period ended September 30, 2004
Net income (loss) for the period	As reported	$ 501,089	$ (479,114)
SFAS 123 compensation expense	Pro-forma	(525,760)	(255,097)

Net loss for the period	Pro-forma	$ (24,671)	$ (734,211)

Pro-forma basic net loss per share	Pro-forma	$ (0.00)	$ (0.06)
Pro-forma diluted net loss per share	Pro-forma	$ (0.00)	$ (0.06)

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

HEMPTOWN CLOTHING INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

k)

Cash and Cash Equivalents

Cash equivalents usually consist of highly liquid investments that are readily convertible into cash with maturity of three months or less when purchased.  As at September 30, 2005, cash and cash equivalents consist of bank deposits.

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

o)

Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable,  note payable, accounts payable and accrued liabilities, capital lease obligation, short term debt, long term debt, and due to related parties.  It is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of the Company’s financial instruments are estimated by management to approximate their carrying values due to their immediate or short-term maturity. The fair value of advances due to related parties and certain long term debt is not determinable due to the nature of their repayment terms and conditions.

3.

Non-Controlling Interest

During the third quarter of 2005, Crailar Fiber Technologies Inc. (“Crailar”)issued 1,300,000 shares from treasury at $1.00 per share for total proceeds of $1,300,000, representing 25% of the total outstanding stock.  The funds raised will be used to further develop the Crailar enzymatic process.  As at September 30, 2005 Hemptown Clothing Inc. owns the remaining 75% of Crailar.

The Company has recorded a gain of $975,469 resulting from the change in ownership of Crailar.

HEMPTOWN CLOTHING INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

4.

Note Payable

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

A fee of $20,000 was paid in connection with arranging the funding of the loan, of which $20,000 has been expensed as of September 30, 2005.   The fee was amortized on a straight-line basis over the term of the loan (18 months).

As of October 22, 2005, Celestine Asset Management has agreed to renew the loan until April 22, 2007 at 12% per annum, calculated semi-annually, with interest payments due semi-annually. The loan is due as follows: (a) $100,000 on July 21, 2006; and (b) $300,000 on April 22, 2007. Security remains the same as during the previous term of the loan. There was no fee paid for arranging the renewal of the loan.

5.

Short Term Debt

(a)

Spectrum

On December 18, 2004 the Company entered into an agreement with Spectrum to factor the Company’s sales invoices. Spectrum advances monies based on approved sales invoices and will charge a commission of one and one-quarter percent (1.25%) of the invoice amount. Spectrum advances 70% of the sales invoice when the goods are shipped. The remainder of the invoice less factoring commissions and less any interest owing will be paid to the Company when the customers have paid Spectrum. Interest is charged by Spectrum on amounts advanced at the rate of one and one-half percent (1.5%) over the Wall Street Journal designated prime or base rate.

The Company has granted a subordinated security interest to Spectrum over all accounts receivable, all bank deposits and any tax refunds subject to the priority claims of the Bank loan and note payable to Celestine.

As at September 30, 2005 the Company is indebted to Spectrum in the amount of $4,002 for advances on accounts receivable.

Minimum factoring commissions payable under this agreement will be $12,000 over each consecutive twelve month period, payable at the rate of $1,000 per month.

(b)

Promissory Note

Pursuant to the terms of a Promissory Note dated June 24, 2005 the Company received $17,200 USD, ($20,000 CDN) from a third party for a period of 110 days. The Company repaid the loan on October 12, 2005

HEMPTOWN CLOTHING INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

6.

Bank Loan

During the year ended December 31, 2004 and the nine month period ended September 30, 2005 the Company utilized a Canadian bank line of credit with interest bearing at the bank’s prime business rate plus 5%. The loan was secured by the accounts receivable of the Company and was due on demand. During the fourth quarter of 2004 the Bank determined that the Company was in non-compliance with one of the covenants of its operating line of credit and as a result, required the Company to pay the balance outstanding of its line of credit which was paid in the second quarter of 2005.

7.

Due to Related Parties

On February 1, 2005 a Director and officer exercised 30,000 of his stock options dated November 23, 2001 at $0.50 per share to settle $15,000 of his $31,148 debt. As of September 30, 2005 this Director and officer was owed $31,837 (December 31, 2004 - $7,926).

On February 15, 2005 a Director and officer agreed to subscribe for 172,460 Units of the Company at $0.37 per share as partial settlement of outstanding debt in the amount of $63,810.  Each Unit consists of one common share in the capital stock of the Company and one non-transferable common stock purchase warrant at an exercise price of $0.50 per Warrant Share during the first 12 months of the Warrant Exercise Period and at an exercise price of $0.75 per Warrant Share for the final six months of the Warrant Exercise Period.  The expiry date for the warrants is August 21, 2006. On July 8, 2005 this director advanced $35,000 directly to a supplier, on behalf of the Company. He was repaid on October 18, 2005. As of September 30, 2005 the Company owed this Director and officer $70,894 (December 31,2004 -$14,961).

On June 15, 2005 the Company received $69,365 from a Director. This amount was repaid on July 18, 2005. This same director loaned the Company $51,604 on August 30, 2005, to be repaid on December 15, 2005. The interest rate is 12% per annum and is secured by the assets of the Company.

All other amounts due to related parties have no specific terms of repayment, are unsecured, and are non-interest bearing

As of September 30, 2005 two other directors and officers were owed a total of $39,030 (December 31, 2004 - $19,552).

8.

Property and Equipment

	Cost	Accumulated Depreciation	Net Book Value Sept 30, 2005	Net Book Value December 31, 2004
	$	$	$	$
Land (Note 15)	1	-	1	-
Computer equipment	7,125	4,539	2,586	1,547
Equipment	3,503	3,222	281	252
Furniture and fixtures	6,727	2,539	4,188	2,216
Leasehold improvements	7,999	5,339	2,660	3,827
Website	9,470	7,147	2,323	3,429
Computer equipment under capital lease	16,613	9,951	6,662	9,353
Telephone equipment under capital lease	6,000	4,658	1,342	2,818
	57,438	37,395	20,043	23,442

HEMPTOWN CLOTHING INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

9.

Long Term Debt

As of September 30, 2005 the Company has been advanced funds in the amount of $27,832 (CDN $32,360) from the Canadian Department of Foreign Affairs and International Trade under its Program for Export Market Development (“PEMD”) to be used to promote the sales of Canadian goods into foreign markets. The agreement was signed on January 7, 2004 and there is no interest charged on the outstanding amount. The loan is to be paid back each year at 4% of incremental foreign sales over the base year amount by December of the following year. The base year amount is approximately $487,000 (CDN $589,000). There was no amount payable for the year 2004 or for the nine month period ended September 30, 2005. If at the end of year five the loan is not paid back, then the outstanding balance of the loan will be forgiven.

10.

Stockholders’ Equity

During the nine month period ended September 30, 2005 the Company issued 415,600 shares of common stock as follows:

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

(e)

Issued 400,000 shares of common stock of the Company through a private placement of units for total proceeds of $100,000. Each Unit consists of one common share in the capital stock of the Company and one non-transferable common stock purchase warrant at an exercise price of $0.50 per Warrant Share. The expiry date for the warrants is September 9, 2007.

(f)

Issued 20,000 shares of common stock of the Company through a private placement of units for total proceeds of $5,000. Each unit consists of one common share in the capital stock of the Company and one non-transferable common stock purchase warrant at an exercise price of $0.50 per Warrant Share during the first 12 months of the Warrant Exercise Period and at an exercise price of $1.00 per Warrant Share for the final six months of the Warrant Exercise Period. The expiry date for the warrants is March 13, 2007.

HEMPTOWN CLOTHING INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

(g)

Issued 100,000 shares as stock based compensation on July 20, 2005 at a price of $0.15 per share.

(h)

Share purchase warrants outstanding at September 30, 2005 are:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (yr)
$0.50 - $0.75 $0.50 - $0.75 $0.50 - $0.75 $0.75 - $1.00 $2.00 - $4.00	400,000(1) 172,460(2) 120,000(3) 6,570(4) 300,000(5)	1.45 .92 1.02 .92 0.42
Total	999,030	0.98

(1)  Each whole share purchase warrant consists of the right to purchase one common share at an exercise price of $0.50 for the 24 month warrant exercise period.

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

(4)  Each whole share purchase warrant consists of the right to purchase one common share at an exercise price of $0.75 during the first 12 months of the warrant exercise period, and at an exercise price of $1.00 during the final 6 months, of the warrant exercise period.

HEMPTOWN CLOTHING INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

(5)  Each warrant unit consists of the right to purchase one common share at a price of $2.00, plus one piggyback warrant, which consists of a right to purchase one common share at a price of $4.00.  The piggyback warrants expire one year from the exercise of the warrant units.

	Shares	Weighted-Average Exercise Price
Warrants outstanding, December 31, 2003	550,000	$1.80
Warrants exercised during the year	(200,000)	$0.25
Warrants granted during the year	202,000	$0.75
Warrants expired during the year	-	$0.00
Warrants outstanding, December 31, 2004	552,000	$1.97
Warrants exercised during period	-	$0.00
Warrants granted during period	699,030	$0.50
Warrants expired during the period	(252,000)	$0.75
Warrants outstanding, September 30, 2005	999,030	$0.95

Stock Option Plan

A summary of the status of the Company’s Stock Option Plan as of September 30, 2005 is presented below:

	Shares	Weighted-Average Exercise Price
Options outstanding, December 31, 2003	1,831,500	$0.65
Options exercised during the year	(120,000)	$0.50
Options granted during the year	2,576,500	$0.73
Options cancelled during the year	(352,500)	$0.77
Options outstanding, December 31, 2004	3,935,500	$0.70
Options exercised during period	(30,000)	$0.50
Options granted during period	787,500	$0.20
Options cancelled during the period	(632,000)	$0.29
Options outstanding, September 30, 2005	4,061,000	$0.67

September 30, 2005
Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yr)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 - $0.50	1,354,500	2.04	$0.32	829,564	$0.40
$0.51 - $1.00	2,706,500	1.59	$0.83	2,706,500	$0.83
	4,061,000	1.74	$0.66	3,536,064	$0.73

HEMPTOWN CLOTHING INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

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

As calculated, the 132,000 options granted to consultants were valued at $74,900 and will be recorded as a consulting expense and a contribution to additional paid in capital over the vesting period, of which $43,688 was expensed in the nine month period ended September 30, 2005.

The fair value for the 1,462,500 options granted to directors and employees was calculated as $830,100 and, in accordance with the provisions of SFAS 148, will be disclosed on a pro-forma basis in Note 2, over the vesting period.  As of December 31, 2004, $336,414 had been recorded on a pro-forma basis.  During the nine month period ended September 30, 2005, $493,686 has been recorded on a pro-forma basis.

On December 9, 2004, the Company granted 300,000 options to consultants at an exercise price of $0.32 per share under the Company’s Stock Option Plan. The options vest at 1/12 per month beginning January 9, 2005 and expire December 9, 2007. These stock options have not been registered under an S-8 Registration Statement and will be subject to all applicable restrictions. The fair value of these options was $46,100 and none of these options vested prior to cancellation on January 1, 2005.

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

As calculated, the 25,000 options granted to consultants were valued at $3,200 and will be recorded as a consulting expense and a contribution to additional paid in capital over the vesting period, $1,067 of which has been recorded as of September 30, 2005, all of which was expensed in the current quarter.

The fair value for the 787,500 options granted to directors and employees was calculated as $99,300 and, in accordance with the provisions of SFAS 148, will be disclosed on a pro-forma basis in Note 2, over the vesting period, $32,074 of which has been recorded as of September 30, 2005.

On July 5, 2005 the Company registered 2,024,500 common stock options exercisable at $0.21 per share under an S-8 Registration Statement.

HEMPTOWN CLOTHING INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

At the Company’s 2005 Annual General Meeting, the shareholders of the Company passed an ordinary resolution that subject to regulatory approval, the filing and form of which being at the sole and absolute discretion of the Directors of the Company, the shareholders approve and authorize the adoption by the Company of a new and proposed stock option plan (the “Stock Option Plan”) to, among other matters: (i) fix the maximum number of common shares for which options may be granted under the Stock Option Plan at a maximum of up to 13,685,635 common shares of the Company’s share capital; and (ii) specify that the options issued pursuant to the Stock Option Plan are non-transferable; and, furthermore, that the Directors of the Company are authorized, in their sole and absolute discretion, to abandon or alter any portion of the Stock Option Plan at any time without the further approval of the shareholders of the Company.

11.

Commitments

National Research Council of Canada (“NRC”) collaboration

In May 2004 the Company entered into a joint collaboration agreement with the NRC to develop a patentable enzyme technology for the processing of hemp fibres.  The agreement is for three years and expires on May 9, 2007.

Over the term of the agreement, the Company is required to pay the NRC $242,539 (CDN $282,000) in cash.  In addition to cash payments, the Company will contribute research and development valued at approximately $476,000 (CDN $553,500).  Payments are due quarterly and the first instalment of $7,913 (CDN $9,200) was paid in July 2004.  Future payments are outlined in the agreement, and are as follows:

	US $	CDN $
2005	21,932	25,500
2006	67,028	95,500
2007	16,844	24,000
	105,804	145,000

The extent of any Intellectual Property that the Company will own is uncertain and difficult to predict, as such specific terms will be negotiated once the final Intellectual Property is developed.  However, the agreement provides for a licensing arrangement to be negotiated, which will enable the Company to commercially exploit any developments from the project.

12.

Income Taxes

As at September 30, 2005 the Company has estimated tax loss carry forwards for tax purposes of approximately $2,100,000 (December 31, 2004 - $1,670,000) which expire between 2005 and 2015.  This amount may be applied against future federal taxable income.  The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations.  When circumstances change and this causes a change in management’s judgement about the realizability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

13.

Related Party Transactions

During the nine month period ended September 30, 2005, $215,977 (2004 - $187,296) was paid as remuneration to officers and directors of the Company. Of this amount, $119,109 (2004 - $69,887) is recorded as salaries and benefits expense and $96,868 (2004 - $117,409) is recorded as contract labor expense.

Of the stock options granted on July 9, 2004 (see Note 10), 1,050,000 were granted to Directors of the Company.  As of September 30, 2005, 1,050,000 of the Directors’ stock options issued on July 9, 2004 have vested.  A pro forma expense of $347,627 has been recognized for these options, as disclosed in Note 2.

HEMPTOWN CLOTHING INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

Of the stock options granted on May 10, 2005 (see Note 10), 525,000 were granted to Directors of the Company. As of September 30, 2005, 175,024 of the Directors’ stock options issued on May 10, 2005 have vested. A pro forma expense of $22,081 has been recognized for these options, as disclosed in Note 2.

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

On July 20, 2005 an officer was issued 100,000 shares as compensation at a price of $0.15 per share.

All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

14.

Economic Dependence

As at September 30, 2005, three suppliers account for 100% of the Company’s purchases of inventory. The largest supplier is located in China and supplies 94% of the Company’s purchases, the other two are located in Canada and supply approximately 6%.

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

16.

Government Grant Receivable

The Company is eligible for certain non-refundable grants from the Government of Canada under its Scientific Research and Experimental Development tax credit program (“SR&ED Program”).

On April 12, 2005 the Company received $174,893 as a reimbursement for certain research and development expenses incurred in prior years, net of a $20,375 consulting fee.

During the second quarter of 2005 the Company recorded an additional grant receivable of $27,274.

The above government grants, net of fees, have been recorded as a recovery of research and development expenses in the nine month period ended September 30, 2005.

17.

Subsequent Event

During October 2005, the Company received $147,000 as proceeds on the issuance of 588,000 shares of common stock at $0.25 per share.

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

GENERAL

Hemptown Clothing Inc., a corporation organized under the laws of British Columbia, Canada (“Hemptown”), is engaged in the manufacture and marketing of hemp apparel brand clothing to wholesalers, retailers and consumers. We are also involved in ongoing research and development of quality and conservation-based textile technology, working vertically to enhance its products and the benefits they provide to crop farmers, consumers and the environment. Our shares of common stock trade on the Over-the-Counter Bulletin Board under the trading symbol “HPTWF”.

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

RESULTS OF OPERATIONS

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	% Change	2005	2004	% Change
Revenues	$ 323,939	$ 158,447	+105%	$ 806,256	$ 703,908	+15%
Gross Margin	$ 68,320	$ 53,159	+28%	$ 220,454	$ 212,817	+4%
Loss from Operations	$ (280,397)	$ (247,062)	-14%	$ (514,207)	$ (479,114)	-7%
Basic Loss per Share	$ (0.02)	$ (0.02)		$ (0.03)	$ (0.04)

Third quarter revenues showed an increase over first quarter revenues and an increase of 105% over second quarter revenues of the same period in the previous year.

Nine-Month Period Ended September 30, 2005 Compared to Nine-Month Period Ended September 30, 2004

Our net operational losses during the nine-month period ended September 30, 2005 were ($514,202) compared to ($479,114) during the nine-month period ended September 30, 2004 (an increase of $35,088). During the nine-month period ended September 30, 2005, we generated $806,256 in gross revenues compared to $703,908 in gross revenues for the nine-month period ended September 30, 2004 (an increase of $102,348).  Cost of goods sold increased during the nine-month period ended September 30, 2005 to $585,802 from $491,091 for the same period in 2004 resulting in net sales or a gross margin of $220,454 for the nine-month period ended September 30, 2005 compared to $212,817 for the same period in 2004, as further discussed below.

During the nine-month period ended September 30, 2005, we recorded operating expenses of approximately $734,661 compared to operating expenses of $691,931 during the nine-month period ended September 30, 2004 (an increase of $42,730). Operating expenses consisted of: (i) $180,048 (2004: $173,854) in salaries and employee benefits; (ii) $126,506 (2004: $130,820) in advertising and promotion; (iii) $189,797 (2004: $124,807) in contract labor; (iv) $69,684 (2004: $55,781) in legal and accounting; (v) $86,202 (2004: $74,078) in office and general; (vi) $33,818 (2004: $30,580) in rent; (vii) $59,444 (2004: $29,001) in interest; (viii) $9,157 (2004: $17,056) in insurance; (ix) $78,982 (2004: $25,187) in research and development; (x) $8,754 (2004: $6,910) in depreciation; (xi) $33,614 (2004: -0-) in consulting fees; and (xii) $59,755 (2004: $23,857) in stock-based compensation. Our net loss from operations during the nine-month period ended September 30, 2005 was ($514,207) or ($0.03) per share compared to a net loss of ($479,114) or ($0.04) per share for the nine-month period ended September 30, 2004. For the nine-month period ended September 30, 2005, the weighted average number of shares outstanding was 13,807,809 compared to 13,270,035 at September 30, 2004.

Our net income for the nine-month period ended September 30, 2005 was $501,089 compared to a net loss of ($479,114) for the nine-month period ended September 30, 2004. Net income for the nine-month period ended September 30, 2005 increased over the same period in 2004 due to realization of a gain of $975,469 resulting from the change in ownership of our subsidiary, Crailar Fiber Technologies, Inc., a corporation organized under the laws of the Province of British Columbia (“Crailar Fiber”), and valuation of our non-controlling interest of $39,827 in Crailar Fiber.

Revenue and Gross Margins. Revenues for the nine-month period ended September 30, 2005 were $806,256, an increase of 15% over revenues of $703,908 for the same nine-month period in 2004. The revenues in the three-month period ended September 30, 2005 were $323,939, an increase of 105% over revenues of $158,447 for the same three-month period ending September 30, 2004. Gross margins increased to $220,454 for the nine-month period ended September 30, 2005 from $212,817 for the same period ended 2004.

Operating Expenses.  Total operating expenses for the nine month period ended September 30, 2005 were $734,661 compared with total operating expenses of $691,931 for the same period in 2004. The operating expenses for the nine month period ended September 30, 2005 were reduced by $201,101 in government grants received/receivable under the Government of Canada’s Scientific Research and Experimental Development tax credit program (“SR&ED Program”).

For the nine-month period ending September 30, 2005, advertising and promotion expenditures totaled $126,506 compared with $130,820 for the same period in 2004. Salaries and benefits for the first nine months of 2005 were $180,048 compared with $173,854 in 2004. Contract labour increased to $189,797 for the period ending September 30, 2005 compared with $124,807 for the same period in 2004 largely because of preparation for the development of the CRAILAR technology.  Stock based compensation for consulting fees increased to $44,755 for the period ending September 30, 2005 from $23,857 for the same period in 2004 due to the number of stock options granted in July 2004 and May 2005. Accounting and legal expenses increased to $69,684 from $55,781 compared for the same period in 2004 as a result of increased auditing fees.

Research and development costs of $78,982 incurred during the nine-month period ended September 30, 2005 were primarily related to the fees associated with the collaboration with the National Research Council of Canada to develop a patentable enzyme technology to improve the efficiency of hemp fiber processing, which should reduce the costs of hemp fiber and make it more cost competitive with cotton.

Interest costs incurred during the nine-month period ended September 30, 2005 were $59,444 compared with $29,001 for the same nine month period of 2004.  The increase in interest costs relate to the $400,000 loan from Celestine Asset Management and the costs of factoring the accounts receivable.

Net Income.   The net income for the nine-month period ending September 30, 2005 was $501,089 compared to a net loss of ($479,114) for the same period in 2004. Basic income per share was $0.04 for the nine-month period ended September 30, 2005 compared to a basic loss of ($0.04) per share for nine-month period ended September 30, 2004.

Three-Month Period Ended September 30, 2005 Compared To Three-Month Period Ended September 30, 2004.

Our net operational losses during the three-month period ended September 30, 2005 were ($280,397) compared to ($247,062) during the three-month period ended September 30, 2004 (an increase of $33,335). During the three-month period ended September 30, 2005, we generated $323,939 in gross revenues compared to $158,447 in gross revenues for the three-month period ended September 30, 2004 (an increase of $165,492). Cost of goods sold increased during the three-month period ended September 30, 2005 to $255,619 from $105,288 for the same period in 2004 resulting in net sales or a gross margin of $66,320 for the three-month period ended September 30, 2005 compared to $53,159 for the same period in 2004.

During the three-month period ended September 30, 2005, we recorded operating expenses of approximately $348,717 compared to operating expenses of $300,221 during the three-month period ended September 30, 2004 (an increase of $48,496). Operating expenses consisted of: (i) $77,605 (2004: $63,554) in salaries and employee benefits; (ii) $57,776 (2004: $56,638) in advertising and promotion; (iii) $56,382 (2004: $67,231) in contract labor; (iv) $13,459 (2004: $7,982) in legal and accounting; (v) $21,728 (2004: $34,965) in office and general; (vi) $11,547 (2004: $10,456) in rent; (vii) $27,665 (2004: $13,973) in interest; (viii) $3,273 (2004: $4,030) in insurance; (ix) $26,987 (2004: $15,003) in research and development; (x) $3,597 (2004: $2,532) in depreciation; (xi) $25,590 (2004: -0-) in consulting fees; and (xii) $22,041 (2004: $23,857) in stock-based compensation. Our net loss from operations during the three-month period ended September 30, 2005 was ($280,397) or ($0.02) per share compared to a net loss of ($247,062) or ($0.02) per share for the three-month period ended September 30, 2004. For the three-month period ended September 30, 2005, the weighted average number of shares outstanding was 13,807,809 compared to 13,270,035 at September 30, 2004.

Our net income for the three-month period ended September 30, 2005 was $734,899 compared to a net loss of ($247,062) for the nine-month period ended September 30, 2004. Net income for the three-month period ended September 30, 2005 increased over the same period in 2004 due to realization of a gain of $975,469 resulting from the change in ownership of our subsidiary, Crailar Fiber, and valuation of our non-controlling interest of $39,827 in Crailar Fiber.

LIQUIDITY AND CAPITAL RESOURCES

For the Nine-Month Period Ended September 30, 2005

As at September 30, 2005, our current assets were $2,109,794 and our current liabilities were $684,913 which resulted in working capital of $1,424,881. As at September 30, 2005, total assets were $2,129,837 consisting of: (i) $1,639,671 in cash; (ii) $136,312 in trade accounts receivable; (iii) $274,075 in inventory; (iv) $59,736 in prepaid expenses and other; (v) ($287,101) in non controlling interest; and (vi) $20,043 in fixed assets.

As at September 30, 2005, liabilities were comprised of: (i) $368,248 in accounts payable and accrued liabilities; (ii) $193,364 in amounts due related parties; (iii) $12,913 capital lease obligation; (iv) $21,202 short term loan; (v) $400,000 in note payable; and (vi) $27,832 in long term debt.

Stockholders' equity/deficit increased from a stockholders’ deficit of ($391,788) at December 31, 2004 to a stockholders’ equity of $819,177 at the nine-month period ended September 30, 2005.

As of September 30, 2005, we had cash of $1,639,671 compared with $13,632 at December 31, 2004. The bank line of credit decreased from $100,545 in December 2004 to $0 in the second quarter of 2005.

The cash flows used in operations for the nine-month period ended September 30, 2005 were $277,067 compared with $717,164 for the same period in 2004.  Cash flows used in operations for the nine-month period ended September 30, 2005 consisted primarily of net income of $501,089, reduced by a $975,469 gain resulting from a change of ownership in our subsidiary, Crailar Fiber, with changes in working capital assets and liabilities of a decrease in accounts receivable to $83,314, a decrease in inventory of $44,530, and a decrease in accounts payable and accrued liabilities of $19,556.

Cash flows provided by financing activities were $1,908,461 compared to $801,795 during the same period in 2004. The increase in funds provided by financing activities in the period was largely caused by our receipt of $545,000 for the issuance of share capital compared to $254,300 during the same period in 2004 and by $1,300,000 in gross proceeds received from the sale of shares of common stock by our subsidiary, Crailar Fiber. We also reduced our bank line of credit ($100,545) and increased short term loans $21,202 and amounts due to related parties $66,758.

The effect of exchange rates on cash resulted in a gain of $5,235 for the nine month period ended September 30, 2005 compared with a $55,780 loss in the same nine month period of 2004.  These gains and losses are the result of fluctuations in the Canadian dollar versus the U.S. dollar.

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

During the nine-month period ended September 30, 2005, we completed two private offerings raising in the aggregate $105,000. Simultaneously, our subsidiary, Crailar Fiber, completed a private placement offering raising in the aggregate $1,300,000 to continue development of its fiber process enzyme (CRAILAR). The development of the CRAILAR fiber process has reached the stage that we will begin testing and production at the pilot plant level during fourth quarter of 2005. See “Part II. Other Information. Item 2.  Changes in Securities and Use of Proceeds.

Our collaboration with the National Research Council is continuing on schedule and we continue to be confident of the value of this research as confirmation of the commercial viability of the Hemptown fiber process (CRAILAR™) has been received from industry. The agreement with the National Research Council allows us to assign the benefits of the agreement. The National Research Council plans to shortly apply for patents of the CRAILAR process and, upon the successful application of these patents, we will assign the agreement and patent rights to our subsidiary, Crailar Fiber.

We have also retained the services of The Meriwether Group to assist with strategic planning, marketing and venture capital funding. The Meriwether Group has raised $500,000 in capital for us in the third quarter of 2005.

During 2005, we added a new line of clothing called HT Naturals™ to augment our growing product base. HT Naturals™ is an “eco-fabric”, which is crafted from a proprietary combination of fabric blends including organic cotton, bamboo, soy, recycled polyester, and other organic textiles.  The bamboo component has the look of rayon, feels like silk and is softer than cotton on the body.  The soy component is a by-product of soy food production, and is often termed as “vegetable cashmere”.

Mr. Mike Evans has accepted a position with us as Vice President-Finance to assist us in obtaining additional financing and to help us strengthen our exposure in the public markets. Mr. Evans is a principal of Evans & Evans Inc. a firm that specializes in financial advisory services. Through Mr. Evans, we have signed a letter of agreement with Octant Capital of New York to raise additional capital for the continued development and production of our CRAILAR fiber process and for the expansion of our sales.

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

MATERIAL COMMITMENTS

A significant commitment is the principal amount of $400,000 due and owing pursuant to a secured and subordinated loan agreement with Celestine Asset Management (“CAM”).  The term of the loan was from April 21, 2004 to October

22, 2005. As of October 22, 2005, CAM agreed to renew the loan until April 22, 2007 with an interest rate of 12% per annum, calculated semi-annually, and payments due semi-annually. In accordance with the terms and provisions of the renewed loan, payments are due as follows: (i) $100,000 is due on July 21, 2006; and (ii) $300,000 is due on April 22, 2007. The security granted to CAM is pursuant to: (i) a fixed charge and a security interest in our existing accounts receivable insurance policy obtained through Export Development Canada and St. Paul Guarantee Insurance Company respecting losses sustained us; and (ii) a floating charge and a security interest in all of our assets, subject and subordinate to any borrowing by us with banks and lending institutions.

A significant commitment for us is the principal amount of $21,932  owing in December, 2005 pursuant to a collaboration agreement with the National Research Council of Canada (the “NRC”), to develop a patentable enzyme technology for the processing of hemp fibres (the “Collaboration Agreement”).  The Collaboration Agreement is for a period of three years and expires on May 9, 2007.  Pursuant to the terms and conditions of the Collaboration Agreement, we are required to pay to NRC $105,804 in total for the remainder of 2005 and 2006, 2007. There are no payments currently due and owing as at September 30, 2005.

A significant commitment for us is the amount of $26,753 (CDN $32,360) advanced from the Canadian Department of Foreign Affairs and International Trade under its Program for Export Market Development (“PEMD”) to be used to promote the sales of Canadian goods into foreign markets. The agreement was signed on January 7, 2004. The loan is to be paid back each year at 4% of incremental foreign sales over the base year amount by December of the following year. There is no interest charged on the outstanding amount. The base year amount was approximately $486,938 (CDN $589,000). There was no amount payable for the year 2004 or at the end of September 30, 2005. If at the end of year five the loan is not paid back, then the outstanding balance of the loan will be forgiven.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Jerry Kroll, our Chief Executive Officer, and Guy Prevost, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as at September 30, 2005. Based on that evaluation, Mr. Kroll and Mr. Prevost concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the three-month period ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine-month period ended September 30, 2005, we issued securities pursuant to contractual debts or financings as follows.

(i)

During the nine-month period ended September 30, 2005, we engaged in a private placement offering under Regulation D of the Securities Act of 1933, as amended (the “1933 Securities Act”), which has been terminated. Pursuant to the terms of the private placement, we offered 20,000 units in our capital (the

“First Unit”), at a subscription price of $0.25 per First Unit, with each such First Unit being comprised of one share of restricted common stock and one non-transferable share purchase warrant (the “First Warrant”) entitling the holder thereof to purchase an additional share of common stock for the period commencing upon the date of issuance of the First Unit and ending on the day which is 18 months from the date of issuance of the First Unit at an exercise price of $0.50 per share during the first twelve month of the First Warrant and then at an exercise price of $1.00 per share during the final six months. We sold 20,000 First Units at $0.25 per First Unit, consisting of 20,000 shares of restricted common stock and 20,000 First Warrants, for aggregate gross proceeds of $5,000. We issued shares of restricted common stock to one accredited U.S. resident investor and to one non-U.S. resident investor. The investors executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions or and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commission was paid.

(ii)

During the nine-month period ended September 30, 2005, we engaged in a private placement offering under Regulation D of the 1933 Securities Act, which has been terminated. Pursuant to the terms of the private placement, we offered 400,000 units in our capital (the “Second Unit”), at a subscription price of $0.25 per Second Unit, with each such Second Unit being comprised of one share of restricted common stock and one non-transferable share purchase warrant (the “Second Warrant”) entitling the holder thereof to purchase an additional share of common stock for the period commencing upon the date of issuance of the Second Unit and ending on the day which is 24 months from the date of issuance of the Second Unit at an exercise price of $0.50 per share. We sold 400,000 Second Units at $0.25 per Second Unit, consisting of 400,000 shares of restricted common stock and 400,000 Second Warrants, for aggregate gross proceeds of $100,000. We issued shares of restricted common stock to one accredited U.S. resident investor and to one non-U.S. resident investor. The investors executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions or and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commission was paid.

(iii)

During the nine-month period ended September 30, 2005, we engaged in a private placement offering under Regulation S and Rule 506 of Regulation D of the 1933 Securities Act, which has been terminated. Pursuant to the terms of the private placement, we offered 200,000 units in our capital (the “Third Unit”), at a subscription price of $0.20 per Third Unit, with each such Third Unit being comprised of one share of restricted common stock and one-half of one 18-month non-transferable share purchase warrant (the “Third Warrant”). Each such whole Third Warrant entitles the holder thereof to purchase one additional share of restricted common stock at an exercise price of $0.50 per Third Warrant during the first 12-months or at an exercise price of $1.00 per Third Warrant during the final 6-months of the exercise period of the Third Warrant. We sold 200,000 Third Units at $0.20 per Third Unit, consisting of 200,000 shares of restricted common stock and 100,000 Third Warrants, for aggregate gross proceeds of $40,000. We issued shares of restricted common stock to one non-U.S. resident investor. The investor executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions or and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commission was paid.

As of the date of this Quarterly Report, no Warrants have been exercised.

(iv)

During the nine-month period ended September 30, 2005, our subsidiary, Crailar Fiber, engaged in a private placement offering under Regulation S and Rule 506 of Regulation D of the 1933 Securities Act, which has been terminated. Pursuant to the terms of the private placement, Crailar offered 1,300,000 shares of its no par value common stock at a subscription price of $1.00 per share of common stock. Crailar sold 1,300,000 shares of its common stock for aggregate gross proceeds of $1,300,000. Crailar issued 1,300,000 shares of its restricted common stock to two accredited U.S. resident investors and two non-U.S. investors. The investors executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions or and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commission was paid.

(v)

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

(vi)

During the nine-month period ended September 30, 2005, we issued 172,460 Units at $0.37 per share to one of our directors as a $63,810 partial settlement of outstanding debt due and owing as at December 31, 2004. Each Unit consists of one common share and one non-transferable common stock purchase warrant at an exercise price of $0.50 per warrant during the first 12 months of the exercise period and at an exercise price of $0.75 per warrant for the final six months of the warrant exercise period. The Units were issued under the exemption from registration pursuant to Section 4(2) of the 1933 Securities Act.

As of the date of this Quarterly Report, no Warrants have been exercised.

(vii)

On July 5, 2005, our Board of Directors authorized and directed the filing of an S-8 Registration Statement under the 1933 Securities Act to register 2,024,500 stock options exercisable into shares of common stock at $0.21 per share under the 2005 Stock Option Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

ITEM 5. OTHER INFORMATION.

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

Hemptown Clothing Inc.

Date: November 14, 2005	By: /s/ Jason Finnis
Jason Finnis President, Director

Date: November 14, 2005	By: /s/ Jerry Kroll
Jerry Kroll CEO, Chairman, Director

Date: November 14, 2005	By: /s/ Guy Prevost
Guy Prevost CFO

Exhibit Index

11.1  Statement re: computation of per share earnings.

31.1  Certificate pursuant to Rule 13a-14(a).

31.2  Certification pursuant to Rule 13a-14(a).

32.1  Certificate pursuant to 18 U.S.C. Subsection 1350.

32.2  Certificate pursuant to 18 U.S.C. Subsection 1350.

EXHIBIT 11.1
HEMPTOWN CLOTHING INC. SEPTEMBER 30, 2005
Statement Re: Computation Of Per Share Earnings For The Three Months Ending September 30, 2005

EARNINGS PER SHARE FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2005 $0.05 *

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

Date: November 14, 2005

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

Date: November 14, 2005

By:

/s/ GUY PREVOST

Guy Prevost

Chief Financial Officer

(Principal Financial Officer)

EXHIBIT 32.1

Certificate Under Section 906 Of The Sarbanes-Oxley Act Of 2002

In connection with the Quarterly Report of Hemptown Clothing Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2005

By:

/s/ JERRY KROLL

Jerry Kroll

Chairman of the Board and

Chief Executive Officer

EXHIBIT 32.2

Certificate Under Section 906 Of The Sarbanes-Oxley Act Of 2002

In connection with the Quarterly Report of Hemptown Clothing Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2005

By:

/s/ GUY PREVOST

Guy Prevost

Chief Financial Officer

(Principal Financial Officer)