Form 10KSB
period 2005-12-31
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2006-03-30
CIK 1210294

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB


 Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the fiscal year ended: December 31, 2005


                        Commission file number: 000-50367


                      Naturally Advanced Technologies, Inc.
                 ______________________________________________
                 (Name of small business issuer in its charter)


   British Columbia, Canada                                      98-0359306
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


       1307 Venables Street, Vancouver, British Columbia, Canada, V5L 2G1
       __________________________________________________________________
                    (Address of principal executive offices)


                                 (604) 255-5005
                           ___________________________
                           (Issuer's telephone number)


Securities registered pursuant to Section         Name of each exchange on which
          12(b) of the Act:                                registered:

                  None


          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                           __________________________
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X ]   No [ ]

Check here if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year (ending December 31, 2005): US $958,238.

State the aggregate market value of the voting and non-voting common equity held by non-affiliate computes by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of January 31, 2006: US $3,240,277.

   Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years.

                                      N/A

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                    Applicable Only to Corporate Registrants

State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                        Outstanding as of February 28, 2006

Common Stock, no par value                   17,271,815.00

                       Documents Incorporated By Reference

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 "Securities Act"). The listed documents should be clearly described for identification purposes.

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

                      NATURALLY ADVANCED TECHNOLOGIES, INC.

                                   Form 10-KSB

Item 1.  Description of Business.                                             4

Item 2.  Description of Property.                                            23

Item 3.  Legal Proceedings.                                                  24

Item 4.  Submission of Matters to a Vote of Security Holders.                24

Item 5.  Market for Common Equity and Related Stockholder Matters.           26

Item 6.  Management's Discussion and Analysis or Plan of Operation.          36

Item 7.  Financial Statements.                                               42

Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure.                                           71

Item 8A. Controls and Procedures.                                            71

Item 8B  Other Information                                                   72

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act.                  72

Item 10. Executive Compensation.                                             76


Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters.                                    79

Item 12. Certain Relationships and Related Transactions.                     80

Item 13. Exhibits.                                                           81

Item 14. Principal Accountant Fees and Services                              81

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

AVAILABLE INFORMATION

         We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov. A direct link to our filings kept at the Commission's web site can be found on our web site at www.hemptown.com.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS HISTORY AND DEVELOPMENT

         We were incorporated under the laws of British Columbia, Canada, on October 6, 1998. The current corporate structure is a single public company, incorporated under the Business Corporations Act (British Columbia). On February 22, 2006, our Board of Directors authorized the filing of an amendment to the Notice of Articles of Hemptown Clothing Inc. to change our name to "Naturally Advanced Technologies, Inc." (the "Amendment"). The Amendment was filed with the Registrar of Companies for the Province of British Columbia on the 21st day of March, 2006.

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

         Our 75% owned subsidiary Crailar Fiber Technologies Inc. ("Crailar"), was incorporated on April 5, 2005. It was incorporated for the purpose of developing Bast Fibers Technology. We sold 25% of Crailar for $1,300,000.00 with the funds raised to be used to further the Crailar Enzymatic process.

RECENT DEVELOPMENTS

         On February 22, 2006, our Board of Directors authorized and approved the change in our corporate name to "Naturally Advanced Technologies, Inc." and the subsequent filing of the Amendment with the Registrar of Companies for the Province of British Columbia. This name change to Naturally Advanced Technologies, Inc. became effected March 23, 2006 and that our trading symbol for our shares of common stock trading on the Over-the-Counter Bulletin Board has been changed to NADVF.

BUSINESS OPERATIONS

         We are a product-focused company specializing in the market and sale of a line of hemp/cotton activewear, including T-shirts, sweatshirts, golf shirts, button-down shirts and ball caps, to wholesalers for imprinting, to retail stores as well as directly to consumers. Management believes that consumer awareness, acceptance and demand for the hemp/cotton product is continuing to grow.

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

         As of January 1, 2006, we were dealing with over 2,000 customers and four distributors, resulting in actual sales, located in both Canada and the United States. Lululemon Athletica and TSC Apparel account for 10.44% and 15%, respectively, of our overall sales. We have no obsolete inventory. Inventory today is as viable as it was a year ago. Management estimates that we will be able to turn our inventory approximately four times per year under current conditions. Currently, we have access to enough hemp fiber to produce upwards of one million garments per month. Management expects this fiber availability to increase over the next twelve months.

         We have obtained trademark protection for the name "Hemptown" within Canada and the United States. We also own the web sites www.hemptown.com, www.hemptownclothing.com, www.hemptown.ca,www.crailar.com, htnaturals.com and naturallyadvanced.com.

THE HEMP INDUSTRY - WHY HEMP?

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

         Conventional cotton is simply not as eco-friendly as hemp. Based on studies, a typical 100% cotton T-shirt requires one-third of a pound of pesticide and synthetic fertilizer and 1740 gallons of water to produce. As a cleaner crop, hemp has no such pesticide or synthetic fertilizer requirement and does not require the vast quantities of water to grow. Management believes that our 55 / 45% blend of hemp/ organic cotton greatly reduces this pollution, while maintaining a comfortable, cost efficient garment. We intend for our products to play an ever-growing role in the activewear industry. Management sees an analogy to other products that eliminate environmentally damaging goods such as CFC producing Styrofoam in coffee cups, food packaging, etc., and the toxic refrigerants in air conditioners and refrigerators. As with these analogous products, we intend to promote the movement of market share from cotton products to a cleaner, better alternative.

         A colorful and illegal cousin of hemp has created an historical resistance to the product. Since 1998, this resistance has been reduced through the legalization of industrial hemp growing in Canada. Governments and consumers are beginning to recognize that there is as much a connection between a Hemp T-shirt and marijuana as there is to a poppy seed bagel and heroin. However, the confusion is only beginning to recede. Despite this confusion, hemp based products are legal for sale throughout North America and the world. Management considers it to be possible, but unlikely, that a North American government will choose to impose any hemp specific regulation on this industry, except in the area of farming.

         Currently, industrial hemp is being grown in almost every Province in Canada, primarily for food and cosmetic oil production. Hemp grows easily in the Canadian climate, and when grown for textile, a secondary revenue stream is available. When hemp is used for textile, only the long fibers of the plant are required, which leaves the short, course fibers as a by-product. This surplus substance is ideal as a fiberglass replacement, as well, the inner "woody" core of the plant is ideal for the production of fiberboard, paper and agricultural bedding.

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

Other Ecological Fibers

Over the past year, Htnaturals has diversified its offerings to include such fibers as soy, bamboo and organic cotton. We have also replaced the conventional cotton in our hemp/cotton blends with certified organic cotton

         AGRICULTURE INSTITUTE OF CANADA CONFERENCE/UNITED NATIONS CONFERENCE

         During fiscal year 2005, we attended the Agriculture Institute of Canada annual conference and the United Nations conference on climate change to request consideration and promotion of the development of sustainable textile crops, such as hemp, to replace cotton globally. Our management presented statistics pertaining to the annual sale of approximately 1.4 billion cotton t-shirts in North America which, if replaced by a sustainable textile such as hemp, would generate energy savings of approximately 3.486 million GJ providing sufficient power to a city of 90,000 people, water savings of approximately 1,339 billion gallons satisfying the household water consumption for the entire United State population for six months, and free-up an area of farmland about the size of the state of Florida

OUR RESEARCH AND DEVELOPMENT

         ENZYMATIC PROCESSING

         The fiber of industrial hemp is the strongest and most durable among all plant fibers. "Clean fiber" is the prerequisite for the use of hemp in the manufacturing of fabric or advanced bio-composite. Therefore, an efficient protocol for its clean extraction with integrity maintained, environmental acceptability and economic viability is crucial to the general acceptance of hemp. The present common procedure is a chemical process based on sodium hydroxide under high pressure. While economically viable, it is a dirty process and chemicals for the extraction process are often working in a non-discriminating manner to damage the fiber.

         One of our long-term objectives is to vertically integrate our organization by expanding into the business of producing cleaner softer fibers from raw hemp. Therefore, we are researching and developing the use of enzyme (pectinase) to extract hemp fibers at acidic pH Enzyme is a biodegradable biocatalyst, which works in a discriminating manner, often at ambient conditions (temperature and pH). Many of these biocatalysts have successfully been applied in a cleaner manufacturing process with lower consumption of energy and chemicals versus traditional methods. Management believes that a well-designed enzymatic application will result in a reduction in overall production costs.

         COLLABORATION AGREEMENT WITH NATIONAL RESEARCH COUNCIL OF CANADA.

         We entered into a three-year collaboration agreement dated May 7, 2004 (the "Collaboration Agreement") with National Research Council of Canada ("NRC"), pursuant to which we have developed a patentable enzyme process for hemp-derived "CRAILAR(TM)" fiber that would unlock the economic potential of industrial hemp fiber as a cost competitive alternative to cotton to use in our own line of products and to potentially license the patented technology to companies that can use the process for better natural fabric products. This entails researching and developing an environmentally-friendly and economically viable biocatalytic system based on industry-grade (or NRC-designed) enzymes and an optimal protocol for the extraction of clean fibers from retted industrial hemp, including: (i) the removal of dirt and the residual pectin from the sought-after hemp fibers; and (ii) the separation of fine fibers in a manner that is environmentally acceptable with characteristics suitable for the textile industry. Pursuant to the terms and provisions of the Collaboration Agreement:
(i) NRC shall provide certain expertise and know-how for the process and engineering of enzymes beneficial to the textile industry; (ii) the total cost of the projects is estimated to be $1,506,988 Canadian Dollars; (iii) NRC shall contribute to the project work valued at approximately $671,498 Canadian Dollars; and (iv) we shall contribute to the project work valued at approximately $553,500 Canadian Dollars and $282,000 Canadian Dollars. A secondary fiber product is also being researched and developed for the composites industry to be used in reinforced composite resin products (a natural fiberglass replacement), initially in the automotive sector.

         Our management believes that the CRAILAR technology has the ability to produce millions of bales of environmentally sensitive fluffy white fiber grown organically without the use of pesticides or the enormous fresh water irrigation required by conventional cotton, at a projected cost less than that of conventional cotton. Our management further believes that the economic potential for the CRAILAR technology could become one of the largest cash crops for Canadian farmers, grown in areas of Canada which have never before had an economic stake in the billion dollar fabric industry. See "Item 2. Description of Properties".

         As of December 31, 2005, we have paid to NRC an aggregate $141,445 USD in accordance with the terms and provisions of the Collaborative Agreement, leaving an aggregate amount of $82,115 US Dollars due and owing by us to NRC for fiscal year 2006 and $20,636 US Dollars due and owing for fiscal year 2007. As of the date of this Annual Report, there are no payments currently due and owing by us to NRC.

  GOVERNMENT OF CANADA SCIENTIFIC RESEARCH AND EXPERIMENTAL DEVELOPMENT PROGRAM

         During fiscal year 2005, we received an aggregate of $201,101 net of fees in grant funds from the government of Canada's Scientific Research and Experimental Development program ("SRED") in recognition of our 2002/2003 work in the development of our unique environmentally friendly fabrics and garments.

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

         As a result of these inconsistencies, we have invested a considerable amount of time and effort into product research and development, as well as developing close relationships with suppliers. During fiscal year ended December 31, 2005, we spent $136,097 on research and development, of which a substantial portion was incurred on crailar. During fiscal years ended December 31, 2004 and 2003, we spent $50,148 and $1,026, respectively, on research and development. To solve the problems with shrinkage, we performed four tests and as a result of which, we were able to reduce shrinkage from approximately 20% to approximately 3%. The inconsistencies with dyeing and color caused holes in the fabric, uneven dye absorption and fabric twist. We again performed four tests to determine the best dyeing method to be able to produce a commercially acceptable dyeing technique for hemp fabric. The early problems with weave were solved by testing different methods of washing, spinning, non technology, and the elimination of certain fibres within the hemp yarns. As a result of these tests, we were able to produce a better and consistent weave in hemp fabric. All these tests occurred during fiscal years 2002, 2003 and 2004. Management believes that it may be likely the difficulties outlined above with dealing with hemp material are the key reasons many of the major producers of cotton activewear have stayed away from this market. We believe that years of "hands on" experience with hemp cloth will give us a competitive advantage as the industry matures.

OUR PRODUCT LINE - THE HT NATURALS WAY

         During fiscal year 2005, we evolved into two operating entities: (i) Crailar Fiber Technologies; and (ii) Naturally Advanced Technologies with its HT Naturals brand. Crailar Fiber Technologies continues development work with NRC on bast fiber enzymatic processes to facilitate the commercialization of bast fibers for fabric, composite and potentially medical use. HT Naturals has entered into a partnership with a procurement and design apparel company to ensure product quality and gross margin and implement a focused strategy for sales growth in three areas: corporate sales, private label sales, and a seasonal retail line. In addition, we have augmented our line to include an expanded combination of fabric blends, including organic cotton, bamboo, soy, recycled polyester, and other textiles. As of the date of this Annual Report, our product line consists of the following core items, all marketed under the HT Naturals brand:

Hefty-Hemp T-Shirt          Manufactured  from  imported  55%  hemp / 45% cotton
                            jersey  fabric,  the  T-shirt  (both  long and short
                            sleeve)  serves  as the  foundation  of the  current
                            HT Naturals line.  In fiscal  2005,  the  Hefty-Hemp
                            T-shirt accounted for about 13.89% of our sales. The
                            T-shirt  is  produced  in  natural,   black,   grey,
                            burgundy,  moss green and slate blue  colors.  It is
                            easily  customized  with  dye,   screen-printing  or
                            embroidery to meet the end user's needs.


HT Naturals Hoodie          Manufactured  from  imported  55%  hemp / 45% cotton
                            fleece fabric, the hoodie is popular year round. In fiscal 2005, the Hemptown Sweatshirt accounted for about 10.41% of our sales. This product is produced in the black, gray and slate blue colors, and can also be customized easily with dye, screen-printing or embroidery.


HT Naturals  Long           Manufactured  from  imported  55% hemp / 45%  cotton
Sleeve Oxford Button-       broadcloth  fabric,  the Oxford  was  introduced and
down Shirt                  subsequently  kept in our product  line   because of
                            popular  demand.  In  fiscal  2005,  the HT Naturals
                            Oxford Button-Down Shirt accounted for about 4.55% of our sales. This product is produced in the natural blonde color, as well as black and mocha.


HT Naturals Short           Manufactured  from  imported  55%  hemp / 45% cotton
Sleeve Oxford Button-       broadcloth  fabric. In fiscal  2005, the HT Naturals
down Shirt                  Oxford Button-Down Shirt accounted for about 2.86%of
                            our sales. This product is produced in the eco-white color, as well as black and corporate blue.


HT Naturals Baseball Cap    HT  Naturals   Baseball   caps  are  produced  from
                            imported, woven 55% hemp / 45% cotton twill. In fiscal 2005, this product accounted for about 1.17% of our sales. Produced in natural and black, these six panel caps come complete with metal eyelets and an adjustable strap. Custom embroidery is easily applied to this product.


HT Naturals Golf Shirt      The  HT Naturals Golf Shirt is produced  from  a 55%
                            hemp / 45% cotton pique knit. In fiscal 2005, this product accounted for about 5.53% of our sales.
                            Custom embroidery is easily applied to this product.


HT Naturals Tote Shopping   As  a  retail store  promotion, the HT Naturals Tote
Bag                         Shopping Bag  is a low  cost  item  that  offers  a
                            maximum  area  for  advertising  screen-prints.   In
                            fiscal 2005, this product accounted for about 6.43% of our sales.

Apron The HT Naturals Apron is produced from a 55% hemp/ 45% cotton muslin. In fiscal 2005, this product accounted for about 0.95% of our sales.

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

         In China, our representative oversees all aspects of production, from the quality of the fabric to the shipping of products to our warehouses in Canada and the United States. Our representative works closely with the farmers, the fabric suppliers and sewers to ensure our quality control standards are maintained. We have also increased our sourcing to include India, South East Asia, and South America in order to expand our supply of quality fabrics.

MARKETING STRATEGY

         ACTIVEWEAR AND CASUAL WEAR

         Our main focus is the sale of activewear aimed directly at the imprinted apparel market. Units are sold to value added distributors in this market as "blanks", ready to be customized as required. The nature of our product lends itself perfectly to the active lifestyle market. Our market research indicates a strong market interest by the retail sector for our products. We intend to gain market share in the casual wear and activewear sector by converting suppliers, distributors, retailers and the buying public from environmentally unfriendly cotton products to eco-friendly apparel.

         Our environmentally beneficial message is compelling. However, we do not have sufficient funds for a broad based information marketing campaign. We have undertaken a strategic effort using well connected individuals and marketing companies to cost effectively get our message to key accounts.

         WHOLESALE

         Our focus on wholesale sales has grown to include the promotional market, frequently referred to as the Advertising Specialty Industry or the Promotional Products Industry. We have joined with the largest of these associations, the Promotional Products Association International and will expand our marketing efforts towards these leaders in apparel sales.

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

         In addition to being positioned in a market (the hemp blended garment market) that management expects to increase significantly over the next several years, we are aggressively marketing ourselves in order to ensure that "Hemptown" and "HTnaturals" are the premier names in eco activewear. The marketing strategy and initiatives currently being planned by us include the following:

           o We intend to capture mind and market share quickly and effectively in the corporate activewear market by leveraging a network of wholesalers with a unique and valued product offering. We are working towards the development of a reliable order book of recurring sales to wholesalers. This may be addressed by executing effective co-marketing programs to increase market awareness and acceptance for the hemp market and, more specifically, our products.
           o We intend to implement a public relations strategy that leverages a small media budget with existing interest and fascination with this age-old product.
           o We intend to use the Internet to enhance a full supply chain of communication, provide scalability and offer e-commerce advantages to all our customers.
           o We intend to make attendance at industry trade shows a priority. It has been our experience that having a small but effective booth at trade shows allows management and the sales team to meet with key distributors and retailers.

         We are currently focusing on the use of a small sales force to market our products. Our sales staff is currently comprised of five in-house commissioned sales representatives and three companies. We have enjoyed considerable success through the attendance of trade shows where hundreds of leads can be obtained. We currently have no backlog of orders and we can fill all orders placed. Inventories have been allowed to diminish to allow a smoother transition and mix of older inventory and newer production with improved styling and textile specification changes.

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

         Private label manufacturing is becoming more important to our sales. Our expertise in "Natural & Sustainable" fibers and track record of performance has brought us repeat sales and new customers. We will continue to direct efforts at growing this segment of the apparel industry. Private label manufacturing is a revenue stream for us. Manufacturing apparel from eco fabrics for other companies, under their brand name, is a logical growth area for us. Many new customers are approaching us for private label manufacturing due to our vertical integration and experience with natural textiles. Private Label manufacturing is typically prepaid and only the amount ordered by the customer is manufactured minimizing inventory risk.

         We are also finding an increased market share in the retail sector as well. Selling our core products to independent or chain retail outlets is an increasing portion of the business. Internet sales are a regular and high margin sales channel. Retail sales are of products already manufactured and inventoried by us. These styles are produced on a prebook basis, which avoids obsolete inventory.

OUR TARGET MARKETS

         Our potential market is large, with several 'low hanging fruit' targets. As a producer of eco-friendly promotional apparel, we believe our market reach spans from a consumer purchasing a single T-shirt from our website to large-scale distributors who supply the screen-printing and embroidery industries and purchase in the hundreds of thousands of units. Therefore, our main market segment is screen-printers and embroidery companies throughout North America. A comprehensive list of potential sales targets is detailed below. These groups represent potential sales only and unless indicated otherwise, do not represent actual sales.

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

Uniform Supply Companies       Hemp's   natural   strength   and  resistance  to
                               abrasion, make it a natural fit for the uniform supply industry.

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

Concerts/Sports                The environmental message offered by our  product
                               is important to many groups, like music bands, while for others the 'subculture' message of the product is exploited. Sports teams may find increased sales and interest in their promotional wear, through our unique hemp and eco fabric products.

Product Licensing              From  beverage  producers  to  the film industry,
                               the sale of  promotional  products is licensed to
                               individual   companies.    Combining   profitable
                               license  holding  companies  with our  trendy and
                               unique   products  is  a  market  that  has  been
                               addressed. We currently have ties to several such companies and preliminary sales have gone well.

Consumer Direct                We have  placed  our  product within the reach of
                               millions  of  consumers  throughout  the world by
                               offering  our  products  online.  Proper web site
                               marketing   and   promotion   would  target  this
                               profitable revenue stream.

Major Events                   Participants  in major events such  as marathons,
                               walk-a-thons,   triathlons  etc.  would  have  an
                               affinity for Hemptown's eco-friendly products.

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

Large Corporations             With  the growing  shift of  large   corporations
                               towards a sustainable  model,  many companies are
                               looking   for  an  eco   alternative   to   their
                               conventional cotton purchases. Htnaturals is a natural fit for these large corporations as the environmental benefits can be added to their sustainability reporting.

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

COMPETITION

CASUAL AND ACTIVEWEAR INDUSTRY

         The wholesale imprinted activewear segment of the North American apparel market includes a number of large corporations, and the activewear segment overall is extremely competitive. The primary competitors in the North American activewear market are the major Canadian and United States based manufacturers of basic branded activewear for the wholesale and retail channels. These manufacturers include Gildan Inc., Anvil Knitwear, Inc., VF Corporation, the Delta Apparel division of Delta Woodside Industries, Inc., Fruit of the Loom, Inc., the Hanes Corporation division of Sara Lee Corporation, and the Jerzees division of Russell Corporation. American Apparel & Article 1 both have organic cotton T-shirt lines. All of these manufacturers are considerably larger and better funded than us. These companies compete primarily on the basis of price. There are also many manufacturers of activewear outside North America.

         Management  believes  that  because of our use of eco  fabrics  and our message  of  environmental  responsibility,  we  are  able  to  compete  in  the activewear market without having to compete on price. Although price is a factor, our differentiation of products provides a niche market in which we are able to sell our products without having to compete directly with the much larger corporations already established in the activewear market. We are able to price our products reasonably competitively because of our success in maintaining low production and operating costs. We accomplish this by outsourcing to efficient, low cost sewing operations in China where we benefit from competitive labor costs.

         We attend the same trade shows as the primary casual and activewear competitors, and sell to the same wholesale distributors; however, due to our niche market, we do not compete directly. When a person is considering the purchase of a Hemptown garment, there is a value added aspect in the environmental message that allows us to charge more for a similar garment than any of the activewear competitors that are offering only conventional cotton and synthetics in their garments.

HEMP GARMENT INDUSTRY

         As of the date of this Annual Report, management is not aware of any meaningful competitors in the hemp activewear market. To the best of management's knowledge, the only companies that are or have been involved in this market are "mom-and-pop" operations that are not capable at this time nor have the resources to grow into a large-scale business. In the past, these small companies have tended to go bankrupt for a variety of reasons. We are recognized by many to be the only "professional" company to fill this market space. We have the longest operating history of any of the hemp-related companies that management is aware of at this time. Many of the remaining "mom-and-pop" operations are beginning to purchase their T-shirts from us as they are unable to match our price due to their volume limitations. We are also aware of some manufacturers of hemp and hemp-blended garments that have focused on specialty clothing for activities such as yoga, hiking and rock climbing. A number of these companies have also begun to approach us for production of their products.

         There are a number of companies that are manufacturing and/or distributing a variety of hemp or hemp blended products. Many of these companies have significant distribution and are enjoying considerable success. We consider these companies as competition since they are also focused upon the retail fashion industry.

EMPLOYEES

         We currently employ fourteen employees, thirteen are full-time employees and one is part-time. In addition to the current staff, we can also call upon several more independent sewers and cutters in China. Additional sewers and cutters are available as foreseeable demand warrants.

RISK FACTORS

         An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of facing. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

RISKS ASSOCIATED WITH OUR BUSINESS

WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCE WE WILL BE PROFITABLE IN THE FUTURE; NEED TO RAISE CAPITAL TO CONTINUE OUR GROWTH.

         We have a history of operating losses, expect to continue to incur losses, may never be profitable, and must be considered to be in the development stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $876,758 for fiscal year ended December 31, 2005, and aggregate losses of $2,677,689 from inception to December 31, 2005. As of December 31, 2005, we had an accumulated deficit of $1,800,931. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that we encounter greater costs associated with general and administrative expenses or offering costs.

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

WE RELY ON VENDORS AND INDEPENDENT DISTRIBUTORS WHO ARE NOT UNDER OUR CONTROL.

         We have relied on and will continue to rely on vendors and independent distributors who are not employees of ours, to distribute, market and sell our products. As of the date of this Annual Report, we have contractual arrangements with S-Group. While we believe that vendors and distributors will continue to provide their services, there can be no assurance that the vendors and distributors will be available in the future, and if available, will be available on terms deemed acceptable to us. Any such delay or increased costs could have a materially adverse effect on our business.

WE MAY FACE CASH FLOW SHORTAGES DUE TO THE BENEFICIAL CREDIT TERMS WE MAKE AVAILABLE TO OUR CUSTOMERS.

         Due to the shorter credit terms made available to us from the raw material providers from whom we buy product, as compared to the credit terms made available by us to our customers, we, from time-to-time, require infusions of cash in order to maintain our preferential buying/purchasing terms with our suppliers. Such cash flow needs are also affected by the timing of large purchases by us, which we make from time-to-time to take advantage of favorable pricing opportunities. To date, we have satisfied these cash requirements by private sales of our equity securities and retention of profits and through a factoring arrangement with Spectrum Financial. We continue to seek financing to provide us with liquidity to meet our future needs. There is no assurance that we will be able to obtain such financing on commercially reasonable terms, or otherwise, or that we will be able to otherwise satisfy our short-term cash flow needs from other sources in the future. Our Growth Could Harm Our Future Business Results.

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

OUR BUSINESS COULD SUFFER FROM THE FINANCIAL INSTABILITY OF OUR CUSTOMERS.

         We are a developmental company and relatively poorly financed. We sell our hemp products primarily to distribution and retail companies in the United States and Canada on factored 30 to 45 day payment terms. If a large unfactored purchaser of our goods failed to pay, we would be put in a difficult financial position from which we may not be able to recover. Financial difficulties with any customer could result in serious losses for our company.

OUR SUCCESS IS DEPENDENT UPON THE ACCEPTANCE OF OUR PRODUCTS AND OUR BUSINESS.

         Our success depends upon our achieving significant market acceptance of our companies and hemp and eco products. We cannot guarantee that retail outlets or consumers will stock or purchase our products. Acceptance of our products will depend on the success of our advertising, promotional and marketing efforts and our ability to provide the products to retail outlets and consumers. To date, we have not spent significant funds on marketing and promotional efforts, although in order to increase awareness of our hemp and other eco products we expect to spend a significant amount on promotion, marketing and advertising in the future. If these expenses fail to develop an awareness of our products, these expenses may never be recovered and we may never be able to generate any significant future revenues. In addition, even if awareness of our products increases, we may not be able to produce enough of our product to meet retail demand.

LOSS OF KEY MANAGEMENT PERSONNEL.

         The loss of Messrs. Jason Finnis or Jerry Kroll or any of our key management personnel would have an adverse impact on our future development and could impair our ability to succeed. Our performance is substantially dependent upon the expertise of our President, Mr. Jason Finnis, and our Chief Executive Officer, Mr. Jerry Kroll, and other key management personnel and our ability to continue to hire and retain such personnel. Messrs. Finnis and Kroll spend substantially all of their working time with our company and our subsidiaries. It may be difficult to find sufficiently qualified individuals to replace Mr. Finnis, Mr. Kroll, or other key management personnel if we were to lose any one or more of them. The loss of Mr. Finnis, Mr. Kroll, or any of our other key management personnel could have a material adverse effect on our business, development, financial condition, and operating results. We do not maintain "key person" life insurance on any of our directors or senior executive officers.

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

IF OUR COMPETITORS MISAPPROPRIATE UNPATENTED PROPRIETARY KNOWN-HOW AND OUR TRADE SECRETS, IT COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS.

         The loss of or inability to enforce our trademark "Hemptown" and other proprietary know-how and trade secrets could adversely affect our business. We depend heavily on trade secrets and the design expertise of our employees. If any of our competitors copies or otherwise gains access to our trade secrets or develops similar hemp products independently, we would not be able to compete as effectively. The measures we take to protect our trade secrets and design expertise may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate and therefore could have an adverse affect on our business.

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

RISKS RELATED TO OUR COMMON STOCK

SALE OF RESTRICTED COMMON STOCK.

         As of December 31, 2005, there are 9,284,722 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of December 31, 2005, there are an aggregate of 4,061,000 Stock Options and 3,556,120 warrants outstanding that are exercisable into 4,061,000 shares of common stock and 3,556,120 shares of common stock, respectively.

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

         Our common stock has traded as low as $0.15 and as high as $2.10. In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) changes in the demand for our hemp products; (ii) disappointing results from our marketing and sales efforts; (iii) failure to meet our revenue or profit goals or operating budget;
(iv) decline in demand for our common stock; (v) downward revisions in securities analysts' estimates or changes in general market conditions; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our business prospects; and (viii) general economic trends.

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

         We are not authorized to issue shares of preferred stock. However, there are provisions of British Columbia law that permit a company's board of directors, without shareholder approval, to issue shares of preferred stock with rights superior to the rights of the holders of shares of common stock. As a result, shares of preferred stock could be issued quickly and easily, adversely affecting the rights of holders of shares of common stock and could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. Although we have no present plans to issue any shares of preferred stock, the issuance of preferred stock in the future could adversely affect the rights of the holders of common stock and reduce the value of the common stock.

OUR COMMON STOCK IS CLASSIFIED AS A "PENNY STOCK" UNDER SEC RULES WHICH LIMITS THE MARKET FOR OUR COMMON STOCK.

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

REPORTS TO STOCKHOLDERS

         We are currently a reporting issuer in the U.S. and are subject to reporting requirements under section 13 or 15(d) of the U.S. Securities Exchange Act of 1934, as amended. We are required to file the following with the U.S. Securities and Exchange Commission (the "SEC"): (i) quarterly reports on Form 10-QSB; (ii) an annual report on Form 10-KSB; and (iii) a Form 8-K to report the occurrence of certain reportable events. We are currently required to deliver an annual report to our stockholders prior to or with the distribution of proxy materials relating to annual stockholder meetings.

ITEM 2. DESCRIPTION OF PROPERTY

         On July 3, 2004, we received eighty acres of industrial property in Craik, Saskatchewan, for development as a hemp fibre mill. We were given the property for $1.00 from the Town of Craik and the Rural Municipality of Craik No. 222. In accordance with the terms and provisions of the Collaboration Agreement, it is anticipated that area farmland together with the CRAILAR technology licensing and production mill planned for fiscal year 2006/2007 will produce a new, low-cost environmentally sensitive hemp fabric and clothing products. In the event we are successful in the development of the hemp fibre mill by July 1, 2007, there will be no further obligations to the Town of Craik. However, in the event we are not successful in the development of a hemp fibre mill, we can either surrender the land back to Craik or retain the land with a payment of $27,743. The transfer was registered with the Land Titles Office on February 8, 2005.

         The majority of our production currently takes place in China, with some production in Vancouver, British Columbia. In Vancouver, we occupy 6,000 square feet of warehouse/office space on a long-term lease. The lease is set to expire February 28, 2009. We pay $6.83 Canadian Dollars per square foot, plus common fees for a monthly rent of $4,890.06 Canadian Dollars. We have been granted a right of first refusal as to the purchase of the building. The Vancouver premises serve as head office, a display showroom, inventory storage and shipping facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 18, 2005, an annual meeting of our shareholders (the "Meeting") was held for the following purposes: (i) to ratify and approve the prior actions of our Board of Directors; (ii) to approve and ratify the appointment of Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, as our independent public accountant and auditor; (iii) to elect the following nominees to the Board of
Directors: Jerry Kroll, Jason Finnis, Larisa Harrison, Robert Edmunds and Guy Carpenter; (iv) to approve a proposed 2005 stock option plan for our key personnel (the "2005 Stock Option Plan"); and (v) to approve a proposed amendment to our Articles of Incorporation, as amended, to effectuate a proposed name change to such name as may be approved by our Board of Directors in its sole and absolute discretion (the "Name Change"). We are not required under the Securities Exchange Act to file a proxy statement. Therefore, we did not solicit proxies.

         Only shareholders of record at the close of business on April 18, 2005 (the "Record Date") were entitled to notice or and to vote the shares of common stock held by them on such date at the Meeting or any and all adjournments thereof. As of the Record Date, an aggregate 13,685,635 shares of common stock were outstanding. There was no other class of voting securities outstanding at that date. Each share of common stock held by a shareholder entitled such shareholder to one vote on each matter that was voted at the Meeting. The presence, in person or by proxy, of the holders of a majority of the outstanding share of common stock was necessary to constitute a quorum at the Meeting. Assuming that a quorum was present, the affirmative vote of the holders of a majority of the shares of common stock outstanding was required to approve the matters presented for approval at the Meeting.

         On June 18, 2005, the Meeting of shareholders was held with the resulting votes cast either in person or proxy as below:

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

3. Approval of the election of the members of our Board of Directors. Jerry Kroll, Jason Finnis, Larisa Harrison, Robert Edmunds and Guy Carpenter were elected members to our Board of Directors to hold office until our next annual general meeting or until their successors are elected or appointed subject to the provisions of our constating documents.

                                                     Number of Shares
                                                ___________________________
                                                   For             Withheld
                                                _________          ________

          Jerry Kroll                           6,278,462           682,998
          Jason Finnis                          6,961,460                 0
          Larisa Harrison                       6,278,462           682,998
          Robert Edmunds                        6,691,460                 0
          Guy Carpenter                         6,278,462           682,998

4. Approval of proposed 2005 Stock Option Plan. Subject to regulatory approval, the filing and form of which being at the sole and absolute discretion of our Board of Directors, our shareholders approved and authorized the adoption of a new and proposed stock option plan (the "Stock Option Plan") to, among other matters: (i) fix the maximum number of common shares for which options may be granted under the Stock Option Plan at a maximum of up to 13,210,035 common shares of our share capital; and (ii) specify that the options issued pursuant to the Stock Option Plan are non-transferable; and, furthermore, that our Board of Directors are authorized, in their sole and absolute discretion, to abandon or alter any portion of the Stock Option Plan at any time without the further approval of our shareholders.

          For                                                     6,222,262
          Against                                                   739,198
          Abstain                                                         0
          Broker non-vote                                                 0

5. Approval of proposed name change of the Company. Subject to regulatory approval and in compliance with the policies of the applicable stock exchange, the filing and form of which being at the sole and absolute discretion of our Board of Directors, amended Articles of the Company, which the Articles would reflect a change in the name of the Company (the "Name Change").

          For                                                     6,958,460
          Against                                                     3,000
          Abstain                                                         0
          Broker non-vote                                                 0


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

         Shares of our common stock are traded on the NASD OTC Bulletin Board under the symbol "NADVF". The market for our common stock is limited, volatile and sporadic, The following table sets forth the high and low sales prices relating to our common stock on a quarterly basis for the last two fiscal years as quoted by the NASDAQ. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.


     ________________________________________________________________

     Quarter Ended                    High Bid ($)        Low Bid ($)
     ________________________________________________________________
     2005
     ________________________________________________________________
     Fourth Quarter                      $ 0.43             $ 0.29
     ________________________________________________________________
     Third Quarter                       $ 0.28             $ 0.18
     ________________________________________________________________
     Second Quarter                      $ 0.27             $ 0.17
     ________________________________________________________________
     First Quarter                       $ 0.37             $ 0.24
     ________________________________________________________________
     2004
     ________________________________________________________________
     Fourth Quarter                      $ 0.37             $ 0.16
     ________________________________________________________________
     Third Quarter                       $ 1.20             $ 0.20
     ________________________________________________________________
     Second Quarter                      $ 2.10             $ 0.70
     ________________________________________________________________
     First Quarter                       $ 1.15             $ 0.51
     ________________________________________________________________

         As of February 28, 2006, there were approximately 41 shareholders of record of our common shares as reported by our transfer agent, Pacific Stock Transfer Company, which does not include shareholders who shares are held in street or nominee names. We believe that there are approximately 180 beneficial owners of our common stock. There are no other classes of shares issued or outstanding.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

         We have one equity compensation plan, the Hemptown Clothing Inc. Stock Option Plans. The table set forth below presents the securities authorized for issuance with respect to the Stock Option Plan under which equity securities are authorized for issuance as of December 31, 2005:


_________________________________________________________________________________________________________

                                    EQUITY COMPENSATION PLAN INFORMATION

       Plan Category         Number of securities to     Weighted-average         Number of securities
                             be issued upon exercise     exercise price of        remaining available for
                             of outstanding options,     outstanding options,     future issuance under
                             warrants and rights         warrants and rights      equity compensation
                                                                                  plans (excluding
                                                                                  securities reflected in
                                                                                  column (a))
                                       (a)                       (b)                       (c)
_________________________________________________________________________________________________________

Equity                                 N/A                       N/A                        N/A
compensation plans
approved by
security holders
_________________________________________________________________________________________________________
Equity
compensation plans
not approved by security
holders
_________________________________________________________________________________________________________
2003 Stock Option Plan              1,831,500                  $0.65                        n/a

2004 Stock Option Plan              3,935,500                  $0.75                        n/a

Amended 2004 Stock
Option Plan                         4,061,000                  $0.67                     1,789,000
_________________________________________________________________________________________________________
Warrants                            2,700,000                  $0.50                        -0-
Warrants                              172,460                 $0.625 (1)                    -0-
Warrants                              348,000                  $0.75 (2)                    -0-
Warrants                               35,660                 $0.875 (3)                    -0-
Warrant Unit (4)                      300,000                  $2.00                        -0-
                                      300,000                  $4.00                        -0-
_________________________________________________________________________________________________________


(1) The 172,460 share purchase warrants entitles the holder thereof to purchase one common share at an exercise price of $0.50 per share during the first twelve months of the exercise period, and thereafter for a period of six months, the holder thereof is entitled to purchase one common share at an exercise price of $0.75 per share.

(2) The 348,000 share purchase warrants entitles the holder thereof to purchase one common share at an exercise price of $0.50 per share during the first twelve months of the exercise period, and thereafter for a period of six months, the holder thereof is entitled to purchase one common share at an exercise price of $1.00 per share.

(3) The 35,660 share purchase warrants entitles the holder thereof to purchase one common share at an exercise price of $0.75 per share during the first twelve months of the exercise period, and thereafter for a period of six months, the holder thereof is entitled to purchase one common share at an exercise price of $1.00 per share.

(4) Each warrant unit consists of a warrant to purchase one common share at a price of $2.00 per share and a piggyback warrant to purchase one common share at a price of $4.00 per share.


HEMPTOWN CLOTHING INC. STOCK OPTION PLANS

         On September 10, 2003, our Board of Directors unanimously approved and adopted a 2003 stock option plan (the "2003 Stock Option Plan"). The purpose of the 2003 Stock Option Plan is to advance our interests and the interests of the shareholders by affording our key personnel an opportunity for investment and the incentive advantages inherent in stock ownership. Pursuant to the provisions of the 2003 Stock Option Plan, stock options (the "Stock Options") will be granted only to our key personnel, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts we may rely, including any director, officer, employee or consultant.

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

         Effective July 9, 2004, our Board of Directors adopted a 2004 stock option plan (the "2004 Stock Option Plan"), which provides authorization to our Board of Directors to grant Stock Options to purchase a total number of shares of our common stock, not to exceed 6,000,000 shares as at the date of adoption by our Board of Directors of the 2004 Stock Option Plan.

         Effective May 10, 2005, our Board of Directors amended and restated the 2004 Stock Option Plan (the "Amended 2004 Stock Option Plan"), which provides authorization to our Board of Directors to grant Stock Options to purchase a total number of shares of our common stock, not to exceed 6,000,000 shares as at the date of adoption by our Board of Directors of the Amended 2004 Stock Option Plan.

         On February 20, 2004, our Board of Directors authorized and directed the filing of an S-8 Registration Statement under the 1933 Securities Act to register 382,000 Stock Options exercisable into shares of common stock at $0.75 per share. On July 23, 2004, our Board of Directors authorized and directed the filing of an S-8 Registration Statement under the 1933 Securities Act to registered 1,541,000 Stock Options exercisable into shares of common stock at $0.90 per share. On June 30, 2005, our Board of Directors authorized and directed the filing of an S-8 Registration Statement under the 1933 Securities Act to register 2,024,500 stock options exercisable into shares of common stock at $0.21 per share.

         At the time a Stock Option is granted under the 2003 Stock Option Plan, the 2004 Stock Option Plan or the Amended 2004 Stock Option Plan, our Board of Directors shall fix and determine the exercise price at which our shares of common stock may be acquired; provided, however, that any such exercise price shall not be less than that permitted under the rules and policies of any stock exchange or over-the-counter market which is applicable to us.

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

         As of the date of this Annual Report, an aggregate of 5,195,500 Stock Options have been granted, an aggregate of 150,000 Stock Options have been exercised, and an aggregate of 984,500 Stock Options have been cancelled under the 2003 Stock Option Plan, 2004 Stock Option Plan and the Amended 2004 Stock Option Plan, leaving an aggregate of 4,061,000 Stock Options granted and outstanding.

COMMON STOCK PURCHASE WARRANTS

         During fiscal year ended December 31, 2005, an aggregate of 252,000 Warrants previously issued pursuant to a private placement offering during fiscal year ended December 31, 2004 were cancelled. During fiscal year ended December 31, 2005, an aggregate of 3,256,120 Warrants were issued as follows.

UNIT PRIVATE PLACEMENT OFFERINGS

         During fiscal year ended December 31, 2005, we issued an aggregate of 20,000 First Warrants, with each such First Warrant entitling the holder thereof to purchase an additional share of common stock at an exercise price of $0.50 per share during the first twelve month of the First Warrant and then at an exercise price of $1.00 per share during the final six months.

         During fiscal year ended December 31, 2005, we issued an aggregate of 400,000 Second Warrants, with each such Second Warrant entitling the holder thereof to purchase an additional share of common stock at an exercise price of $0.50 for the period commencing upon the date of issuance and ending on the day which is 24 months from the date of issuance.

         During fiscal year ended December 31, 2005, we issued an aggregate of 100,000 Third Warrants, with each such Third Warrant entitling the holder thereof to purchase an additional share of common stock at an exercise price of $0.50 per Third Warrant during the first twelve months or at an exercise price of $1.00 per Third Warrant during the final six months of the exercise period of the Third Warrant.

         During fiscal year ended December 31, 2005, we issued an aggregate of 228,000 Fourth Warrants, with each such Fourth entitling the holder thereof to purchase one additional share of common stock at an exercise price of $0.50 during the first twelve months or at an exercise price of $1.00 per Fourth Warrant during the final six months of the exercise period of the Fourth Warrant.

         During fiscal year ended December 31, 2005, we issued an aggregate of 2,000,000 Fifth Warrants, with each Fifth Warrant entitling the holder thereof to purchase one additional share of common stock at an exercise price of $0.50 per Fifth Warrant. The expiration date of the Fifth Warrants is December 19, 2007.

         During fiscal year ended December 31, 2005, we issued an aggregate of 300,000 Sixth Warrants, with each Sixth Warrant entitling the holder thereof to purchase one additional share of common stock at an exercise price of $0.50 per Sixth Warrant. The expiration date of the Sixth Warrants is December 19, 2007.

CREDITOR SETTLEMENT OF DEBT

         During fiscal year ended December 31, 2005, we issued an aggregate of 35,660 warrants to two creditors in settlement of debt. Each warrant entitles the holder thereof to purchase one additional share of common stock at an exercise price of $0.75 per warrant for the first twelve months of the warrant exercise period and at an exercise price of $1.00 per warrant for the final six months of the warrant exercise period.

DIRECTOR SETTLEMENT OF DEBT

         During fiscal year ended December 31, 2005, we issued an aggregate of 172,460 warrants to a director in settlement of debt. Each warrant entitles the holder thereof to purchase one additional share of common stock at an exercise price of $0.50 per warrant for the first twelve months of the warrant exercise period and at an exercise price of $0.75 per warrant for the final six months of the warrant exercise period.

RECENT SALES OF UNREGISTERED SECURITIES

         As of the date of this Annual Report, and during fiscal year ended December 31, 2005, to provide capital, we issued an aggregate of 3,541,780 shares of our common stock pursuant to private placement offerings, settlement of debt or pursuant to contractual agreements as set forth below.

FIRST UNIT PRIVATE PLACEMENT OFFERING

         During fiscal year ended December 31, 2005, we engaged in a private placement offering under Regulation D of the 1933 Securities Act, which has been terminated. Pursuant to the terms of the private placement, we offered 20,000 units in our capital (the "First Unit"), at a subscription price of $0.25 per First Unit for aggregate proceeds of $5,000, with each such First Unit being comprised of one share of restricted common stock and one non-transferable share purchase warrant (the "First Warrant") entitling the holder thereof to purchase an additional share of common stock for the period commencing upon the date of issuance of the First Unit and ending on the day which is 18 months from the date of issuance of the First Unit at an exercise price of $0.50 per share during the first twelve month of the First Warrant and then at an exercise price of $1.00 per share during the final six months. We sold 20,000 First Units at $0.25 per First Unit, consisting of 20,000 shares of restricted common stock and 20,000 First Warrants, for aggregate gross proceeds of $5,000. We issued shares of restricted common stock to one accredited U.S. resident investor and to one non-U.S. resident investor. The investors executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions or and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commission was paid.

SECOND UNIT PRIVATE PLACEMENT OFFERING

         During fiscal year ended December 31, 2005, we engaged in a private placement offering under Regulation D of the 1933 Securities Act, which has been terminated. Pursuant to the terms of the private placement, we offered 400,000 units in our capital (the "Second Unit"), at a subscription price of $0.25 per Second Unit for aggregate proceeds of $100,000, with each such Second Unit being comprised of one share of restricted common stock and one non-transferable share purchase warrant (the "Second Warrant") entitling the holder thereof to purchase an additional share of common stock for the period commencing upon the date of issuance of the Second Unit and ending on the day which is 24 months from the date of issuance of the Second Unit at an exercise price of $0.50 per share. We sold 400,000 Second Units at $0.25 per Second Unit, consisting of 400,000 shares of restricted common stock and 400,000 Second Warrants, for aggregate gross proceeds of $100,000. We issued shares of restricted common stock to one accredited U.S. resident investor and to one non-U.S. resident investor. The investors executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions or and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commission was paid.

THIRD UNIT PRIVATE PLACEMENT OFFERING

         During fiscal year ended December 31, 2005, we engaged in a private placement offering under Regulation S and Rule 506 of Regulation D of the 1933 Securities Act, which has been terminated. Pursuant to the terms of the private placement, we offered 200,000 units in our capital (the "Third Unit"), at a subscription price of $0.20 per Third Unit for aggregate proceeds of $40,000, with each such Third Unit being comprised of one share of restricted common stock and one-half of one 18-month non-transferable share purchase warrant (the "Third Warrant"). Each such whole Third Warrant entitles the holder thereof to purchase one additional share of restricted common stock at an exercise price of $0.50 per Third Warrant during the first 12-months or at an exercise price of $1.00 per Third Warrant during the final 6-months of the exercise period of the Third Warrant. We sold 200,000 Third Units at $0.20 per Third Unit, consisting of 200,000 shares of restricted common stock and 100,000 Third Warrants, for aggregate gross proceeds of $40,000. We issued shares of restricted common stock to one non-U.S. resident investor. The investor executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions or and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commission was paid.

FOURTH UNIT PRIVATE PLACEMENT OFFERING

         During fiscal year ended December 31, 2005, we engaged in a private placement offering under Regulation S and Rule 506 of Regulation D of the 1933 Securities Act, which has been terminated. Pursuant to the terms of the private placement, we offered 228,000 units in our capital (the "Fourth Unit"), at a subscription price of $0.25 per Fourth Unit for aggregate proceeds of $57,000, with each such Fourth Unit being comprised of one share of restricted common stock and one 18-month non-transferable share purchase warrant (the "Fourth Warrant"). Each Fourth Warrant entitles the holder thereof to purchase one additional share of restricted common stock at an exercise price of $0.50 during the first 12-months or at an exercise price of $1.00 per Fourth Warrant during the final 6-months of the exercise period of the Fourth Warrant. We sold 228,000 Fourth Units at $0.25 per Fourth Unit, consisting of 228,000 shares of restricted common stock and 228,000 Fourth Warrants, for aggregate gross proceeds of $57,000. We issued shares of restricted common stock to six non-U.S. resident investors. Each investor executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions or and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commission was paid.

FIFTH UNIT PRIVATE PLACEMENT OFFERING

         During fiscal year ended December 31, 2005, we engaged in a private placement offering under Regulation S and Rule 506 of Regulation D of the 1933 Securities Act, which has been terminated. Pursuant to the terms of the private placement, we offered 2,000,000 units in our capital (the "Fifth Unit"), at a subscription price of $0.25 per Fifth Unit for aggregate proceeds of $75,000, with each such Fifth Unit being comprised of one share of restricted common stock and one non-transferable share purchase warrant (the "Fifth Warrant"). Each Fifth Warrant entitles the holder thereof to purchase one additional share of restricted common stock at an exercise price of $0.50 per Fifth Warrant. The expiration date of the Fifth Warrants is December 19, 2007. We sold 2,000,000 Fifth Units at $0.25 per Fifth Unit, consisting of 2,000,000 shares of restricted common stock and 2,000,000 Fifth Warrants, for aggregate gross proceeds of $75,000. We issued shares of restricted common stock to two non-U.S. resident investor. Each investor executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions or and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commission was paid.

SIXTH UNIT PRIVATE PLACEMENT OFFERING

         During fiscal year ended December 31, 2005, we engaged in a private placement offering under Regulation S and Rule 506 of Regulation D of the 1933 Securities Act, which has been terminated. Pursuant to the terms of the private placement, we offered 300,000 units in our capital (the "Sixth Unit"), at a subscription price of $0.25 per Sixth Unit for aggregate proceeds of $75,000, with each such Sixth Unit being comprised of one share of restricted common stock and one non-transferable share purchase warrant (the "Sixth Warrant"). Each Sixth Warrant entitles the holder thereof to purchase one additional share of restricted common stock at an exercise price of $0.50 per Sixth Warrant. The expiration date of the Sixth Warrants is December 19, 2007. We sold 300,000 Sixth Units at $0.25 per Sixth Unit, consisting of 300,000 shares of restricted common stock and 300,000 Sixth Warrants, for aggregate gross proceeds of $75,000. Each investor executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions or and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commission was paid.

CREDITOR SETTLEMENT OF DEBT

         As at December 31, 2004, we were indebted to a creditor for a one-time campaign set-up fee of CDN $12,400 payable in our restricted common stock in accordance with the terms and provisions of an engagement letter between us and TerraChoice Environmental Marketing ("TerraChoice"). During fiscal year ended December 31, 2005, we issued 13,140 Units to TerraChoice at $0.71 per Unit. Each Unit consists of one common share and one-half of one non-transferable share purchase warrant at an exercise price of $0.75 per warrant during the first 12 months of the warrant exercise period and at an exercise price of $1.00 per warrant for the final six months of the warrant exercise price. The Units were issued under the exemption from registration pursuant to Section 4(2) of the 1933 Securities Act.

CRAILAR FIBER PRIVATE PLACEMENT OFFERING

         During fiscal year ended December 31, 2005, our subsidiary, Crailar Fiber, engaged in a private placement offering under Regulation S and Rule 506 of Regulation D of the 1933 Securities Act, which has been terminated. Pursuant to the terms of the private placement, Crailar offered 1,300,000 shares of its no par value common stock at a subscription price of $1.00 per share of common stock. Crailar sold 1,300,000 shares of its common stock for aggregate gross proceeds of $1,300,000. Crailar issued 1,300,000 shares of its restricted common stock to two accredited U.S. resident investors and two non-U.S. investors. The investors executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commission was paid.

CREDITOR SETTLEMENT OF DEBT

         During fiscal year ended December 31, 2005, we issued 58,180 units to a credit at $0.71 per unit as payment of a $41,308 debt. Each unit consists of one share of common stock and one-half of one non-transferable share purchase warrant at an exercise price of $0.75 per warrant for the first twelve months of the warrant exercise period and at an exercise price of $1.00 per warrant for the final six months of the warrant exercise period. The Units were issued under the exemption from registration pursuant to Section 4(2) of the 1933 Securities Act.

DIRECTOR SETTLEMENT OF DEBT

         During fiscal year ended December 31, 2005, we issued 172,460 Units at $0.37 per share to one of our directors as a $63,810 partial settlement of outstanding debt due and owing as at December 31, 2004. Each Unit consists of one common share and one non-transferable common stock purchase warrant at an exercise price of $0.50 per warrant during the first 12 months of the exercise period and at an exercise price of $0.75 per warrant for the final six months of the warrant exercise period. The Units were issued under the exemption from registration pursuant to Section 4(2) of the 1933 Securities Act.

STOCK BASED COMPENSATION

         During fiscal year ended December 31, 2005, we issued an aggregate of 100,000 shares on July 20, 2005 at a per share price of $0.15 to one of our officers as stock based compensation and a further aggregate 20,000 shares on December 19, 2005 at a per share price of $0.48 to one of our officers as stock based compensation.

EXERCISE OF STOCK OPTIONS

         During fiscal year ended December 31, 2005, we issued an aggregate of 30,000 shares of our common stock to one of our officers/directors pursuant to the exercise of Stock Options at $0.50 per share for settlement of debt in the amount of $15,000 due and owing to this officer/director as compensation for services rendered.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis of our results of operations and financial position should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Interim Report. Our consolidated financial statements are prepared in accordance with U.S. GAAP. All references to dollar amounts in this section are in U.S. dollars unless expressly stated otherwise.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

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

OVERVIEW

Naturally Advanced Technologies sells top quality T-shirts, golf shirts, oxford shirts and hooded sweatshirts made from sustainable fabrics such as hemp, bamboo, organic cotton and soy. Naturally Advanced Technologies products are sold through its in-house sales team, its retail outlet and through independent eco-retail outlets throughout North America. We are transitioning to new designs, and as a result, suffered on our gross margin percentage as we start to liquidate at lower profit our older product designs.

Our subsidiary, CRAILAR, continues research and development of its bast fiber enzymatic process. We project that CRAILAR will generate revenue in 2006.

RESULTS OF OPERATION

                                      Twelve months ended
                                          December 31
                                   _________________________
                                      2005            2004        % Change
                                   __________      _________      ________

                Sales              $  958,238      $ 831,545        +15%
                Gross Profit       $  276,982      $ 260,879        + 6%
                Net Income         $ (876,758)     $(897,054)         0%
                Loss Per share     $    (0.06)     $   (0.07)

FISCAL YEAR ENDED DECEMBER 31, 2005 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2004

         REVENUE AND GROSS MARGINS


Our net operational losses during fiscal year ended December 31, 2005 were ($876,758) compared to ($897,054) during fiscal year ended December 31, 2004 (a decrease of $20,296). During fiscal year ended December 31, 2005, we generated $958,238 in gross revenues compared to $831,545 in gross revenues for fiscal year ended December 31, 2004 (an increase of $126,693). We believe that the increase in gross revenues during fiscal year 2005 is a result of increased brand awareness and consumer acceptance of sustainable clothing. We continue to build a team of experienced industry professionals that we believe can lead us to success in the imprint apparel market and in the development of new commercial fiber processes. We further believe that revenues increased because new systems were implemented to reduce shipping errors and increase logistic efficiencies. We also believe customer services was improved by the additional of two new call centre personnel. And, as a result of management's trips to Asia to meet with new suppliers, we have successfully negotiated lower costs of goods and better payment terms.

Cost of goods sold increased during fiscal year ended December 31, 2005 to $681,256 from $570,666 for the same period in 2004 resulting in net sales or a gross margin of $276,982 for fiscal year ended December 31, 2005 compared to $260,879 for the same period in 2004. Gross margin for fiscal year ended December 31, 2005 was $276,982 compared with $260,879 for 2004. Gross profit as a percentage fell to 29% of sales from 31% of sales due to increased freight costs, increased costs associated with our increased marketing efforts, and the selling of old inventory at lower than usual margin.

         OPERATING EXPENSES

During fiscal year ended December 31, 2005, we recorded operating expenses of approximately $1,210,360 compared to operating expenses of $1,157,933 during fiscal year ended December 31, 2004 (an increase of $52,427). The operating expenses incurred during fiscal year 2005 were reduced by $201,101 in government grants received under the Government of Canada's Scientific Research and Experimental Development tax credit program ("SR&ED Program")

Operating expenses consisted of: (i) $278,534 (2004: $235,801) in salaries and employee benefits; (ii) $202,518 (2004: $235,946) in advertising and promotion;(iii)$16,029 (2004: $42,812)in bad debt expense (iv) $260,402 (2004:
$212,962)  in  contract  labor;  (v)  $124,603  (2004:  $111,525)  in legal  and accounting;  (vi) $141,134 (2004: $117,422) in office and general; (vii) $40,835
(2004:  $41,385) in rent;  (viii)  $83,973  (2004:  $40,445) in  interest;  (ix)
$18,011 (2004:  $19,847) in insurance;  (x) $136,097 (2004: $50,148) in research and development; (xi) $11,925 (2004: $9,798) in depreciation; (xii) $49,162 (2004: $2,997) in consulting fees; and (xiii) $70,155 (2004: $36,845) in stock-based compensation. Our net loss from operations during the twelve-month period ended December 31, 2005 was ($876,758) or ($0.06) per share compared to a net loss of ($897,054) or ($0.07) per share for the twelve-month period ended December 31, 2004. For the twelve-month period ended December 31, 2005, the weighted average number of shares outstanding was 14,365,070 compared to 13,085,975 at December 31, 2004.

During fiscal year ended December 31, 2005, accounting and legal expenses increased to $124,603 from $111,525 for the same period in 2004 as a result of increased auditing fees and legal fees due to the increased level of regulation. Interest costs increased to $83,973 compared with $40,445 for the same period in 2004. The increase in interest costs relate to the $400,000 loan from Celestine Asset Management and the costs of factoring the accounts receivable. Research and development costs increased to $136,097 from $50,148 for the same period 2004 and were primarily related to the fees associated with the collaboration with the National Research Council of Canada to develop a patentable enzyme technology to improve the efficiency of hemp fiber processing which should reduce the costs of hemp fiber, and make it more cost competitive with cotton.

During fiscal year ended December 31, 2005, consulting fees increased to $49,162 from $2,997 for the same period in 2004 and were primarily related to hiring firms to assist in raising capital and for business development. Salaries and benefits increased to $278,534 from $235,801 for the same period in 2004. Contract labour also increased to $260,402 from $212,962 for the same period in 2004. Contract labour is utilized to provide us with maximum flexibility to respond to cyclical performance. These increases are related to our ongoing commitment to strengthen our team in order to achieve increased sales.

During fiscal year ended December 31, 2005, stock based compensation for consulting fees increased to $55,155 from $36,845 for the same period in 2004 due to the granting of Stock Options to our officers, directors and consultants.

         NET INCOME

The net loss for fiscal year ended December 31, 2005 was ($876,758) compared to a net loss of ($897,054) for the same period in 2004. Basic loss per share was $0.06 for fiscal year ended December 31, 2005 compared to a basic loss of $0.07 per share for the same period in 2004. For fiscal year ended December 31, 2005, the weighted average number of shares outstanding was 14,365,070 compared to 13,085,975 at fiscal year ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

FOR FISCAL YEAR ENDED DECEMBER 31, 2005

We increased our liquidity during fiscal year ended December 31, 2005 primarily through the issuance of stock and the sale of stock in our Crailar subsidiary. We issued stock for cash in the amount of $750,550 and also issued stock for debt in the amount of $129,448. Crailar raised $1,300,000 through the issuance of stock to further develop the Crailar enzymatic process.

As at December 31, 2005, our current assets were $1,774,784 and our current liabilities were $543,422, which resulted in working capital of $1,231,362. As at December 31, 2005, total assets were $1,793,072 consisting of: (i) $1,260,939 in cash; (ii) $162,576 in trade accounts receivable; (iii) $276,141 in inventory; (iv) $75,128 in prepaid expenses and other; and (v) $18,288 in fixed assets.

As at December 31, 2005, liabilities were comprised of (i) $382,007 in accounts payable and accrued liabilities; (ii) $30,449 in amounts due related parties;
iii) $13,951 capital lease obligation; (iv) $29,467 short term loan; and (v) $400,000 in note payable; and (vi) $27,801 in long term debt.

Stockholders' Equity (Deficit) increased from ($391,788) at December 31, 2004 to $639,089 at the twelve-month period ended December 31, 2005.

As of December 31, 2005, we had cash of $1,260,939 compared with $13,632 at December 31, 2004. The bank line of credit decreased from $100,545 in December 2004 to $0 in the second quarter of 2005.

The cash flows used in operations for fiscal year ended December 31, 2005 were $713,528 compared with $826,673 for the same period in 2004. Cash flows used in operations for fiscal year ended December 31, 2005 consisted primarily of a net loss of ($876,758), with changes in working capital assets and liabilities of a decrease in accounts receivable to $57,050, a decrease in inventory of $42,464, and an increase in accounts payable and accrued liabilities of $44,841.

Cash flows provided by financing activities for fiscal year ended December 31, 2005 were $1,961,278 compared with $859,093 during the same period in 2004. The increase in funds provided by financing activities in the period was largely caused by our receipt of $750,550 for the issuance of share capital (as compared to $254,300 in 2004) and by $1,300,000 in proceeds received upon the sale of subsidiary shares. We also reduced our bank line of credit ($100,545) and had an increase in short term debt of $29,467.

The effect of exchange rates on cash resulted in a gain of $6,328 for fiscal year ended December 31 2005 compared with a $57,275 loss in the same period of 2004. These gains and losses are the result of fluctuations in the Canadian dollar versus the US dollar.

PLAN OF OPERATION

We have evolved into two operating entities: Crailar Fiber Technologies, and H.T.Naturals. Crailar Fiber Technologies continues development work with the NRC on bast fiber enzymatic processes to facilitate the commercialization of bast fibers for fabric, composite and potentially medical use. HT Naturals has secured new procurement systems which will improve product quality and gross margin and implement a focused strategy for sales growth in three areas: corporate sales, private label sales and a seasonal retail line.

To help the two operating entities execute their business strategies, we have elected Ken Barker to the Board of directors and placed John Hoekman on the Advisory Board. Mr. Barker brings over twenty years apparel experience to the Board of Directors, including 5 years with Adidas where Ken set overall apparel brand direction and strategy as Head of USA Apparel. Mr. Hoekman is a senior vice-president with Stephens Inc, an investment bank, where he focuses on business development.

Crailar Fiber Technologies has raised $1,300,000 USD to continue development of the Crailar fiber enzyme process. The collaboration with the National Research Council is continuing on schedule and we continue to be confident of the value of this research as confirmation of the commercial viability of the fiber process (CRAILAR(TM)) has been received from industry. The agreement with the National Research Council allows us to assign the benefits of the agreement. The National Research Council plans to apply for patents of the CRAILAR process in April 2006, and upon the successful application of these patents, we will assign the agreement and patent rights to Crailar Fiber Technologies Inc.

HT Naturals plans to have sold all old product lines by the end of the first quarter in 2006 to make room for our new line of clothing called HT
Naturals(TM). HT Naturals is an "eco-fabric", which is crafted from a proprietary combination of fabric blends including hemp, organic cotton, bamboo, soy, recycled polyester, and other organic textiles. The bamboo component has the look of rayon, feels like silk and is softer than cotton on the body. The soy component is a by-product of soy food production, and is often termed as "vegetable cashmere". HT Naturals has entered into a partnership with an experienced procurement and design apparel company, The -S-Group, to ensure product quality and gross margins. HT Naturals will focus on three areas for sales growth. Corporate Sales-these T-shirts will be inventoried in their natural color and then dyed to customers specifications. These items are not seasonal and are stocked in their natural color to minimize inventory risk. Private Label -these goods are entirely produced to order, totally eliminating inventory risk. Seasonal Retail Line-the seasonal retail line is designed in house and pre-sold to the retail customer base, after which it is then produced and delivered. The sales team of HT Naturals will be lead by Ms. Stephanie Knight, an apparel sales veteran with more than fifteen years success in growing apparel sales for different product lines.

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

MATERIAL COMMITMENTS

A significant commitment for us is the principal amount of $400,000 due and owing pursuant to a secured and subordinated loan agreement with Celestine Asset Management ("CAM"). The term of the loan is from October 22, 2005 to April 22, 2007, and the interest rate is 12% per annum, calculated semi-annually, with payments due semi-annually. Of the principal, $100,000 is due on July 21, 2006 and $300,000 is due on April 22, 2007. The security granted to CAM is pursuant to: (i) a fixed charge and a security interest in our existing accounts receivable insurance policy obtained through Export Development Canada and St. Paul Guarantee Insurance Company respecting losses sustained us; and (ii) a floating charge and a security interest in all of our assets, subject and subordinate to any borrowing by us with banks and lending institutions.

A significant commitment for us is the principal amount of $82,115 owing for 2006 and $20,636 for 2007 pursuant to a collaboration agreement with the National Research Council of Canada (the "NRC"), to develop a patentable enzyme technology for the processing of hemp fibres (the "Collaboration Agreement"). The Collaboration Agreement is for a period of three years and expires on May 9, 2007. Pursuant to the terms and conditions of the Collaboration Agreement, we are required to pay to NRC $102,751 in total for the remainder of 2006 and 2007. There are no payments currently due and owing as at March 21, 2005.

A significant commitment for us for fiscal 2006 is the amount of $27,824 (CDN $32,360) advanced from the Canadian Department of Foreign Affairs and International Trade under its Program for Export Market Development ("PEMD") to be used to promote the sales of Canadian goods into foreign markets. The agreement was signed on January 7, 2004. The loan is to be paid back each year at 4% of incremental foreign sales over the base year amount by December of the following year. There is no interest charged on the outstanding amount. The base year amount was approximately $486,938 (CDN $589,000). There was no amount payable for the year 2005. If at the end of year five the loan is not paid back, then the outstanding balance of the loan will be forgiven.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

December 31, 2005

INDEX

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

DALE MATHESON
CARR-HILTON LABONTE
_____________________
CHARTERED ACCOUNTANTS

                          Partnership of:
                          Robert J. Burkart, Inc.     James F. Carr-Hilton, Ltd.
                          Alvin F. Dale, Ltd.         Peter J. Donaldson, Inc.
                          Wilfred A. Jacobson, Inc.   Reginald J. LaBonte, Ltd.
                          Robert J. Matheson, Inc.    Rakesh I. Patel, Inc.
                          Fraser G. Ross, Ltd.        Brian A. Shaw, Inc.
                          Anthony L. Soda, Inc.
________________________________________________________________________________


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
________________________________________________________________________________


To the Stockholders and Board of Directors of Naturally Advanced Technologies Inc. (formerly Hemptown Clothing Inc.)

We have audited the consolidated balance sheets of Naturally Advanced Technologies Inc. (formerly Hemptown Clothing Inc.) as at December 31, 2005 and 2004 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses since inception and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             "Dale Matheson Carr-Hilton LaBonte"

                                                    CHARTERED ACCOUNTANTS



Vancouver, Canada
March 13, 2006, except for Note 19(d) which is dated March 21, 2006

A MEMBER OF MGI INTERNATIONAL, A WORLDWIDE NETWORK OF INDEPENDENT ACCOUNTANTS AND BUSINESS ADVISORS

Vancouver Suite 1500 - 1140 West Pender Street, Vancouver, B.C., Canada V6E 4G1,
          Tel: 604-687-4747 * Fax: 604-689-2778 - Main Reception

          Suite 1700 - 1140 West Pender Street, Vancouver, B.C., Canada V6E 4G1,
          Tel: 604-687-4747 * Fax: 604-687-4216



NATURALLY ADVANCED TECHNOLOGIES INC.
(formerly Hemptown Clothing Inc.)
Consolidated Balance Sheets
(In US Dollars)

                                                                December 31,     December 31,
                                                                    2005             2004
____________________________________________________________________________________________

ASSETS

Current
    Cash                                                        $ 1,260,939      $    13,632
    Accounts receivable                                             162,576          219,626
                                                                          -                -
    Inventory                                                       276,141          318,605
    Prepaid expenses and other                                       75,128           79,646
    Deferred financing costs (Note 5)                                     -           10,815
____________________________________________________________________________________________
                                                                  1,774,784          642,324

Property and equipment (Note 9)                                      18,288           23,442
____________________________________________________________________________________________
                                                                $ 1,793,072      $   665,766
============================================================================================


LIABILITIES

Current
    Bank loan (Note 7)                                          $         -      $   100,545
    Advances from subsidiaries                                            -                -
    Accounts payable and accrued liabilities                        382,007          387,804
    Due to related parties (Note 8)                                  30,449          126,606
    Capital lease obligation, current portion                         1,499            7,781
    Note payable (Note 5)                                           100,000          400,000
    Short term loan (Note 6)                                         29,467
____________________________________________________________________________________________
                                                                    543,422        1,022,736

Note Payable (Note 5)                                               300,000
Long term debt (Note 10)                                             27,801           26,922
Capital lease obligation                                             12,452            7,896
____________________________________________________________________________________________
                                                                    883,675        1,057,554
____________________________________________________________________________________________

Minority Interest (Note 4)                                          270,308                -
____________________________________________________________________________________________

COMMITMENTS (Note 13)

STOCKHOLDERS' EQUITY

Capital Stock (Note 11)
    Authorized: 100,000,000 common shares without par value
    Issued and outstanding :16,811,815 common shares
                            (2004 - 13,270,035)                   2,242,128        1,359,448

Additional paid-in capital                                        1,062,391           41,367

Accumulated comprehensive income                                     12,259            8,328

Deficit                                                          (2,677,689)      (1,800,931)
____________________________________________________________________________________________
                                                                    639,089         (391,788)
____________________________________________________________________________________________
                                                                $ 1,793,072      $   665,766
============================================================================================




NATURALLY ADVANCED TECHNOLOGIES INC.
(formerly Hemptown Clothing Inc.)
Consolidated Statements of Operations
Years Ended December 31,
(In US Dollars)

                                                              2005            2004
______________________________________________________________________________________

Sales                                                      $   958,238     $   831,545

Cost of sales                                                  681,256         570,666
______________________________________________________________________________________
Gross profit                                                   276,982         260,879
______________________________________________________________________________________
Expenses
       Advertising and promotion                               202,518         235,946
       Bad debts                                                16,029          42,812
       Consulting fees                                          49,162           2,997
       Consulting fees - stock-based compensation               55,155          36,845
       Contract labour                                         260,402         212,962
       Contract labour - stock based compensation               15,000               -
       Depreciation                                             11,925           9,798
       Insurance                                                18,011          19,847
       Interest                                                 83,973          40,445
       Legal and accounting                                    124,603         111,525
       Office and general                                      141,134         117,422
       Rent                                                     40,835          41,385
       Research and development                                136,097          50,148
       Salaries & benefits                                     278,534         235,801
       Government grant, net of fees (Note 18)                (201,101)              -
       Gain on settlement of debt (Note 11)                    (21,917)              -
______________________________________________________________________________________
                                                             1,210,360       1,157,933
______________________________________________________________________________________
Loss from operations                                          (933,378)       (897,054)

Minority Interest (Note 4)                                      56,620               -
______________________________________________________________________________________
Net loss                                                      (876,758)       (897,054)

Loss per share (basic)                                     $     (0.06)    $     (0.07)
======================================================================================

Weighted average number of shares outstanding (basic)       14,365,070      13,085,975
======================================================================================

The accompanying notes are an integral part of these consolidated financial statements.




Naturally Advanced Technologies Inc.
(formerly Hemptown Clothing Inc.)
Consolidated Statement of Stockholders' Equity
December 31, 2005
(In US Dollars)

                                                                                                Accumulated
                                                                       Payables    Additional      other
                                    Common shares              Share  with equity   paid-in    comprehensive
                                  Shares     Amount    Subscriptions  components    capital    income\(loss)   Deficit      Total
                                                $             $             $           $             $            $         $
____________________________________________________________________________________________________________________________________

Balance, December 31, 2003      11,834,535    860,148     45,000        200,000        4,523      65,601        (903,877)   271,395

Exercise of stock options at
   $0.50 per share                 120,000     60,000          -              -            -           -               -     60,000
Subscriptions received             415,500    194,300          -              -            -           -               -    194,300
Share subscriptions completed      100,000     45,000    (45,000)             -            -           -               -          -
Conversion of liabilities
   classified as equity            800,000    200,000                  (200,000)           -           -               -          -
Stock-based compensation                 -          -          -              -       36,844           -               -     36,844
Components of comprehensive
   income (loss)
      Foreign currency trans-
         lation                          -          -          -              -            -     (57,273)              -    (57,273)
      Net loss                           -          -          -              -            -           -        (897,054)  (897,054)
____________________________________________________________________________________________________________________________________
Balance, December 31, 2004      13,270,035  1,359,448          -              -       41,367       8,328      (1,800,931)  (391,788)

Exercise of stock options at
   $0.50 per share                  30,000     10,800          -              -            -           -               -     10,800
Issuance of common stock         3,268,000    750,550                                      -           -               -    750,550
Issuance of common stock for
   payment of services                         24,600                                                                        24,600
Issuance of common stock on
   settlement of debt              243,780     96,730          -              -            -           -               -     96,730
Stock-based compensation                 -          -          -              -       45,555           -               -     45,555
Gain on Sale of subsidiary
   shares                                -          -          -              -      975,469           -               -    975,469
Components of comprehensive
   income (loss)
      Foreign currency trans-
         lation                          -          -          -              -            -       3,931               -      3,931
      Net loss                           -          -          -              -            -           -        (876,758)  (876,758)
____________________________________________________________________________________________________________________________________
Balance, December 31, 2005      16,811,815  2,242,128          -              -    1,062,391      12,259      (2,677,689)   639,089
====================================================================================================================================


                    The accompanying notes are an integral part of these consolidated financial statements.




NATURALLY ADVANCED TECHNOLOGIES INC.
(formerly Hemptown Clothing Inc.)
Consolidated Statements of Cash Flows
Year Ended December 31,
In US Dollars

                                                                  2005             2004
__________________________________________________________________________________________


Cash flows from (used in) operating activities
  Net loss                                                     $ (876,758)      $ (897,054)
  Adjustments to reconcile net loss to net cash
     from operating activities
  Depreciation                                                     11,925            9,798
  Gain on settlement of debt                                      (21,917)               -
  Stock based compensation                                         70,155           36,845
  Minority Interest                                               (56,620)               -
  Deferred financing costs                                         10,815          (10,815)
Changes in working capital assets and liabilities
  Decrease (increase) in accounts receivable                       57,050          (39,366)
  Increase (decrease) in government grant receivable                    -                -
  Decrease (increase) in inventory                                 42,464          163,414
  Decrease (increase) in prepaid expenses                           4,517          (55,936)
  Increase (decrease) in advance to subsidiaries                        -
  (Decrease) increase in accounts payable and accrued
     liabilities                                                   44,841          (37,140)
__________________________________________________________________________________________
  Net cash flows used in operating activities                    (713,528)        (830,254)
__________________________________________________________________________________________
Cash flows from (used in) investing activities

  Purchase of property and equipment                               (6,771)          (8,068)
__________________________________________________________________________________________
Net cash flows used in investing activities                        (6,771)          (8,068)
__________________________________________________________________________________________
Cash flows from (used in) financing activities
  Issuance of capital stock for cash                              750,550          254,300
  Proceeds from sale of Crailar shares                          1,300,000                -
  Bank loan (repayment) proceeds                                 (100,545)          34,983
  Notes payable                                                         -          400,000
  PEMD payable                                                          -           26,922
  Related parties advances (payments)                             (17,347)         142,888
  Long term debt                                                      879                -
  Short term debt                                                  29,467                -
  Capital lease obligation                                         (1,726)           3,581
__________________________________________________________________________________________
Net cash flows from financing activities                        1,961,278          862,674
__________________________________________________________________________________________
Effect of exchange rate changes on cash and cash
   equivalents                                                      6,328          (57,275)
__________________________________________________________________________________________
Change in cash                                                  1,247,307          (32,923)

Cash, beginning of year                                            13,632           46,555
__________________________________________________________________________________________
Cash and cash equivalents, end of year                         $1,260,939       $   13,632
==========================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                    $   95,973       $   40,445
     Cash paid for income taxes                                $        -       $        -
     Capital stock issued in settlement of accounts
        payable                                                $   50,638       $  241,308
     Capital stock issued in settlement of related
        party debt                                             $   78,810       $        -


The accompanying notes are an integral part of these consolidated financial statements.


NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005



1.   NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     Naturally Advanced Technologies Inc. (the"Company") was incorporated in the Province of British Columbia, Canada, on October 6, 1998, and is in the business of manufacturing and sales of clothing made from natural, sustainable fibres. The Company changed its name from Hemptown Clothing Inc. on March 21, 2006.

     GOING CONCERN

     The Company's consolidated financial statements are prepared using generally accepted accounting principles ("GAAP") in the United States of America applicable to a going concern, which contemplates the realization of assets and payment of liabilities in the normal course of business. The Company has incurred losses since inception of $2,677,689, and further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

     The continued operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing as required to fund ongoing losses, and upon future profitable operations. The accompanying financial statements do not include any adjustments relative to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

     During 2005 the Company has raised $750,550 in capital for working capital requirements; and $1,300,000 for continuing development of the Crailar enzyme process. However, there can be no assurance that capital will continue to be available as necessary to meet the Company's ongoing working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company.

     COMPARATIVE FIGURES

     Certain of the comparative figures have been reclassified to conform to the current year's presentation.


2.   SIGNIFICANT ACCOUNTING POLICIES

     a) Principles of Consolidation

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005



        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Hemptown USA, Inc., a Nevada incorporated company and 0697872 B.C. Ltd., a British Columbia incorporated company with extra-provincial registration; and its 75% ownership in Crailar Fiber Technologies Inc., a British Columbia incorporated company with extra-provincial registration. 0697872 B.C. Ltd. was incorporated to hold ownership of a proposed fibre processing plant in Saskatchewan (see Note 17). Hemptown USA, Inc. was incorporated in order to enable the Company to factor its U.S. sales invoices as required by Spectrum Financial Corporation ("Spectrum") (see Note 6). Hemptown USA Inc. and 0697872 B.C. Ltd. were incorporated by the Company during 2004. Crailar Fiber Technolgies Inc was incorporated during 2005 and a 25% interest was subsequently sold during the year ended December 31, 2005 (Refer to Note 4). All significant inter-company transactions and account balances have been eliminated upon consolidation.

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

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005



     d) Inventory

        Inventory consists solely of finished goods and value is determined at the lower of either a first-in, first-out basis, or net realizable value. Cost includes all direct materials, labour and freight costs incurred during the manufacturing process.

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

     g) Foreign Currency Translation

        The Company's functional currency is Canadian dollars. The Company translates its financial statements to U.S. dollars using the following method:

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

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005



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

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005



        The  following  table  illustrates  the pro forma  effect on net  income
        (loss) and net income (loss) per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 12:


                                                           Year ended            Year ended
                                                       December 31, 2005     December 31, 2004
                                                       _________________     _________________

Net loss                               As reported        $  (876,758)          $  (897,054)
SFAS 123 compensation expense          Pro-forma             (551,384)             (336,414)
                                                          ___________           ___________

Net loss                               Pro-forma          $(1,428,142)          $(1,233,468)
                                                          ===========           ===========

Pro-forma basic net loss per share     Pro-forma          $     (0.10)          $     (0.09)
                                                          ===========           ===========


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

     k) Earnings (Loss) Per Share

        Basic and diluted earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Common stock equivalents from stock options and warrants were excluded from the calculation of net loss per share for December 31, 2005, and 2004 as their effect is anti-dilutive.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005



     l) Long-Lived Asset Impairment

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

     m) Risk Management

        Currency risk. Although the Company conducts its business principally in Canada, the majority of its purchases are made in U.S. currency. Additionally, the majority of the Company's debt is denominated in U.S. currency. The Company does not currently hedge its foreign currency exposure and accordingly is at risk for foreign currency exchange fluctuations.

        Credit risk. Credit risk is managed by dealing with customers whose credit standing meet internally approved policies, and by ongoing monitoring of credit risk. As at December 31, 2005, the Company had significant concentrations of credit exposure to two customers however management has determined that these customers do not pose a credit risk.

        Interest rate risk. All term debt has fixed interest rates and no significant exposure to interest rate fluctuation risk.

     n) Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board "FASB" issued SFAS No. 123R, "Share Based Payment". SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact of the adoption of this standard on the Company's results of operations and financial position.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005



        In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during its implementation of SFAS 123R.

        In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47). Asset retirement obligations (AROs) are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees. FIN 47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional on future events should be recorded at fair value as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. FIN 47 is intended to result in more consistent recognition of liabilities relating to AROs among companies, more information about expected future cash outflows associated with those obligations stemming from the retirement of the asset(s) and more information about investments in long-lived assets because additional asset retirement costs will be recognized by increasing the carrying amounts of the assets identified to be retired. FIN 47 is effective for fiscal years ending after December 15, 2005. Management is currently evaluating the impact, which the adoption of this standard will have on the Company's financial statements.

        In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1"), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company is required to

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005



        adopt FSP FAS 115-1 in the second quarter of fiscal 2006. Management does not expect the adoption of this statement will have a material impact on our results of operations or financial condition. Management is currently evaluating the impact which the adoption of this standard will have on the Company's financial statements.

     o) Research and Development

        Research and development costs are charged to expenses as incurred. Development costs of technology to be sold, leased or otherwise marketed are subject to capitalization beginning when technological feasibility has been established and ending when a process or product is available for general release to customers.

3.   FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash , accounts receivable, loans payable, notes payable, accounts payable and accrued liabilities, capital lease obligation, PEMD payable and due to related parties. It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of the Company's financial instruments are estimated by management to approximate their carrying values due to their immediate or short-term maturity. The fair value of advances due to related parties and the PEMD payable is not determinable due to the nature of their repayment terms and conditions.

4.   MINORITY INTEREST

     CRAILAR FIBER TECHNOLOGIES INC. WAS INCORPORATED ON APRIL 5, 2005. IT WAS INCORPORATED FOR THE PURPOSE OF DEVELOPING BAST FIBER TECHNOLOGY.

     During the year ended December 31, 2005, the Company's subsidiary, Crailar Fiber Technologies Inc. ("Crailar"), issued 1,300,000 shares from treasury at $1.00 per share for total proceeds of $1,300,000, representing 25% of the total outstanding stock. The funds raised will be used to further develop the Crailar enzymatic process. As at December 31, 2005 the Company owns the remaining 75% of Crailar.

     The Company has recognized $975,469 of additional paid in capital resulting from the change in ownership of Crailar.

     The minority interest share of the loss in Crailar for fiscal 2005 is $56,620.

5.   NOTE PAYABLE

     CELESTINE ASSET MANAGEMENT LOAN

     On April 21, 2004,  the Company  received  $400,000 by way of a secured and

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005



     subordinated loan agreement from Celestine Asset Management ("Celestine"). The term of the loan was from April 21, 2004 to October 21, 2005, and the interest rate thereunder was 10% per annum, calculated semi-annually, with interest payments due semi-annually.

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

     A fee of $20,000 was paid in connection with arranging the funding of the loan. The fee was amortized on a straight-line basis over the initial term of the loan (18 months). As of December 31, 2005 the fee has been completely amortized.

     As of October 22, 2005, Celestine renewed the loan until April 22, 2007 at 12% per annum, calculated semi-annually, with interest payments due semi-annually. The loan is due as follows: (a) $100,000 on July 21, 2006; and (b) $300,000 on April 22, 2007. Security remains the same as during the previous term of the loan. There was no fee paid for arranging the renewal of the loan. Included in accounts payable at December 31, 2005 is an accrual for interest of $9,255 in regards to this loan.

6.   SHORT TERM DEBT

     Spectrum Financial Corporation ("Spectrum")

     On December 18, 2004 the Company entered into an agreement with Spectrum to factor the Company's accounts receivable. Spectrum advances funds based on Spectrum approved sales invoices ("non-recourse") and Company approved sales invoices ("recourse") and charges a commission of one and one-quarter percent (1.25%) of all approved invoice amounts. Spectrum advances 70% of the sales invoice when the goods are shipped. The remainder of the invoice less factoring commissions and less any interest owing are paid to the Company upon receipt of funds by Spectrum. In the event of non-receipt by Spectrum, the Company is only responsible to reimburse Spectrum for recourse invoices. Interest is charged by Spectrum on amounts advanced at the rate of one and one-half percent (1.5%) over the Wall Street Journal designated prime or base rate.

     During the year ended December 31, 2005 and 2004 the Company has not incurred any bad debts as a result of non-recourse invoices.

     Minimum factoring commissions payable under this agreement will be $12,000 over each consecutive twelve month period, payable at the rate of $1,000 per month.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005



     The Company has granted a subordinated security interest to Spectrum over all accounts receivable, all bank deposits and any tax refunds subject to the priority claims of the note payable to Celestine.

     As at December 31, 2005 the Company is indebted to Spectrum in the amount of $29,445 inclusive of advances and accrued interest.

7.   BANK LOAN

     The Company utilized a Canadian bank line of credit with interest bearing at the bank's prime business rate plus 5%. The loan was secured by the accounts receivable of the Company and was due on demand. During the fourth quarter of 2004 the Bank determined that the Company was in non-compliance with one of the covenants of its operating line of credit and as a result, required the Company to pay the balance outstanding of its line of credit which was paid in the second quarter of 2005.

8.   DUE TO RELATED PARTIES

     On February 1, 2005 a director and officer exercised 30,000 of his stock options at $0.50 per share to settle $15,000 of his $31,148 debt. As of December 31, 2005 this director and officer was owed $13,811 (December 31, 2004 - $7,926).

     On February 15, 2005 a former director and officer agreed to subscribe for 172,460 Units of the Company at $0.37 per unit as partial settlement of outstanding debt in the amount of $63,810. Each Unit consists of one common share in the capital stock of the Company and one non-transferable common stock purchase warrant at an exercise price of $0.50 per warrant share during the first 12 months of the warrant exercise period and at an exercise price of $0.75 per warrant share for the final six months of the warrant exercise period. The expiry date for the warrants is August 21, 2006. On July 8, 2005 this former director advanced $35,000 directly to a supplier, on behalf of the Company. He was repaid on October 18, 2005. As of December 31, 2005 the Company owed this former director and officer $70,243 (2004 - $14,961) which has been recorded in accounts payable and accrued liabilities.

     During 2005 the Company received a loan from a director of $51,590, which was subsequently repaid during 2005. The Company paid $1,803 interest on this loan. All other amounts due to related parties have no specific terms of repayment, are unsecured, and are non-interest bearing.

     As of December 31, 2005 other directors and officers were owed a total of $16,638 (2004 - $19,552) and a former director $45,243 (2004 - $92,113).

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005




9.   PROPERTY AND EQUIPMENT
                                                         Accumulated       Net Book Value        Net Book Value
                                                Cost     Depreciation     December 31, 2005     December 31, 2004
_________________________________________________________________________________________________________________

Computer equipment                          $  7,175       $  4,781           $ 2,394               $  1,547

Trademarks                                     1,240             98             1,142                      -

Equipment                                      4,055          3,231               824                    252

Furniture and fixtures                         6,889          2,457             4,432                  2,216

Leasehold improvements                         7,999          5,717             2,282                  3,827

Website                                        8,878          7,740             1,138                  3,429

Computer equipment under capital lease        16,613         11,532             5,081                  9,353

Telephone equipment under capital lease        6,001          5,023               978                  2,818
_________________________________________________________________________________________________________________

                                            $ 58,850       $ 40,579           $ 18,271              $ 23,442
=================================================================================================================



10.  PEMD PAYABLE

     The Company has been advanced funds in the amount of $27,824 (CDN $32,360) from the Canadian Department of Foreign Affairs and International Trade under its Program for Export Market Development ("PEMD") to be used to promote the sales of Canadian goods into foreign markets. The agreement was signed on January 7, 2004 and there is no interest charged on the outstanding amount. The loan is to be paid back each year at 4% of incremental foreign sales over the base year amount by December of the following year. The base year amount was approximately $490,000 (CDN $589,000). There is no amount payable for the year 2005. If at the end of year five the loan is not paid back, then the outstanding balance of the loan will be forgiven.

11.  STOCKHOLDERS' EQUITY

     During the year ended December 31, 2005 the Company issued 3,541,780 shares of common stock as follows:

     (a) Pursuant to an Engagement Agreement dated July 29, 2004 the Company was indebted $9,330 payable through the issuance of common stock of the Company. On February 22, 2005 the Company issued 13,140 Units of the Company at $0.38 per Unit for payment of the $9,330 debt and recognized a gain on settlement of debt of $4,336. Each Unit consists of one common share in the capital stock of the Company and one-half of one non-transferable share purchase warrant at an exercise price of $0.75 per warrant share during the first 12 months of the warrant exercise period and at an exercise price of U.S. $1.00 per warrant share for the final six months of the warrant exercise period.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005



     (b) On February 15, 2005 a director and officer agreed to subscribe for 172,460 Units of the Company at $0.37 per Unit as settlement of outstanding debt of $63,810. Each Unit consists of one common share in the capital stock of the Company and one non-transferable common stock purchase warrant at an exercise price of $0.50 per warrant share during the first 12 months of the warrant exercise period and at an exercise price of $0.75 per warrant share for the final six months of the warrant exercise period. The expiry date for the warrants is August 21, 2006.

     (c) As of December 31, 2004 the Company was indebted to a director and officer in the amount of $31,148. On February 1, 2005 this individual exercised 30,000 of his stock options dated November 23, 2001 at $0.36 per share in exchange for settlement of $15,000 of his debt and the Company recognized a gain on settlement of debt of $4,200.

     (d) On February 23, 2005 issued 200,000 shares of common stock of the Company through a private placement of Units, at $0.20 per Unit, for total proceeds of $40,000. Each Unit consists of one common share in the capital stock of the Company and one-half non-transferable common stock purchase warrant at an exercise price of $0.50 per warrant share during the first 12 months of the warrant exercise period and at an exercise price of $1.00 per warrant share for the final six months of the warrant exercise period. The expiry date for the warrants is August 23, 2006.

     (e) On September 15, 2005 issued 400,000 shares of common stock of the Company through a private placement of Units, at $0.25 per Unit, for total proceeds of $100,000. Each Unit consists of one common share in the capital stock of the Company and one non-transferable common stock purchase warrant at an exercise price of $0.50 per warrant share. The expiry date for the warrants is September 9, 2007.

     (f) On September 15, 2005 issued 20,000 shares of common stock of the Company through a private placement of Units, at $0.25 per Unit, for total proceeds of $5,000. Each unit consists of one common share in the capital stock of the Company and one non-transferable common stock purchase warrant at an exercise price of $0.50 per warrant share during the first 12 months of the warrant exercise period and at an exercise price of $1.00 per warrant share for the final six months of the warrant exercise period. The expiry date for the warrants is March 13, 2007.

     (g) Issued 100,000 shares as stock based compensation of $15,000 on July 20, 2005.

     (h) On November 28, 2005 issued 228,000 shares of common stock of the Company through a private placement of Units, at $0.25 per Unit, for total proceeds of $57,000. Each unit consists of one common share in the capital stock of the Company and one non-transferable common stock purchase warrant at an exercise price of $0.50 per Warrant Share during the first 12 months of the warrant exercise period and at an exercise price of $1.00 per warrant share for the final six months of the warrant exercise period. The expiry date for the warrants is May 28, 2007.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005



     (i) On November 28, 2005 issued 2,000,000 shares of common stock of the Company through a private placement of Units, at $0.25 per Unit, for total proceeds of $500,000. Each Unit consists of one common share in the capital stock of the Company and one non-transferable common stock purchase warrant at an exercise price of $0.50 per Warrant Share. The expiry date for the warrants is November 28, 2007.

     (j) On December 19, 2005 issued 300,000 shares of common stock of the Company through a private placement of Units, at $0.25 per Unit, for total proceeds of $75,000. Each Unit consists of one common share in the capital stock of the Company and one non-transferable common stock purchase warrant at an exercise price of $0.50 per Warrant Share. The expiry date for the warrants is December 19, 2007.

     (k) Issued 20,000 shares as stock based compensation of $9,600 on December 19, 2005.

     (l) On December 19, 2005 the Company issued 58,180 Units of the Company at $0.48 per Unit as payment of a $41,308 debt, the Company recognized a gain on settlement of debt of $13,381. Each Unit consists of one common share in the capital stock of the Company and one-half of one non-transferable share purchase warrant at an exercise price of $0.75 per warrant share during the first 12 months of the warrant exercise Period and at an exercise price of U.S. $1.00 per warrant share for the final six months of the warrant exercise period.

     (m) During the year ended December 31, 2004 the Company issued 535,500 shares for net proceeds of $254,300, as follows: Issued 11,500 shares at $1.00 per share for proceeds of $11,500. Issued 404,000 shares through private placements of units for total proceeds of $182,800 (net of commissions of $19,200). Each unit entitles the holder to one share, and one-half of one 18 month non-transferable share purchase warrant, with each such whole warrant entitling the holder to purchase one common share at an exercise price of $0.75 during the first 12 months, or at $1.00 during the final 6 months. The expiry dates on these warrants range from August 9, 2005 to September 15, 2005.

          Received total proceeds of $60,000 from the exercise of 120,000 stock options at $0.50 per share.

          a) During the year ended December 31, 2004 the Company issued 900,000 shares in respect of equity transactions initiated in fiscal 2003, as follows:

          (i) In December 2003, the Company received a subscription for 100,000 common shares and 50,000 non-transferable share purchase warrants for total proceeds of $45,000 (net of commissions). Each share purchase warrant allows for the purchase of one common share of

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005



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

     (n)  Share purchase warrants outstanding at December 31, 2005 are:


     Range of Exercise Prices     Number of Shares     Weighted Average
                                                       Remaining
                                                       Contractual Life (yr)
     _______________________________________________________________________

          $0.50 - $0.75           2,700,000(1)                 1.89

          $0.50 - $0.75             172,460(2)                  .64

          $0.50 - $0.75             348,000(3)                 1.18

          $0.75 - $1.00              35,660(4)                 1.31

          $2.00 - $4.00             300,000(5)                 0.14
          _________________________________________________________
          Total                   3,556,120                    1.60
          =========================================================

     1) Each whole share purchase warrant consists of the right to purchase one common share at an exercise price of $0.50 for the 24 month warrant exercise period.

     2) Each whole share purchase warrant consists of the right to purchase one common share at an exercise price of $0.50 during the first 12 months of the warrant exercise period, and at an exercise price of $0.75 during the final 6 months, of the warrant exercise period.

     3) Each whole share purchase warrant consists of the right to purchase one common share at an exercise price of $0.50 during the first 12 months of the warrant exercise period, and at an exercise price of $1.00 during the final 6 months, of the warrant exercise period.

     4) Each whole share purchase warrant consists of the right to purchase one common share at an exercise price of $0.75 during the first 12 months of the warrant exercise period, and at an exercise price of $1.00 during the final 6 months, of the warrant exercise period.

     5) Each warrant unit consists of the right to purchase one common share at a price of $2.00, plus one piggyback warrant, which consists of a right to purchase one common share at a price of $4.00. The piggyback warrants expire one year from the exercise of the warrant units.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005



     ________________________________________________________________

                                                             Weighted-
                                                             Average
                                                             Exercise
                                                 Shares      Price

     Warrants outstanding, December 31, 2003     550,000       $1.80

     Warrants exercised during the year         (200,000)      $0.25

     Warrants granted during the year            202,000       $0.75
    ________________________________________________________________
     Warrants outstanding, December 31, 2004     552,000       $1.97

     Warrants granted during the year          3,256,120       $0.50

     Warrants expired during the year           (252,000)      $0.75
     ________________________________________________________________
     Warrants outstanding, December 31, 2005   3,556,120       $0.71
     ================================================================

12.  Stock Option Plan

     A summary of the status of the Company's Stock Option Plan as of December 31, 2005 is presented below:

     ________________________________________________________________

                                                             Weighted-
                                                             Average
                                                             Exercise
                                                 Shares      Price

     Options outstanding, December 31, 2003    1,831,500       $0.65

     Options exercised during the year          (120,000)      $0.50

     Options granted during the year           2,576,500       $0.73

     Options cancelled during the year          (352,500)      $0.77

     Options outstanding, December 31, 2004    3,935,500       $0.70

     Options exercised during the year           (30,000)      $0.50

     Options granted during the year             787,500       $0.20

     Options cancelled during the year          (632,000)      $0.29

     Options outstanding, December 31, 2005    4,061,000       $0.67
     ================================================================

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005




   _____________________________________________________________________________________
                                     December 31, 2005
   _____________________________________________________________________________________
   Options Outstanding                                          Options Exercisable
   _____________________________________________________________________________________
                                    Weighted
                                    Average        Weighted                     Weighted
   Range of                         Remaining      Average                      Average
   Exercise         Number          Contractual    Exercise     Number          Exercise
   Prices           Outstanding     Life (yr)      Price        Exercisable     Price
   _____________________________________________________________________________________

   $0.01- $0.50      1,354,500         1.75         $0.32          697,000       $0.36
   $0.51- $1.00      2,706,500         1.25         $0.83        1,823,883       $0.80
   _____________________________________________________________________________________
                     4,061,000         1.42         $0.66        2,520,883       $0.71
   =====================================================================================




   _____________________________________________________________________________________
                                     December 31, 2004
   _____________________________________________________________________________________
   Options Outstanding                                          Options Exercisable
   _____________________________________________________________________________________
                                    Weighted
                                    Average        Weighted                     Weighted
   Range of                         Remaining      Average                      Average
   Exercise         Number          Contractual    Exercise     Number          Exercise
   Prices           Outstanding     Life (yr)      Price        Exercisable     Price
   _____________________________________________________________________________________

   $0.01 - $0.50     1,197,000         1.79         $0.38          697,000       $0.46
   $0.51 - $1.00     2,738,500         2.25         $0.83        1,823,883       $0.80

                     3,935,500         2.22         $0.70        2,520,883       $0.71
   =====================================================================================



     On February 4, 2004, the Company authorized and granted 382,000 options to acquire common shares in the Company. Each option is for one common share at an exercise price of $0.75 per share. The options vest at 1/12 per month beginning March 4, 2004 and expire on February 4, 2007. The fair value of each option granted has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 3%; dividend yield 0%; and volatility approximately 0%. Management determined the volatility to be 0% as there was a limited history in trading of the Company's shares of common stock and as such the volatility cannot be reliably measured. The resulting weighted average fair value of these options has been calculated to be approximately $nil. As a result, no compensation cost has been charged to operations. During the year ended December 31, 2004, 352,500 options were cancelled.

     On February 20, 2004 the Company registered 382,000 common stock options exercisable at $0.75 per share under an S-8 Registration Statement.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005



     On July 9, 2004 the Company adopted a new 2004 Stock Option Plan pursuant to which the Company can grant up to a maximum of 6,000,000 common shares of the Company's shares through various stock options. At any constituted meeting of the Board of Directors, the total shares reserved for issuance of options granted may be increased up to 100% of the Company's issued and outstanding stock.

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

     As calculated, the 132,000 options granted to consultants were valued at $74,900 and will be recorded as a consulting expense and a contribution to additional paid in capital over the vesting period, of which $43,688 was expensed in the twelve month period ended December 31, 2005. (2004 - $31,212)

     The fair value for the 1,462,500 options granted to directors and employees was calculated as $830,100 and, in accordance with the provisions of SFAS 148, have been disclosed on a pro-forma basis in Note 2, over the vesting period. As of December 31, 2004, $336,414 had been recorded on a pro-forma basis. During the twelve month period ended December 31, 2005, $493,686 has been recorded on a pro-forma basis.

     On December 9, 2004, the Company granted 300,000 options to consultants at an exercise price of $0.32 per share under the Company's Stock Option Plan. The options were to vest at 1/12 per month beginning January 9, 2005 and expire December 9, 2007. The fair value of these options was $46,100 and none vested prior to cancellation on January 1, 2005.

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

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005



     On May 10, 2005 the Company granted 787,500 stock options at an exercise price of $0.20 per share, under the Company's July 2004 Stock Option Plan. The options vest at 1/12 per month beginning June 10, 2005 and expire on May 10, 2008. Of the total number of options granted, 25,000 were granted to consultants and 762,500 were granted to directors and employees and were registered under an S-8 Registration Statement. The 25,000 options granted to consultants have not been registered under an S-8 Registration Statement and will be subject to all applicable restrictions. The fair value of all of the options granted was determined to be $99,400 by using the Black-Scholes option pricing model assuming an expected life of 3 years, a risk-free interest rate of 3% and an expected volatility of 100%.

     As calculated, the 25,000 options granted to consultants were valued at $3,200 and will be recorded as a consulting expense and a contribution to additional paid in capital over the vesting period, $1,867 of which has been recorded as of December 31, 2005.

     The fair value for the 762,500 options granted to directors and employees was calculated as $96,200 and, in accordance with the provisions of SFAS 148, will be disclosed on a pro-forma basis in Note 2, over the vesting period, $57,698 of which has been recorded as of December 31, 2005.

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


13.  COMMITMENTS

     a)   ANNUAL LEASES

          The Company is committed to current  annual  lease  payments  totaling
          $115,445 for premises under lease. The lease expires in 2006. Approximate minimum lease payments over the next four years are as follows:

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005



                                             $

               2006                        29,348

               2007                        37,565

               2008                        40,570

               2009                         7,962
               __________________________________

               Total                      115,445
               ==================================

     b)   NATIONAL RESEARCH COUNCIL OF CANADA ("NRC") COLLABORATION

          In May 2004 the Company entered into a joint collaboration agreement with the NRC to develop a patentable enzyme technology for the processing of hemp fibres. The agreement is for three years and expires on May 9, 2007. The National Research Council of Canada is to be paid as it conducts work on the joint collaboration. As the NRC completes research and development work, the monies become due. Further, because the amounts due only become due as work is completed, these amounts are accrued only in accordance with the schedule as disclosed below.

          Over the term of the agreement, the Company is required to pay the NRC $234,609 (CDN $282,000) in cash. In addition to cash payments, the Company will contribute research and development valued at approximately $460,483 (CDN $553,500). Payments are due quarterly and the first installment of $6,900 (CDN $9,200) was paid in July 2004. The Company has made all payments due in 2004 and 2005. All amounts payable for 2004 and 2005 have been paid, with $93,980 paid for 2005. Future payments are outlined in the agreement, and are as follows:

                                US $         CDN $
               ____________________________________

               2006             82,115       95,500

               2007             20,636       24,000
               ____________________________________

          The extent of any Intellectual Property that the Company will own is uncertain and difficult to predict, as such specific terms will be negotiated once the final Intellectual Property is developed. However, the agreement provides for a licensing arrangement to be negotiated, which will enable the Company to commercially exploit any developments from the project.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005



14.  INCOME TAXES

     As at December 31, 2005 the Company has estimated tax loss carry forwards for tax purposes of approximately $2,514,000 (2004 - $1,670,000) which expire between 2006 and 2015. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the realizability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

     The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

                                                     2005           2004
                                                   _________      _________

     Expected income tax provision (recovery)      $(288,833)     $(319,351)
     Unrecognized tax losses                         288,833        319,351
                                                   _________      _________
     Income tax provision                          $       -      $       -
                                                   =========      =========

     The tax effects of temporary differences that give rise to the Company's future tax asset (liability) are as follows:

                                                     2005           2004
                                                   _________      _________

     Loss carry forwards                           $ 795,500      $ 404,900
     Valuation allowance                            (795,500)      (404,900)
                                                   _________      _________
                                                   $       -      $       -
                                                   =========      =========

     As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

     The Company's non-capital losses which can be applied to reduce future taxable income, expire as follows:

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005




     Year of Expiry                    Amount
     ______________                  __________

          2006                           17,000
          2007                           50,000
          2008                          118,000
          2009                          340,000
          2010                          425,000
          2011                          715,000
          2015                          849,000
                                     __________
                                     $2,514,000
                                     ==========

15.  RELATED PARTY TRANSACTIONS

     During the year ended  December 31, 2005,  $305,348  (2004 - $215,800)  was incurred as remuneration to officers and directors of the Company. Of this amount, $121,326 (2004 - $92,201) is recorded as salaries and employee benefits expense and $184,022 (2004 - $123,599) is recorded as contract labor expense.

     On July 9, 2004, 1,050,000 stock options were granted to directors of the Company. As of December 31, 2005 all of the directors stock options issued on July 9, 2004 have vested. A pro forma expense of $347,658 has been recognized for these options in 2005, as disclosed in Note 2 (j). (2004 - $248,342)

     Of the stock options granted on May 10, 2005 (see Note 12), 625,000 were granted to directors of the Company and as of December 31, 2005, 364,600 of these stock options issued on May 10, 2005 have vested. A pro forma expense of $45,969 has been recognized for these options, as disclosed in Note 2(j).

     All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

16.  CONCENTRATION RISK

     For the year ended December 31, 2005, two suppliers accounted for 100% of the Company's purchases of inventory. One supplier is located in China and supplied 94% of the Company's purchases, the other supplier is located in California and supplies approximately 6%.

     For the year ended December 31, 2004, three suppliers accounted for 100% of the Company's purchases. Two suppliers are located in China and represented 69% of the Company's purchases and the other is located in Canada and represented 31%.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005



17.  PROPERTY TRANSFER

     On July 3, 2004 the Company received 80 acres of industrial property in Craik, Saskatchewan for development as a hemp fibre mill. The Company through its subsidiary 068782 B.C. Ltd., was granted title to the land from the Town of Craik and the Rural Municipality of Craik No. 222 in exchange for $1.00. Provided the Company is successful in the development of a mill, by July 1, 2007, there will be no further obligations to the Town of Craik. However, if unsuccessful, the Company will surrender the land back to Craik. The transfer of the registration of title was completed on February 8, 2005.

18.  GOVERNMENT GRANT

     The Company is eligible for certain non-refundable grants from Government of Canada under its Scientific Research and Development tax credit program ("SRED Program").

     On April 12, 2005 the Company received $174,893 as a reimbursement for certain research and development expenses incurred in prior years, net of a $20,375 consulting fee.

     During the third quarter of 2005 the Company received an additional grant of $26,208.

19.  SUBSEQUENT EVENTS

     Subsequent to December 31, 2005 the Company issued 460,000 shares of common stock as follows:

     a) On January 31, 2006 issued 50,000 shares of common stock of the Company through a private placement of Units, at $0.50 per Unit, for total proceeds of $25,000. Each unit consists of one common share in the capital stock of the Company and one non-transferable common stock purchase warrant at an exercise price of $1.00 per Warrant Share. The expiry date for the warrants is January 31, 2008.

     b) On January 31, 2006 issued 400,000 shares of common stock of the Company through a private placement of shares, at $0.25 per share, for total proceeds of $100,000.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005



     c) On January 31, 2006 issued 10,000 shares of common stock of the Company through a private placement of Units, at $0.50 per Unit, for total proceeds of $5,000. Each unit consists of one common share in the capital stock of the Company and one non-transferable common stock purchase warrant at an exercise price of $1.00 per warrant share. The expiry date for the warrants is January 31, 2008.

     d) Naturally Advanced Technologies Inc.(the"Company") was incorporated in the Province of British Columbia, Canada, on October 6, 1998, the Company changed its name from Hemptown Clothing Inc. on March 21, 2006.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On June 14, 2004, our Board of Directors accepted the resignation of Moore Stephens Ellis Foster Ltd., Chartered Accountants ("Ellis Foster "), as our principal independent accountant. During our two most recent fiscal years and any subsequent interim period preceding the resignation of Ellis Foster, there were no disagreements with Ellis Foster which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ellis Foster, would have caused Ellis Foster to make reference to the subject matter of the disagreements in connection with its reports. The report of Ellis Foster did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

         On June 12, 2004, our Board of Directors approved and authorized the engagement of Dale Matheson Carr-Hilton LaBonte, Chartered Accountants ("LaBonte"), as our independent public accountants. On June 16, 2004, we engaged LaBonte, of Suite 1700, 1140 West Pender Street, Vancouver, British Columbia, Canada V6E 4G1, as our principal independent accountant.

ITEM 8A. CONTROLS AND PROCEDURES

         An evaluation was conducted under the supervision and with the participation of our management, including Jerry Kroll, our Chief Executive Officer ("CEO"), and Guy Prevost, our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, Messrs. Kroll and Prevost concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE REPORT

         Our Board of Directors has established an audit committee. The members of the audit committee are Mr. Robert Edmunds and Ms. Larisa Harrison. None of the members of the audit committee are "independent" within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was organized in June 2004 and operates under a written charter adopted by the Board of Directors.

         The audit committee has reviewed and discussed with management our audited financial statements as of and for fiscal year ended December 31, 2005. The audit committee has also discussed with Dale Matheson Carr-Hilton LaBonte the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte their independence.

         Based on the reviews and discussions referred to above, the audit committee has recommended to our Board of Directors that the audited financial statements referred to above be included in our Annual Report on Form 10-KSB for fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission.

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

         As of the date of this Annual Report, our directors and executive officers, their ages and positions held are as follows:

NAME                    AGE      OFFICES HELD

Jerry Kroll             46       Director, Chairman of the Board, and Chief
                                 Executive Officer

Jason Finnis            34       Director, President and Chief Operating Officer

Larisa Harrison         33       Director, Chief Administration Officer and
                                 Secretary/Treasurer

Guy Prevost             45       Director, Chief Financial Officer

Robert Edmunds          48       Director

Kenneth C. Barker       49        Director


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

         JASON FINNIS, Vancouver, British Columbia. Mr. Finnis has been a member of the Board of Directors and our President since December 15, 2000 and our Chief Operating Officer since December 7, 2005. Mr. Finnis has been working as an entrepreneur in the hemp industry since 1994. He has started and grown three different hemp enterprises since 1994 and has built a market for his products, now marketed under the HTnaturals brand name, throughout North America and several cities outside North America. Mr. Finnis has established strong ties with the Federal Government of Canada and was instrumental in removing the Canadian tariff on all imported hemp fabric. Mr. Finnis has been a sought after speaker at many North American universities and conferences speaking on a wide variety of business and industrial hemp related topics. Mr. Finnis attended the University of Victoria in the Faculty of Fine Arts, and possesses broad experience in apparel manufacturing, marketing and sales.

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

         GUY PREVOST, Vancouver, British Columbia. Mr. Prevost is a member of our Board of Directors and, effective May 2, 2005, has been our Chief Financial Officer. Mr. Prevost has over fifteen years of public market experience in accounting, finance and corporate governance. Mr. Prevost's duties and responsibilities on behalf of the Company will generally entail financial reporting and establishing internal procedures and controls. Mr. Prevost is a member of the Certified General Accountants Association of British Columbia and of the Certified General Accountants' Association of Canada.

         ROBERT EDMUNDS, C.A., Calgary, Alberta. Mr. Edmunds has been a member of the Board of Directors since December 15, 2000 and previously our Chief Financial officer until his resignation effective April 27, 2005. Mr. Edmunds received a Chartered Accountant designation in 1992. He has worked as the proprietor of a public practice from 1992 through 1998. Since 1998, Mr. Edmunds has been performing consulting work, providing business strategy, financial planning and accounting services for various clients in the entertainment and E-commerce industries.

         KENNETH C. BARKER, Portland, Oregon. Mr. Barker has been a member of the Board of Directors since February 6, 2006. Mr. Barker has over twenty years of apparel experience, including merchandising, sourcing and full profit and loss responsibility, public market experience and corporate governance. Mr. Barker is currently a co-president of The Meriwether Group, Portland, Oregon, which is a corporate investment and business acceleration firm. From approximately October 2003 through April 2005, Mr. Barker was the head of apparel for the North American region for Adidas International, where he was responsible for all strategic product and marketing functions within the region. His duties also included providing overall apparel direction and strategy for the Adidas North American apparel business, creation of the global brand vision of apparel, and responsible for sales delivery and brand strategy in the North American marketplace. From approximately January 2001 to October 2003, Mr. Barker was the director of apparel for Adidas America, where he was responsible for overall profit and loss for the entire apparel business in the United States. Mr. Barker also previously worked for Adidas Canada Limited in Toronto, Canada and Levi Strauss & Co.

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

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

         As of the date of this Annual Report, Mr. Edmunds and Ms. Harrison have been appointed as members to our audit committee. None of the members are "independent" within the meaning of Rule 10A-3 under the Exchange Act. The Board of Directors has determined that there is a financial expert serving on its audit committee. The financial expert is Mr. Robert Edmunds, C.A. We are currently involved in appointing independent members to the audit committee, but haven't finalized such appointments as of the date of this Annual Report. The audit committee operates under a written charter adopted by the board of directors on June 12, 2004.

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

ADVISORY BOARD

         The Board of Directors has established an advisory board to consist of industry experts and persons held in high regard within their industry. The advisory board currently has four members who are available on a limited basis to provide industry or market input as requested by our officers and directors. As of the date of this Annual Report, the members of the advisory board do not receive any compensation for their services. The members of the advisory board provide a consultative function and they are not members of our Board of Directors.

         Mr. Peter Moore joined the advisory board in November 2004, Mr. Gus Williams in January 2005, Mr. Gordon Mackie in April 2005, and Mr. John Hoekman in November 2005 to work with us on developing sales channels for our current products, technical issues relating to our current research and development, financing arrangements and other related areas.

         Mr. Moore has twenty-eight years of experience in the Sportswear Industry, and has been involved with companies such as Nike, Adidas and several of the most prominent brands and concepts in sportswear. Mr. Williams is a National Basketball Association legend whose prime years of his eleven NBA season career were spent in Seattle where he averaged 20.3 points, went to two NBA Finals and two All-Star Games. In 1979, Mr. Williams helped Seattle win the only major professional sports championship in the city's history. Mr. Williams will be making introductions for us based on the numerous contacts he has established during his career. Mr. Mackie is a textile engineer based in Europe with expertise in the spinning and processing of natural fibers. Mr. John Hoekman currently is a senior vice-president with Stephens Inc., an investment bank, where he focuses on business development.


CODE OF ETHICS

         Our Board of Directors has adopted a code of ethics applicable to all our employees and directors (the "Code").

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

ITEM 10. EXECUTIVE COMPENSATION.

         During fiscal years ended December 31, 2004 and 2005, certain officers were compensated for their role as directors or executive officers. Other officers were not compensated so that while we are in a developmental phase, additional funds will be designated as working capital for growth of our business operations. Our officers are entitled to participate in our stock option plan. As of the date of this Annual Report, we do not have any other pension, health, annuity, insurance, profit sharing or similar benefit plans. Executive compensation is subject to change concurrent with our requirements. We do not have employment agreements with any of our officers.

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

SUMMARY COMPENSATION TABLE

COMPENSATION

         With the exception of Guy Carpenter, our prior Chief Operation Officer and a director, none of our executive officers received an annual salary and bonus that exceeded $100,000 during the fiscal years ended December 31, 2005, 2004 and 2003. We do not currently have a compensation committee. Decisions as to compensation are made from time-to-time by our Board of Directors with no established policies or formulas. The following table sets forth the compensation received by Jerry Kroll, Jason Finnis, Larisa Harrison, Robert Edmunds and Guy Carpenter, and Guy Prevost.


                                                                                      LONG TERM COMPENSATION
                                        ANNUAL COMPENSATION                             AWARDS               PAYOUTS

                                                                Other
                                                                Annual       Restricted   Securities                    All Other
                                                                Compen-      Stock        Underlying        LTIP        Compen-
Name and Principal                      Salary(1)     Bonus     sation       Award(s)     Options/SARs      Payouts     sation
Position                     Year       ($)           ($)       ($)          ($)          (#)               ($)         ($)

Jerry Kroll                  2005       $85,400       Nil       Nil          None         125,000           None        None
Chief Executive              2004       $60,000 (2)   Nil       Nil          None         250,000           None        None
Officer, Director            2003       $48,000       Nil       Nil          None         250,000           None        None

Jason Finnis, President,     2005       $62,350 (3)   Nil       Nil          None         125,000           None        None
Chief operating Officer,     2004       $60,000 (4)   Nil       Nil          None         250,000           None        None
Director                     2003       $50,000       Nil       Nil          None         250,000           None        None

Larisa Harrison, Chief       2005       $53,350       Nil       Nil          None         125,000           None        None
Administration Officer,      2004       (5)           Nil       Nil          None         250,000           None        None
Secretary/Treasurer,         2003       $60,000 (6)   Nil       Nil          None         250,000           None        None
Director                                $50,000 (7)

Robert Edmunds, Prior        2005       Nil           Nil       Nil          None         25,000            None        None
Chief Financial Officer,     2004       Nil           Nil       Nil          None           0,000           None        None
Currently a Director         2003       Nil           Nil       Nil          None         50,000            None        None


Guy Carpenter, Prior Chief   2005       $77,240 (8)   Nil       Nil          None         125,000           None        None
Operating Officer and        2004       $100,868(9)   Nil       Nil          None         250,000           None        None
Director                     2003       Nil           Nil       Nil          None         Nil               None        None


Guy Prevost                  2005       $49,580       Nil       Nil          $15,000      100,000           None        None
Chief Financial Officer
and Director


(1)  Annual salaries are denominated in US Dollars.

(2) Mr. Kroll earned a salary of $60,000 during fiscal year 2004 of which $22,000 accrued. It was agreed in early February 2005 that the accrued salary for fiscal year 2004 would be paid through the exercise of 30,000
     Stock Options issued on November 23, 2001 as part settlement of the outstanding debt.

(3) Mr. Finnis earned a salary of $62,350 during fiscal year 2005, of which $13,811 has accrued and remains due and owing.

(4) Mr. Finnis earned a salary of $60,000 during fiscal year 2004, of which $11,306 accrued.

(5) Ms. Harrison earned a salary of $53,350 during fiscal year 2005, of which $13,360 has accrued and remains due and owing.


(6) Ms. Harrison earned a salary of $60,000 during fiscal year 2004, of which $11,306 accrued.

(7) Ms. Harrison earned a salary of $50,000 during fiscal year 2003, of which $11,306 accrued.






(8) As our prior Chief Operating Officer, Mr. Carpenter earned a salary of $77,240 during fiscal year 2005, of which $70,034 has accrued and remains due and owing.

(9) Mr. Carpenter earned a salary of $100,868 during fiscal year 2004, of which $79,762.50 accrued. It was agreed in early February 2005 that Mr. Carpenter would subscribe for 172,460 Units at $0.37 per share as settlement of part of the outstanding debt, leaving a balance of $3,062.50 as accrued as at December 31, 2004.




STOCK OPTIONS/SAR GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2005

         The following sets forth certain information for fiscal year ended December 31, 2005 concerning the Stock Options granted by us to our executive officers. This table does not reflect any Stock Options that were granted in any other fiscal year. Each Stock Option represents the right to purchase one share of our common stock.


                              Number of           % of Total
                             Securities          Options/SARs
                                Under             Granted to        Exercise or
                            Options/SARs         Employees in        Base Price
          Name                 Granted          Financial Year      ($/Security)      Expiration Date


Jerry Kroll                  125,000(1)              16%                $0.20           May 10, 2008

Robert Edmunds                25,000(1)               3%                $0.20           May 10, 2008

Jason Finnis                 125,000(1)              16%                $0.20           May 10, 2008

Larisa Harrison              125,000(1)              16%                $0.20           May 10, 20087

Guy Carpenter                125,000(1)              16%                $0.20           May 10, 2008

Guy Prevost                  100,000(1)              13%                $0.20           May 10, 2008


(1) On May 10, 2005, our Board of Directors granted Stock Options to certain directors, officers and employees.



STOCK OPTIONS/SAR EXERCISES IN FISCAL YEAR ENDED DECEMBER 31, 2005

         The following table shows aggregate exercise of Stock Options by our executive officers to purchase our common shares during fiscal year ended December 31, 2005.


                   Shares                          Number of Securities
                  Acquired                              Underlying                 Value of Unexercised In-the
                     on         Aggregate        Unexercised Options/SARs            -Money Options/SARs at
                  Exercise        Value           at fiscal year end (#)               fiscal year end ($)
Name                (#)          Realized       Exercisable /Unexercisable         Exercisable / Unexercisable

                                              Exercisable     Unexercisable       Exercisable     Unexercisable
                                     (1)
Jerry Kroll        30,000           $           470,035           -0-                 N/A(2)          N/A(2)




(1) Value realized is equal to the number of Stock Options exercised multipled by the difference between the market price for the shares of common stock and the exercise price of the Stock Option.

(2) As all Stock Options have been issued greater than the price at market close on December 31, 2004, there are no "in the money" options.



LONG TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of March 15, 2006, there are 16,433,635 shares of common stock issued and outstanding.




                     Name and Address(1) of Beneficial           Amount and Nature of           Percentage
Title of Class                    Owner                         Beneficial Ownership            of Class

Common               Robert Edmunds                                  729,165 (2)                  4.38%

Common               Jason Finnis & Larisa Harrison(3)             3,079,200 (4)                 17.61%

Common               Kenneth C. Barker                                   -0-                         0%

Common               Jerry Kroll                                   3,168,040 (5)                 18.74%

Common               Guy Prevost                                     200,000 (6)                   Nil

Common               Executive Officers and directors as a Group   7,176,405 (7)                 39.25%
                     (6 persons)


(1) The address for delivery for all management is c/o Hemptown Clothing Inc., 1307 Venables Street, Vancouver, British Columbia, V5L 2G1.

(2) This figure consists of: (i) 500,000 shares of common stock; and (ii) 229,165 Stock Options exercisable into 229, 165 shares of common stock.

(3)  Jason Finnis and Larisa Harrison own their shares jointly.

(4) This figure consists of: (i) 2,027,550 shares of common stock held of record jointly by Mr. Finnis and Ms. Harrison; (ii) 510,835 Stock Options held of record by Jason Finnis, which are exercisable into 510,835 shares of common stock; and (iii) 540,835 Stock Options, which are exercisable into 540,835 shares of common stock.

(5) This figure consists of: (i) 2,698,005 shares of common stock; and (ii) 470,035 Stock Options, which are exercisable into 470,035 shares of common stock.

(6) This figure consists of: (1) 100,000 shares of common stock; and (ii) 100,000 Stock Options exercisable into 100,000 shares of common stock.

(7) This figure consists of: (i) 5,325,555 shares of common stock; and (ii) 1,850,850 Stock Options exercisable into 1,850,850 shares of common stock.



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

ITEM 13. EXHIBITS

(a)      Exhibit List

         3.1      Articles of Incorporation

         10.1     Stock Option Plan, incorporated by reference to exhibit no.
                  10.1 to the S-8 Registration Statement filed on July 5, 2005

         14.1     Code of Ethics

         21.1     Subsidiaries of the Company

         31.1     Certificate pursuant to Rule 13a-14(a)

         31.2     Certificate pursuant to Rule 13a-14(a)

         32.1     Certificate pursuant to 18 U.S.C. Subsection 1350

         32.2     Certificate pursuant to 18 U.S.C. Subsection 1350

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         During fiscal year ended December 31, 2005, we incurred approximately $30,950 in fees to our principal independent accountants for professional services rendered in connection with preparation and audit of our financial statements for fiscal year ended December 31, 2005 and for the review of our financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

         Our principal accountants did not bill any other audit-related fees during the respective time periods.

TAX FEES

         During the fiscal year ended December 31, 2005, we incurred approximately $1,890 in fees to our principal independent accountants for professional services rendered in connection with tax compliance, consultation, and planning, including preparation of federal and Canadian income tax returns for the respective periods.

ALL OTHER FEES

         During fiscal years ended December 31, 2005, we incurred approximately $2,560 in fees to our principal independent accountants for professional services other than audit and tax services.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NATURALLY ADVANCED TECHNOLOGIES, INC.
  (Registrant)



By: /s/ JERRY KROLL
   ___________________________________________________________________
       Jerry Kroll
       Chairman, Chief Executive Officer and Director

Date   March 22, 2006


By: /s/ GUY PREVOST
   ___________________________________________________________________
        Guy Prevost
        Chief Financial Officer and Director
        (Principal Financial Officer)

Date    March 22, 2006



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ JERRY KROLL
   ___________________________________________________________________
        Jerry Kroll
        Chairman, Chief Executive Officer and Director

Date    March 22, 2006


By: /s/ JASON FINNIS
   ___________________________________________________________________
        Jason Finnis
        President, Chief Operating Officer and Director

Date     March 22, 2006


By: /s/ LARISA HARRISON
   ___________________________________________________________________
        Larisa Harrison
        Chief Administration Officer, Secretary/Treasurer and Director

Date     March 22, 2006


By: /s/ ROBERT EDMUNDS
   ___________________________________________________________________
        Robert Edmunds
        Director

Date     March 22, 2006


By: /s/ KENNETH C. BARKER
   ___________________________________________________________________
        Kenneth C. Barker
        Director

Date    March 22, 2006
   ___________________________________________________________________