Form 10QSB
period 2006-03-31
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2006-05-15
CIK 1210294

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2006


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                         Commission file number: 0-50367


                      NATURALLY ADVANCED TECHNOLOGIES, INC.
                 ______________________________________________
                 (Name of small business issuer in its charter)


               BRITISH COLUMBIA, CANADA                          98-0359306
_____________________________________________                ___________________
(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                               Identification No.)


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

Yes [X]          No [ ]

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

         Class                                    Outstanding as of May 11, 2006

Common Stock, no par value                                 17,300,151


Transitional Small Business Disclosure Format (check one):

Yes [ ]          No [X]

                             HEMPTOWN CLOTHING INC.

                                TABLE OF CONTENTS


Part I--Financial Information                                                  7
   Item 1. Financial Statements                                                7
   Item 2. Management's Discussion and Analysis or Plan of Operation.         25
   Item 3. Controls and Procedures                                            30
Part II--Other Information                                                    30
   Item 1. Legal Proceedings                                                  30
   Item 2. Changes in Securities and Use of Proceeds                          30
   Item 3. Defaults Upon Senior Securities                                    31
   Item 4. Submission of Matters to a Vote of Security Holders                31
   Item 5. Other Information                                                  31
   Item 6. Exhibits and Reports on Form 8-K                                   31
      SIGNATURES                                                              32
      Exhibit Index                                                           33
         Certification Pursuant To Rule 13a-14(a)
         Certification Pursuant To Rule 13a-14(a)
         Certificate Under Section 906 Of The Sarbanes-Oxley Act Of 2002 Certificate Under Section 906 Of The Sarbanes-Oxley Act Of 2002

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATURALLY ADVANCED TECHNOLOGIES INC.

Interim Consolidated Financial Statements

(unaudited)

March 31, 2006





INDEX

Consolidated Balance Sheets

Interim Consolidated  Statements of Operations and Deficit

Interim Consolidated Statements of Cash Flows

Notes to Interim Consolidated Financial Statements



NATURALLY ADVANCED TECHNOLOGIES INC.
(formerly Hemptown Clothing Inc.)
Consolidated Balance Sheets
March 31, 2006
___________________________________________________________________________________________________________
                                                                          March 31,            December 31,
                                                                               2006                    2005
___________________________________________________________________________________________________________
                                                                        (unaudited)

ASSETS

Current
     Cash and cash equivalents                                         $  1,113,626            $  1,260,939
     Accounts receivable                                                    189,268                 162,576
     Inventory                                                              155,874                 276,141
     Prepaid expenses and other                                              86,367                  75,128
___________________________________________________________________________________________________________
                                                                          1,545,135               1,774,784

Property and equipment (Note 8)                                              18,671                  18,288
___________________________________________________________________________________________________________
                                                                       $  1,563,806            $  1,793,072
===========================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                          $    337,961                 382,007
     Due to related parties (Note 7)                                         30,763                  30,449
     Capital lease obligation, current portion                                8,388                   1,499
     Notes payable (Note 5)                                                 100,000                 100,000
     Short term loan (Note 6)                                                 8,651                  29,467
___________________________________________________________________________________________________________
                                                                            485,763                 543,422

Note Payable (Note 5)                                                       300,000                 300,000
Long term debt (Note 9)                                                      27,682                  27,801
Capital lease obligation                                                      5,546                  12,452
___________________________________________________________________________________________________________
                                                                            818,991                 883,675
___________________________________________________________________________________________________________

Minority Interest                                                           253,098                 270,308
___________________________________________________________________________________________________________
STOCKHOLDERS' DEFICIENCY

Capital Stock (Note 10)
     Authorized: 100,000,000 common shares without par value
     Issued and outstanding :
     17,300,151 (December 31, 2005 - 16,811,815)                       $  2,382,995               2,242,128

Additional paid-in capital                                                1,095,240               1,062,391


Accumulated comprehensive income                                             15,995                  12,259

Deficit                                                                  (3,002,513)             (2,677,689)
___________________________________________________________________________________________________________
                                                                            491,717                 639,089
___________________________________________________________________________________________________________
                                                                       $  1,563,806            $  1,793,072
===========================================================================================================

Commitments (Note 12)
Subsequent Events (Note 17)

     The accompanying notes are an integral part of these interim consolidated financial statements.



NATURALLY ADVANCED TECHNOLOGIES INC.
(formerly Hemptown Clothing Inc.)
Interim Consolidated Statements of Operations and Deficit
Three Months Ended March 31, 2006 and March 31, 2005
(unaudited)

____________________________________________________________________________________________________
                                                                    March 31                March 31
                                                                        2006                    2005
____________________________________________________________________________________________________

Sales                                                           $    285,194            $    178,563

Cost of sales                                                        215,039                 121,595
____________________________________________________________________________________________________
Gross margin                                                          70,155                  56,968
____________________________________________________________________________________________________
Expenses
       Advertising and promotion                                      68,870                  24,402
       Consulting fees                                                     -                   4,364
       Consulting fees - stock-based compensation                     10,378                  18,724
       Contract labour                                                64,211                  63,610
       Depreciation                                                    3,985                   2,026
       Insurance                                                       6,724                   1,420
       Interest                                                       14,206                  17,695
       Legal and accounting                                           34,932                  18,558
       Office and general                                             46,126                  34,985
       Rent                                                           11,129                  11,085
       Research and development                                       50,812                  30,403
       Salaries & benefits                                            81,240                  49,542
       Salaries - stock based compensation                            31,671                       -
       Gain on settlement of debt                                    (12,095)                      -
       Government grant, net of fees (Note 16)                             -                (174,894)
____________________________________________________________________________________________________
                                                                     412,188                 103,699
____________________________________________________________________________________________________
Loss from operations                                                (342,033)                (46,731)

Minority Interest                                                     17,210                       -
____________________________________________________________________________________________________
Net loss from operations for the period                             (324,824)                (44,952)

Deficit, beginning of period                                      (2,677,689)             (1,799,157)
____________________________________________________________________________________________________
Deficit, end of period                                          $ (3,002,513)           $ (1,845,888)
====================================================================================================
Loss per share basic and fully diluted                          $      (0.02)           $      (0.00)
====================================================================================================
Weighted average number of common shares outstanding              17,137,568              13,508,540
====================================================================================================




NATURALLY ADVANCED TECHNOLOGIES INC.
(formerly Hemptown Clothing Inc.)
Interim Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and March 31, 2005
(unaudited)
______________________________________________________________________________________________________________________
                                                                                     March 31,               March 31,
                                                                                          2006                    2005
______________________________________________________________________________________________________________________

Cash flows from (used in) operating activities
  Net loss for the period                                                          $  (324,824)             $  (44,952)
  Adjustments to reconcile net loss to net cash from operating activities
   Depreciation                                                                          4,015                   2,026
   Minority Interest                                                                   (17,210)                      -
   Stock based compensation                                                             42,049                  18,724
Changes in working capital assets and liabilities
  Decrease (increase) in accounts receivable                                           (26,692)               (155,407)
  Decrease (increase) in inventory                                                     120,267                  44,865
  Decrease (increase) in prepaid expenses                                              (11,239)                    380
  (Decrease) increase in accounts payable and accrued liabilities                      (44,046)                 96,909
  Decrease (increase) in deferred financing costs                                            -                   3,650
  (Decrease) increase in capital lease obligation                                          (17)                   (830)
______________________________________________________________________________________________________________________
                                                                                      (257,697)                (34,635)
______________________________________________________________________________________________________________________
Cash flows from (used in) investing activities
  Purchase of fixed assets                                                              (4,398)                      -
______________________________________________________________________________________________________________________
                                                                                        (4,398)                      -
______________________________________________________________________________________________________________________
Cash flows from (used in) financing activities
  Issuance of capital stock for cash                                                   131,667                  40,000
  Bank loan (repayments) proceeds                                                            -                 (55,139)
  Short term debt                                                                      (20,816)                 10,608
  Related parties advances (payments)                                                      316                  28,299
  Long term debt                                                                          (119)                   (169)
______________________________________________________________________________________________________________________
                                                                                       111,048                  23,599
______________________________________________________________________________________________________________________
Effect of exchange rate changes on cash and cash equivalents                             3,734                   8,748
______________________________________________________________________________________________________________________
Increase in cash and cash equivalents                                                 (147,313)                 (2,288)

Cash and cash equivalents, beginning of period                                       1,260,939                  13,632
______________________________________________________________________________________________________________________
Cash and cash equivalents, end of period                                           $ 1,113,626              $   11,344
======================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                        $     2,301              $    7,835
     Cash paid for income taxes                                                              -              $        -
     Capital stock issued in settlement of accounts payable                                  -              $    9,330
     Capital stock issued in settlement of related party debt                                -              $   78,810
     Capital stock issued as compensation                                          $     9,200              $        -

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


           GOING CONCERN

           The Company's consolidated financial statements are prepared using generally accepted accounting principles ("GAAP") in the United States of America applicable to a going concern, which contemplates the realization of assets and payment of liabilities in the normal course of business. The Company has incurred losses since inception of $3,002,513, and further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

           During 2005 and 2006 the Company has raised $880,550 in capital for working capital requirements; and $1,300,000 for continuing development of the Crailar enzyme process. The Company plans to raise additional monies through the sale of shares for working capital and further development of the Crailar enzymatic process. However, there can be no assurance that capital will continue to be available as necessary to meet the Company's ongoing working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company.

           UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

           The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

           d)         Inventory

                      Inventory consists solely of finished goods and value is determined at the lower of either a first-in, first-out basis, or net realizable value. Cost includes all direct materials, labor and freight costs incurred during the manufacturing process.

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

           j)         Stock-based Compensation

                      On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company's fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company recorded incremental stock-based compensation expense of $22,471 during the first quarter of 2006 relating to vesting of previously granted options, as a result of the adoption of SFAS No. 123R.

                      Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS
                      No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

                      The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three month period ended March 31, 2005:


                                                                              Three month
                                                                              period ended
                                                                             March 31, 2005
                                                                             ______________

                      Net loss                               As reported       $ (44,952)
                      SFAS 123 compensation expense          Pro-forma           (175,125)
                                                                               __________

                      Net loss                               Pro-forma         $(220,077)
                                                                               =========

                      Pro-forma basic and diluted
                      net loss per share                     Pro-forma         $   (0.02)
                                                                               =========


        k)            Earnings (Loss) Per Share

                      Basic and diluted earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Common stock equivalents from stock options and warrants were excluded from the calculation of net loss per share for March 31, 2006, and 2005 as their effect is anti-dilutive.


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

        n)            Research and Development

                      Research and development costs are charged to expenses as incurred. Development costs of technology to be sold, leased or otherwise marketed are subject to capitalization beginning when technological feasibility has been established and ending when a process or product is available for general release to customers.

        o)            Recent Accounting Pronouncements

                      In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging
                      Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

        p) In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No.
                      140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

3.         FINANCIAL INSTRUMENTS

           The Company's financial instruments consist of cash, accounts receivable, loans payable, notes payable, accounts payable and accrued liabilities, capital lease obligation, PEMD payable and due to related parties. It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of the Company's financial instruments are estimated by management to approximate their carrying values due to their immediate or short-term maturity. The fair value of advances due to related parties and the PEMD payable is not determinable due to the nature of their repayment terms and conditions.


4.         MINORITY INTEREST

           Crailar Fiber Technologies Inc. was incorporated on April 5, 2005. It was incorporated for the purpose of developing bast fiber technology.

           During the year ended December 31, 2005, the Company's subsidiary, Crailar Fiber Technologies Inc. ("Crailar"), issued 1,300,000 shares from treasury at $1.00 per share for total proceeds of $1,300,000, representing 25% of the total outstanding stock. The funds raised will be used to further develop the Crailar enzymatic process. As at March 31, 2006 the Company owns the remaining 75% of Crailar.

           The Company has recognized $975,469 of additional paid in capital resulting from the change in ownership of Crailar.

           The minority interest share of the loss in Crailar for the three month period ending March 31, 2006 is $19,755.

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

           As of October 22, 2005, Celestine renewed the loan until April 22, 2007 at 12% per annum, calculated semi-annually, with interest payments due semi-annually. The loan is due as follows: (a) $100,000 on July 21, 2006; and (b) $300,000 on April 22, 2007. Security
           remains the same as during the previous term of the loan. There was no fee paid for arranging the renewal of the loan. Included in accounts payable at March 31, 2006 is an accrual for interest of $23,563 in regards to this loan which was paid on April 25, 2006.

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

           As at March 31, 2006 the Company is indebted to Spectrum in the amount of $8,628 inclusive of advances and accrued interest.


7.         DUE TO RELATED PARTIES

           As of March 31, 2006 directors and officers were owed a total of $30,763 (2005 - $48,807). All amounts due to related parties have no specific terms of repayment, are unsecured, and are non-interest bearing


8.         PROPERTY AND EQUIPMENT


                                                                          Net Book Value
                                                         Accumulated        March 31,         Net Book Value
                                              Cost       Depreciation          2006          December 31, 2005
______________________________________________________________________________________________________________

 Computer equipment                          $ 7,532       $  5,052          $  2,480            $  2,395

 Trademarks                                    5,069            252             4,817               1,142

 Equipment                                     3,603          3,231               372                 275

 Furniture and fixtures                        7,438          2,754             4,684               4,981

 Leasehold improvements                        7,999          6,017             1,982               2,283

 Website                                       8,878          8,319               559               1,155

 Computer equipment under capital lease       16,613         13,448             3,165               5,099

 Telephone equipment under capital lease       6,001          5,388               613                 979
______________________________________________________________________________________________________________
                                             $63,133       $ 44,461          $ 18,672            $ 18,309
==============================================================================================================



9.         PEMD PAYABLE

           The Company has been advanced funds in the amount of $27,824 (CDN $32,360) from the Canadian Department of Foreign Affairs and International Trade under its Program for Export Market Development ("PEMD") to be used to promote the sales of Canadian goods into foreign markets. The agreement was signed on January 7, 2004 and there is no interest charged on the outstanding amount. The loan is to be paid back each year at 4% of incremental foreign sales over the base year amount by December of the following year. The base year amount was approximately $504,280 (CDN $589,000). There is no amount payable for the year 2005. If at the end of year five the loan is not paid back, then the outstanding balance of the loan will be forgiven.

10.             STOCKHOLDERS' EQUITY

           During the period ended March 31, 2006 the Company issued 488,336 shares of common stock as follows:

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

           b) During December 2005 the Company negotiated a private placement of $100,000 for 400,000 shares of common stock the proceeds of which were received in January 2006.

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

           d) On January 20, 2006 an employee converted 8,336 options at $0.20 per share pursuant to the Stock Option Plan dated May 10, 2005 for proceeds of $1,667.

           e) Issued 20,000 shares as stock based compensation, to an employee, recorded at $9,200 on January 15, 2006.

                      During the year ended December 31, 2005 the Company issued 3,541,780 shares of common stock as follows:

           f) On February 22, 2005 the Company issued 13,140 Units of the Company at $0.38 per Unit for payment of the $9,330 debt and recognized a gain on settlement of debt of $4,336. Each Unit consists of one common share in the capital stock of the Company and one-half of one non-transferable share purchase warrant at an exercise price of $0.75 per warrant share during the first 12 months of the warrant exercise period and at an exercise price of U.S. $1.00 per warrant share for the final six months of the warrant exercise period.

           g) On February 15, 2005 a director and officer agreed to subscribe for 172,460 Units of the Company at $0.37 per Unit as settlement of outstanding debt of $63,810. Each Unit consists of one common share in the capital stock of the Company and one non-transferable common stock purchase warrant at an exercise price of $0.50 per warrant share during the first 12 months of the warrant exercise period and at an exercise price of $0.75 per warrant share for the final six months of the warrant exercise period. The expiry date for the warrants is August 21, 2006.

           h) On February 1, 2005 a director and officer exercised 30,000 of his stock options dated November 23, 2001 at $0.36 per share in exchange for settlement of $15,000 of his debt resulting in the Company recognizing a gain on settlement of the debt of $4,200.

           i) On February 23, 2005 issued 200,000 shares of common stock of the Company through a private placement of Units, at $0.20 per Unit, for total proceeds of $40,000. Each Unit consists of one common share in the capital stock of the Company and one-half non-transferable common stock purchase warrant at an exercise price of $0.50 per warrant share during the first 12 months of the warrant exercise period and at an exercise price of $1.00 per warrant share for the final six months of the warrant exercise period. The expiry date for the warrants is August 23, 2006.

        j) On September 15, 2005 issued 400,000 shares of common stock of the Company through a private placement of Units,
           at         $0.25 per Unit, for total proceeds of $100,000. Each
                      Unit consists of one common share in the capital stock of the Company and one non-transferable common stock purchase warrant at an exercise price of $0.50 per warrant share. The expiry date for the warrants is September 9, 2007.

           k) On September 15, 2005 issued 20,000 shares of common stock of the Company through a private placement of Units, at $0.25 per Unit, for total proceeds of $5,000. Each unit consists of one common share in the capital stock of the Company and one non-transferable common stock purchase warrant at an exercise price of $0.50 per warrant share during the first 12 months of the warrant exercise period and at an exercise price of $1.00 per warrant share for the final six months of the warrant exercise period. The expiry date for the warrants is March 13, 2007.

           l) Issued 100,000 shares as stock based compensation of $15,000 on July 20, 2005.

           m) On November 28, 2005 issued 228,000 shares of common stock of the Company through a private placement of Units, at $0.25 per Unit, for total proceeds of $57,000. Each unit consists of one common share in the capital stock of the Company and one non-transferable common stock purchase warrant at an exercise price of $0.50 per Warrant Share during the first 12 months of the warrant exercise period and at an exercise price of $1.00 per warrant share for the final six months of the warrant exercise period. The expiry date for the warrants is May 28, 2007.

           n) On November 28, 2005 issued 2,000,000 shares of common stock of the Company through a private placement of Units, at $0.25 per Unit, for total proceeds of $500,000. Each Unit consists of one common share in the capital stock of the Company and one non-transferable common stock purchase warrant at an exercise price of $0.50 per Warrant Share. The expiry date for the warrants is November 28, 2007.

           o) On December 19, 2005 issued 300,000 shares of common stock of the Company through a private placement of Units, at $0.25 per Unit, for total proceeds of $75,000. Each Unit consists of one common share in the capital stock of the Company and one non-transferable common stock purchase warrant at an exercise price of $0.50 per Warrant Share. The expiry date for the warrants is December 19, 2007.

           p) Issued 20,000 shares as stock based compensation of $9,600 on December 19, 2005.

           q) On December 19, 2005 the Company issued 58,180 Units of the Company at $0.48 per Unit as payment of a $41,308 debt, the Company recognized a gain on settlement of debt of $13,381. Each Unit consists of one common share in the capital stock of the Company and one-half of one non-transferable share purchase warrant at an exercise price of $0.75 per warrant share during the first 12 months of the warrant exercise Period and at an exercise price of U.S. $1.00 per warrant share for the final six months of the warrant exercise period.

           r) Under the terms of a Share Purchase Warrant Certificate agreement dated January 1, 2006, the Company is obligated to issue 100,000 cashless warrants at an exercise price of $0.50 per share. The warrants vest at 1/12 per month beginning Jan 1, 2006 and expire on Jan 1, 2009. The fair value of all of the cashless warrants was determined to be $38,311 by using the BSM option pricing model, assuming an expected life of 3 years, a risk-free interest rate of 4.35% and an expected volatility of 133%. The Company has expensed $9,578 of the warrants in the period ending March 31, 2006. The warrants that have vested have not been included in the tables below because, as of March 31, 2006, they had not yet been issued.

           s)         Share purchase warrants outstanding at March 31, 2006 are:


                      Range of Exercise Prices     Number of Shares       Weighted Average
                                                                              Remaining
                                                                        Contractual Life (yr)
                      _______________________________________________________________________

                           $0.50 - $0.75             2,700,000(1)               1.64
                           $0.50 - $0.75               172,460(2)                .39
                           $0.50 - $0.75               348,000(3)                .93
                           $0.75 - $1.00                35,660(4)               1.07
                           $ .75 - $1.00                60,000(5)               1.84
                      _______________________________________________________________________
                           Total                     3,316,120                  1.50
                      =======================================================================

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

                      5)    Each whole share purchase warrant consists of the right to purchase  one common  share at an exercise  price of $1.00 for the 24 month warrant exercise period .



___________________________________________________________________________
                                                           Weighted-Average
                                              Shares        Exercise Price
___________________________________________________________________________

 Warrants outstanding, December 31, 2004       552,000          $1.97

 Warrants granted during the year            3,256,120          $0.50

 Warrants expired during the year             (252,000)         $0.75

 Warrants outstanding, December 31, 2005     3,556,120          $0.71

 Warrants granted during period                 60,000          $1.00

 Warrants expired during period               (300,000)         $3.00

 Warrants outstanding, March 31, 2006        3,316,120          $0.53
===========================================================================

11.             STOCK OPTION PLAN

                A summary of the status of the Company's Stock Option Plan as of March 31, 2006 is presented below:

___________________________________________________________________________
                                                           Weighted-Average
                                              Shares        Exercise Price
___________________________________________________________________________

Options outstanding, December 31, 2003       1,831,500          $0.65

Options exercised during the year             (120,000)         $0.50

Options granted during the year              2,576,500          $0.73

Options cancelled during the year             (352,500)         $0.77

Options outstanding, December 31, 2004       3,935,500          $0.70

Options exercised during the year              (30,000)         $0.50

Options granted during the year                787,500          $0.20

Options cancelled during the year             (632,000)         $0.29

Options outstanding, December 31, 2005       4,061,000          $0.67

Options exercised during the period             (8,336)         $0.20

Options outstanding, March 31, 2006          4,052,664          $0.67
===========================================================================


                                 March 31, 2006
______________________________________________________________________________________

                     Options Outstanding                        Options Exercisable
_______________________________________________________       ________________________
                                 Weighted
                                 Average         Weighted                     Weighted
Range of                         Remaining       Average                      Average
Exercise         Number          Contractual     Exercise     Number          Exercise
Prices           Outstanding     Life (yr)       Price        Exercisable     Price
_______________________________________________________       ________________________

$0.01- $0.50      1,346,164         1.73          $0.32        1,214,930       $0.34

$0.51- $1.00      2,706,500         1.00          $0.83        2,706,500       $0.83
_______________________________________________________       ________________________
                  4,052,664         1.25          $0.67        3,921,430       $0.68
=======================================================       ========================


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

                On December 10, 2004 the Company granted 300,000 stock options to consultants under the September 10, 2003 plan. The options vest over three months, beginning December 15, 2004 and 1/3 for each of the following two months. These options expire on June 15, 2005. The fair value of all of the options granted was calculated using the BSM option pricing model assuming an expected life of 1/2 year, a risk-free interest rate of 3% and an expected volatility of 100%. The fair value of these options was $16,900, of which $5,633 has been recorded as an expense as of December 31, 2004. These options were cancelled on January 1 , 2005.

                On May 10, 2005 the Company granted 787,500 stock options at an exercise price of $0.20 per share, under the Company's July 2004 Stock Option Plan. The options vest at 1/12 per month beginning June 10, 2005 and expire on May 10, 2008. Of the total number of options granted, 25,000 were granted to consultants and 762,500 were granted to directors and employees and were registered under an S-8 Registration Statement. The 25,000 options granted to consultants have not been registered under an S-8 Registration Statement and will be subject to all applicable restrictions. The fair value of all of the options granted was determined to be $99,400 by using the BSM option pricing model assuming an expected life of 3 years, a risk-free interest rate of 3% and an expected volatility of 100%. During the period ended March 31, 2006 the Company expensed $22,471 as salaries - stock based compensation, with respect to these options.

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

12.             COMMITMENTS

         a)     Annual Leases

                The Company is committed to current annual lease payments totaling $115,445 for premises under lease. The lease expires in 2009. Approximate minimum lease payments over the next four years are as follows:

                                                $
                2006                          25,813
                2007                          36,138
                2008                          38,306
                2009                           6,445
                ____________________________________
                TOTAL                        106,702
                ====================================

         b)     National Research Council of Canada ("NRC") Collaboration

                In May 2004 the Company entered into a joint collaboration agreement with the NRC to develop a patentable enzyme technology for the processing of hemp fibres. The agreement is for three years and expires on May 9, 2007. The National Research Council of Canada is to be paid as it conducts work on the joint collaboration. As the NRC completes research and development work, the monies become due. Further, because the amounts committed only become due as work is completed, these amounts are accrued in accordance with the schedule as disclosed below. There are no further costs or other off-balance sheet liabilities associated with the NRC agreement.

                Over the term of the agreement, the Company is required to pay the NRC $241,438 (CDN $282,000) in cash. In addition to cash payments, the Company will contribute existing research and development valued at approximately $473,887 (CDN $553,500). Payments are due quarterly and the first installment of $7,877 (CDN $9,200) was paid in July 2004. The Company has made all payments due in 2004, 2005 and 2006. All amounts payable for 2004 and 2005 have been paid, as well as the quarterly amount due in March 2006, $20,120. Future payments are outlined in the agreement, and are as follows:

                ______________________________
                            US $        CDN $
                ______________________________

                2006       61,644       72,000
                ______________________________

                2007       20,548       24,000
                ______________________________

                The extent of any Intellectual Property that the Company will own is uncertain and difficult to predict, as such specific terms will be negotiated once the final Intellectual Property is developed. However, the agreement provides for a licensing arrangement to be negotiated, which will enable the Company to commercially exploit any developments from the project.

13.             INCOME TAXES

                As at December 31, 2005 the Company has estimated tax loss carry forwards for tax purposes of approximately $2,514,000 (2004 - $1,670,000) which expire between 2006 and 2015. This amount may be applied against future federal taxable income. The Company evaluates the carrying value of the deferred tax assets relating to tax loss carry forwards and the valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income. As the criteria for recognizing deferred income tax assets has not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior periods.


14.             RELATED PARTY TRANSACTIONS

                During the period ended March 31, 2006, $82,361 (2005 - $49,600)
                was paid as remuneration to officers and directors of the Company. Of this amount, $25,684 (2005 - $24,800) is recorded as salaries and employee benefits expense and $56,677 (2005 - $24,800) is recorded as contract labor expense.

                Of the stock options granted on May 10, 2005 (see Note 11), 625,000 were granted to directors of the Company and as of December 31, 2005, 437,506 of these stock options issued on May 10, 2005 have vested.

                All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

15.             CONCENTRATION RISK

                For the three month period ended March 31, 2006, one supplier located in China accounted for 100% of the Company's purchases of inventory. As at March 31, 2005, three suppliers account for 100% of the Company's purchases of inventory. The largest supplier is located in China and supplies 90% of the Company's purchases, the other two are located in Canada and supply approximately 10%.

                For the year ended December 31, 2005, two suppliers accounted for 100% of the Company's purchases of inventory. One supplier is located in China and supplied 94% of the Company's purchases, the other supplier is located in California and supplies approximately 6%.


16.             GOVERNMENT GRANT

                The Company is eligible for certain non-refundable grants from Government of Canada under its Scientific Research and Development tax credit program ("SRED Program"). The amount the Company is eligible to receive for 2005 has not yet been confirmed and therefore has not been recorded.

17.             SUPPLEMENTAL CASH FLOW INFORMATION


                ===================================================================================
                                              Three month period ended     Three month period ended
                                                   March 31, 2005               March 31,2006
                ___________________________________________________________________________________
                                                         $                            $
                Cash paid during the period for:

                Interest                               2,301                        7,835

                Income taxes                               -                            -

                Capital Stock issued in
                settlement of accounts payable             -                         9,330

                Capital Stock issued in
                settlement of related party debt           -                        78,810

                Capital Stock issued for
                compensation                           9,200                             -

                ===================================================================================


18.             LEGAL PROCEEDING

                On May 10, 2006, the Company's prior chief operating officer and director initiated legal proceedings against the Company by filing a Writ of Summons and Statement of Claim in the Supreme Court of British Columbia (the "Complaint"). The Complaint generally alleges a breach of an employment agreement and wrongful dismissal and claims unpaid salaries and business expenses. The amount of the claim is approximately $165,000 plus the value of certain stock options and other unspecified damages. Management believes that this claim is without merit and the Company intends to defend itself against this claim, and pursue all counterclaims. Accordingly, the likelihood of a loss, if any, resulting from this claim is not determinable and no provision for loss has been recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we", "our", "us", the "Company", or "Naturally Advanced Technologies" refers to Naturally Advanced Technologies, Inc.

RECENT DEVELOPMENTS

On February 22, 2006, our Board of Directors authorized and approved the change in our corporate name to "Naturally Advanced Technologies, Inc." and the subsequent filing of the Amendment with the Registrar of Companies for the Province of British Columbia. This name change to Naturally Advanced Technologies, Inc. became effected March 23, 2006 and our trading symbol for our shares of common stock trading on the Over-the-Counter Bulletin Board has been changed to NADVF.

OVERVIEW

Naturally Advanced Technologies sells top quality T-shirts, golf shirts, oxford shirts and hooded sweatshirts made from sustainable fabrics such as hemp, bamboo, organic cotton and soy. Our products are sold through our in-house sales team, its retail outlet and through independent eco-retail outlets throughout North America. We are transitioning to new designs, and as a result, suffered on our gross margin percentage as we start to liquidate at lower profit our older product designs. We expect to start receiving and selling our new product line in the second quarter of 2006.

Our CRAILAR subsidiary continues research and development of its bast fiber enzymatic process. Testing will continue during 2006 at the Alberta Research Council's testing facilities. We plan to license this technology to textile manufacturers and to allow garment companies to brand garments as one with the CRAILAR thread in the fabric. We project that CRAILAR will generate revenue from its enzymatic process in 2006.

RESULTS OF OPERATIONS

                                   THREE MONTHS ENDED MARCH 31
                                        2006           2005          % CHANGE

        SALES                      $  285,194        $ 178,563         +60%
        GROSS PROFIT               $   70,155        $  56,968         +23%
        NET LOSS                   $ (324,824)       $ (44,952)       (622)%
        LOSS PER SHARE             $    (0.02)       $   (0.00)


THREE-MONTH PERIOD ENDED MARCH 31, 2006 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2005

REVENUE AND GROSS MARGINS

Our net operational losses during the three-month period ended March 31, 2006 were ($324,824) compared to ($44,952) during the three-month period ended March 31, 2005 (an increase of $279,872). During the three-month period ended March 31, 2006, we generated $285,194 in gross revenues compared to $178,563 in gross revenues for the three-month period ended March 31, 2005 (an increase of $106,631). Fabric sales and the discounting of old inventory are the reason for this increase in sales. Cost of goods sold increased during the three-month period ended March 31, 2006, to $215,039 from $121,595 for the same period in 2005 resulting in net sales or a gross margin of $70,155 for the three-month period ended March 31, 2006 compared to $56,968 for the same period in 2005. Gross profit as a percentage fell to 25% of sales from 32% of sales as a result of the selling old inventory at a lower than usual margin.

OPERATING EXPENSES

During the three-month period ended March 31, 2006, we recorded operating expenses of $412,188 compared to operating expenses of $101,919 during the three-month period ended March 31, 2005 (an increase of $310,269). The operating expenses for 2005 were reduced by $174,894 in government grants received under the Government of Canada's Scientific Research and Experimental Development tax credit program ("SR&ED Program")

Operating expenses consisted of: (i) $81,240 (2005: $49,542) in salaries and employee benefits; (ii) $68,870 (2005: $24,402) in advertising and promotion;
(iv) $64,211 (2005:  $63,610) in contract labor; (v) $34,932 (2005:  $18,558) in legal and accounting; (vi) $46,126 (2005: $34,985) in office and general; (vii) $11,129 (2005: $11,085) in rent; (viii) $14,206 (2005: $17,695) in interest;
(ix) $6,724 (2005: $1,420) in insurance; (x) $50,812 (2005: $30,403) in research and development;  (xi) $3,985 (2005:  $2,026) in  depreciation;  (xii) $- (2005:
$4,364) in consulting fees; and (xiii) $42,049 (2005: $18,724) in stock-based compensation. Our net loss from operations for the three-month period ended March 31, 2006 was ($324,824) or ($0.02) per share compared to a net loss of ($44,952) or ($0.00) per share for the three-month period ended March 31, 2005. For the three-month period ended March 31, 2006, the weighted average number of shares outstanding was 17,137,568 compared to 13,508,540 for the three month period ending March 31, 2005.

Accounting and legal expenses increased to $34,932 from $18,558 compared to the same period in 2005 as a result of increased auditing fees and legal fees due to increased regulation.

Stock based compensation increased to $42,049 from $18,724 as we adopted SFAS No. 123 (revised 2004) (SFAS No.123R), Share Based Payment, which requires expensing the fair value of stock based payments for employee services.

Research and development costs of $50,812 incurred in the period were related to the fees associated with the collaboration with the National Research Council of Canada and the cost to test fibers to further develop a patentable enzyme technology to improve the efficiency of hemp fiber processing which should reduce the costs of hemp fiber, and make it more cost competitive with cotton.

NET INCOME (LOSS)

The net loss for the three month period ending March 31, 2006 was ($324,824) compared to a loss of ($44,952) for the same period in 2005. Basic loss per share was ($0.02) for the period ended March 31, 2006 compared to a basic loss of $0.00 per share for the same period in 2005. For the three-month period ended March 31, 2006, the weighted average number of shares outstanding was 17,137,568 compared to 13,508,540 at December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2006

As at March 31, 2006, our assets were $1,545,135 and our current liabilities were $485,763 which resulted in working capital of $1,059,372. As at March 31, 2006, total assets were $1,563,806 consisting of: (i) $1,113,626 in cash; (ii) $189,268 in trade accounts receivable; (iii) $155,874 in inventory; (iv) $86,367 in prepaid expenses and other; and (v) $18,671 in fixed assets.

As at March 31, 2006, liabilities were comprised of (i) $337,961 in accounts payable and accrued liabilities; (ii) $30,763 in amounts due related parties;
iii) $13,934 capital lease obligation; (iv) $8,651 short term loan; and (v) $400,000 in note payable; and (vi) $27,682 in long term debt.

Stockholders' Equity decreased from $639,089 at December 31, 2005 to $491,717 at the three-month period ended March 31, 2006.

As of March 31, 2006 we had cash of $1,113,626 compared with $1,260,939 at December 31, 2005.

Cash flows used in operations for the three-month period ended March 31, 2006 consisted primarily of a net loss of ($324,824), with changes in working capital assets and liabilities of a increase in accounts receivable to ($26,692), a decrease in inventory of $120,267, and a decrease in accounts payable and accrued liabilities of ($44,046).

Cash flows provided by financing activities were $111,048 versus $23,599 during the same period in 2005. The increase in funds provided by financing activities in the period was largely caused by our receipt of $131,667 for the issuance of share capital (versus $40,000 in the three month period ended March 31, 2005). We also reduced the amount of short term debt by ($20,816).

The effect of exchange rates on cash resulted in a gain of $3,734 for the first three months of 2005, compared with an $8,748 gain in the same period of 2005. These gains and losses are the result of fluctuations in the Canadian dollar versus the US dollar.

PLAN OF OPERATION

We have evolved into two operating entities: Crailar Fiber Technologies, and H.T.Naturals. Crailar Fiber Technologies continues development work with the NRC on bast fiber enzymatic processes to facilitate the commercialization of bast fibers for fabric, composite and potential medical use. HT Naturals has secured new procurement systems which will improve product quality and gross margin and implement a focused strategy for sales growth in three areas: corporate sales, private label sales and a seasonal retail line. The new product will be available for sale in the second quarter of 2006.

During January 2006, we hired Lippert Heilshorn & Associates to act as our investor relations firm at a cost of $10,000 per month and 100,000 cash-less warrants that will vest over the year (2006) and have a $0.50 exercise price.

Crailar Fiber Technologies has raised $1,300,000 USD in 2005 to continue development of the Crailar fiber enzyme process. The collaboration between Naturally Advanced Technologies Inc. and the National Research Council is continuing on schedule and we continue to be confident of the value of this research as confirmation of the commercial viability of the fiber process (CRAILAR(TM)) has been received from industry. The agreement with the National Research Council allows us to assign the benefits of the agreement. The National Research Council plans to apply for patents of the CRAILAR process in June 2006, and upon the successful application of these patents, Naturally Advanced Technologies Inc. will assign the agreement and patent rights to Crailar Fiber Technologies Inc.

HT Naturals  plans to have sold all old  product  lines by the end of the second quarter  of  2006  to  make  room  for  our  new  line  of  clothing  called  HT
Naturals(TM). HT Naturals is an "eco-fabric", which is crafted from a proprietary combination of fabric blends including hemp, organic cotton, bamboo, soy, recycled polyester, and other organic textiles. The bamboo component has the look of rayon, feels like silk and is softer than cotton on the body. The soy component is a by-product of soy food production, and is often termed as "vegetable cashmere". HT Naturals has entered into a partnership with an experienced procurement and design apparel company, The -S-Group, to ensure product quality and gross margins. HT Naturals will focus on three areas for sales growth. Corporate Sales-these T-shirts will be inventoried in their natural color and then dyed to customers specifications. These items are not seasonal and are stocked in their natural color to minimize inventory risk. Private Label -these goods are entirely produced to order, totally eliminating inventory risk. Seasonal Retail Line-the seasonal retail line is designed in house and pre-sold to the retail customer base, after which it is then produced and delivered.

The sales team of HT Naturals will be lead by Ms. Stephanie Knight, an apparel sales veteran with more than 15 years success in growing apparel sales for different product lines.

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

MATERIAL COMMITMENTS

A significant commitment for fiscal year 2006 is the principal amount of $400,000 due and owing pursuant to a secured and subordinated loan agreement with Celestine Asset Management ("CAM"). The term of the loan is from October 22, 2005 to April 22, 2007, and the interest rate is 12% per annum, calculated semi-annually, with payments due semi-annually. Of the principal, $100,000 is due on July 21, 2006 and $300,000 is due on April 22, 2007. The security granted to CAM is pursuant to: (i) a fixed charge and a security interest in our existing accounts receivable insurance policy obtained through Export Development Canada and St. Paul Guarantee Insurance Company respecting losses sustained us; and (ii) a floating charge and a security interest in all of our assets, subject and subordinate to any borrowing by us with banks and lending institutions.

A significant commitment for fiscal year 2006 is the principal amount of $81,764 owing for 2006 and $20,548 for 2007 pursuant to a collaboration agreement with the National Research Council of Canada (the "NRC"), to develop a patentable enzyme technology for the processing of hemp fibres (the "Collaboration Agreement"). The Collaboration Agreement is for a period of three years and expires on May 9, 2007. Pursuant to the terms and conditions of the Collaboration Agreement, we are required to pay to NRC $102,312 in total for the remainder of 2006 and 2007. There are no payments currently due and owing as at May 15, 2006.

A significant commitment for us for fiscal 2006 is the amount of $27,682 (CDN $32,360) advanced from the Canadian Department of Foreign Affairs and International Trade under its Program for Export Market Development ("PEMD") to be used to promote the sales of Canadian goods into foreign markets. The agreement was signed on January 7, 2004. The loan is to be paid back each year at 4% of incremental foreign sales over the base year amount by December of the following year. There is no interest charged on the outstanding amount. The base year amount was approximately $486,938 (CDN $589,000). There was no amount payable for the year 2005. If at the end of year five the loan is not paid back, then the outstanding balance of the loan will be forgiven.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Jerry Kroll, our Chief Executive Officer, and Guy Prevost, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as at March 31, 2006. Based on that evaluation, Mr. Kroll and Mr. Prevost concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On May 10, 2006, Guy Carpenter, our prior chief operating officer and a director ("Carpenter"), initiated legal proceedings against us by filing a Writ of Summons and Statement of Claim in the Supreme Court of British Columbia, civil action no. S-063043 (the "Complaint"). The Complaint generally alleges that: (i) we have breached an employment agreement between us and Carpenter and wrongfully terminated Carpenter's employment; and (ii) we are indebted to Carpenter for un-reimbursed business expenses incurred by Carpenter and for accrued and unpaid salary due and owing to Carpenter for a specified period of time. The amount of the claim is approximately $165,000 plus the value of certain stock options and other unspecified damages.

         As of the date of this Quarterly Report, we intend to instruct our counsel to vigorously defend all claims against us and to aggressively pursue all counterclaims on our behalf. While the result of litigation is difficult to predict, we believe that the likelihood of sustaining any significant liability is minimal. We further believe that there is a significant likelihood that the case could settle prior to trial without significant financial exposure to us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three-month period ended March 31, 2006, we issued securities pursuant to contractual debts or financings as follows.

     (i) During the three-month period ended March 31, 2006, we engaged in a private placement offering under Regulation S of the Securities Act of 1933, as amended (the "1933 Securities Act"), which has been terminated. Pursuant to the terms of the private placement, we sold an aggregate of 60,000 units in our capital (the "Unit"), at a subscription price of $0.50 per Unit for aggregate proceeds of $30,000. Each Unit is comprised of one share of restricted common stock and one non-transferable share purchase warrant (the "Warrant"), entitling the holder thereof to purchase an additional share of common stock at $1.00 per share. The Warrant exercise period terminates January 31, 2008. The investors executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commission was paid.

     (ii) During December 2005, we negotiated a private placement of $100,000. During the three-month period ended March 31, 2006, we issued 400,000 shares of our common stock under Regulation S of the 1933 Securities Act. Pursuant to the terms of the private placement, we sold the 100,000 shares of our common stock at a subscription price of $0.50 per share. We issued the shares of restricted common stock to one non-U.S. resident investor. The investor executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions or and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commission was paid.

     (iii) During the three-month period ended March 31, 2006, we issued an aggregate of 8,336 shares of our common stock pursuant to the exercise of 8,336 stock options exercised at $0.20 per share for aggregate proceeds of $1,667.

     (iv) During the three-month period ended March 31, 2006, we issued an aggregate of 20,000 shares of our restricted common stock as stock based compensation valued at $9,200.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The following exhibits are included in this report: See "Exhibit Index" immediately following the following the signature page of this Form 10-QSB.

(b)      Reports on Form 8-K

         Report on Form 8-K Item 5.02 filed with the Securities and Exchange Commission on February 6, 2006.

         Report on Form 8-K Item 5.02 filed with the Securities and Exchange Commission on February 8, 2006.

         Report on Form 6-K filed with the Securities and Exchange Commission on February 9, 2006.

         Report on Form 8-K Item 2.02 filed with the Securities and Exchange Commission on April 3, 2006.

         Report on Form 8-K Item 5.03 filed with the Securities and Exchange Commission on April 11, 2006.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HEMPTOWN CLOTHING INC.

Date: May 15, 2006                            By: /s/ JASON FINNIS
                                              _____________________________
                                              Jason Finnis
                                              President, Director



Date: May 15, 2006                            By: /s/ JERRY KROLL
                                              _____________________________
                                              Jerry Kroll
                                              CEO, Chairman, Director



Date: May 15, 2006                            By: /s/ GUY PREVOST
                                              _____________________________
                                              Guy Prevost
                                              CFO

EXHIBIT INDEX


31.1  Certificate pursuant to Rule 13a-14(a).

31.2  Certification pursuant to Rule 13a-14(a).

32.1  Certificate pursuant to 18 U.S.C. Subsection 1350.

32.2  Certificate pursuant to 18 U.S.C. Subsection 1350.