Form 10QSB
period 2006-06-30
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2006-08-14
CIK 1210294

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2006


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

          Class                                Outstanding as of August 11, 2006

Common Stock, no par value                                17,300,151


Transitional Small Business Disclosure Format (check one):

     Yes  [ ]          No  [X]

                      NATURALLY ADVANCED TECHNOLOGIES INC.

                                TABLE OF CONTENTS


Part I--Financial Information                                                  7

   Item 1. Financial Statements                                                7

   Item 2. Management's Discussion and Analysis or Plan of Operation.         23

   Item 3. Controls and Procedures                                            28

Part II--Other Information                                                    28

   Item 1. Legal Proceedings                                                  28

   Item 2. Changes in Securities and Use of Proceeds                          29

   Item 3. Defaults Upon Senior Securities                                    29

   Item 4. Submission of Matters to a Vote of Security Holders                29

   Item 5. Other Information                                                  31

   Item 6. Exhibits and Reports on Form 8-K                                   32

      SIGNATURES                                                              33

      Exhibit Index                                                           34

         Certification Pursuant To Rule 13a-14(a)

         Certification Pursuant To Rule 13a-14(a)

         Certificate Under Section 906 Of The Sarbanes-Oxley Act Of 2002

         Certificate Under Section 906 Of The Sarbanes-Oxley Act Of 2002

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Naturally Advanced Technologies, Inc.
(formerly Hemptown Clothing Inc.)
Consolidated Financial Statements
(In US Dollars)


June 30, 2006





Index



Consolidated Balance Sheets

Interim Consolidated  Statements of Operations

Interim Consolidated Statements of Cash Flows

Notes to Interim Consolidated Financial Statements


NATURALLY ADVANCED TECHNOLOGIES INC.
(formerly Hemptown Clothing Inc.)
Consolidated Balance Sheets
(In US Dollars)
___________________________________________________________________________________________________________
                                                                           June 30,            December 31,
                                                                               2006                    2005
___________________________________________________________________________________________________________
                                                                        (unaudited)

ASSETS

Current
     Cash and cash equivalents                                         $    981,906            $  1,260,939
     Accounts receivable                                                    166,693                 162,576
     Inventory                                                              319,921                 276,141
     Prepaid expenses and other                                             122,929                  75,128
___________________________________________________________________________________________________________
                                                                          1,591,449               1,774,784

Property and equipment (Note 8)                                              20,538                  18,288
___________________________________________________________________________________________________________
                                                                       $  1,611,987            $  1,793,072
===========================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                          $    583,715                 382,007
     Due to related parties (Note 7)                                        133,139                  30,449
     Capital lease obligation, current portion                                8,021                   1,499
     Notes payable (Note 5)                                                 100,000                 100,000
     Short term loan (Note 6)                                                19,819                  29,467
___________________________________________________________________________________________________________
                                                                            844,694                 543,422

Note Payable (Note 5)                                                       300,000                 300,000
Long term debt (Note 9)                                                      28,967                  27,801
Capital lease obligation                                                      3,969                  12,452
___________________________________________________________________________________________________________
                                                                          1,177,630                 883,675
___________________________________________________________________________________________________________

Minority Interest (Note 4)                                                  241,446                 270,308
___________________________________________________________________________________________________________
COMMITMENTS (Note 12)

STOCKHOLDERS' EQUITY

Capital Stock (Note 10)
     Authorized: 100,000,000 common shares without par value
     Issued and outstanding :
     17,300,151 common shares
     (December 31, 2005 - 16,811,815)                                  $  2,382,995               2,242,128

Additional paid-in capital                                                1,141,951               1,062,391


Accumulated comprehensive income                                             17,896                  12,259

Deficit                                                                  (3,349,931)             (2,677,689)
___________________________________________________________________________________________________________
                                                                            192,911                 639,089
___________________________________________________________________________________________________________
                                                                       $  1,611,987            $  1,793,072
===========================================================================================================

     The accompanying notes are an integral part of these interim consolidated financial statements.



NATURALLY ADVANCED TECHNOLOGIES INC.
(formerly Hemptown Clothing Inc.)
Interim Consolidated Statements of Operations
Six Months Ended June 30, 2006 and June 30, 2005
(In US Dollars)
(unaudited)

_______________________________________________________________________________________________________________________
                                                              Three months ended                 Six months ended
                                                             2006             2005             2006            2005
_______________________________________________________________________________________________________________________

Sales                                                    $     99,883     $    303,754      $   385,076     $   482,317

Cost of sales                                                  83,768          208,588          298,807         330,183
_______________________________________________________________________________________________________________________
Gross profit                                                   16,115           95,166           86,269         152,134
_______________________________________________________________________________________________________________________
Expenses
       Advertising and promotion                               53,598           42,121          122,468          66,523
       Consulting fees                                          8,559            3,660            8,559           8,024
       Consulting fees - stock-based compensation              30,680           18,990           41,058          37,714
       Contract labour                                         51,772           69,805          115,983         133,415
       Depreciation                                             4,333            3,131            8,318           5,157
       Insurance                                                6,399            4,464           13,123           5,883
       Interest                                                17,452           14,190           31,657          31,885
       Legal and accounting                                    46,164           35,943           81,095          54,501
       Office and general                                      40,884           33,477           87,076          68,462
       Rent                                                    13,180           11,186           24,308          22,271
       Research and development                                49,574           21,431          100,387          51,834
       Salaries & benefits                                     74,446           52,900          155,686         102,442
       Salaries & benefits - stock based compensation          16,031                -           47,702               -
       Government grant, net of fees (Note 16)                (37,952)         (27,274)         (37,952)       (202,167)
       Gain on settlement of debt                                   -                -          (12,095)              -
_______________________________________________________________________________________________________________________
                                                              375,120          284,024          787,373         385,944
_______________________________________________________________________________________________________________________
Loss from operations                                         (359,005)        (188,858)        (701,104)       (233,810)

Minority Interest (Note 4)                                     11,652                -           28,862               -
_______________________________________________________________________________________________________________________
Net loss for the period                                      (347,353)        (188,858)        (672,242)       (233,810)

Loss per share basic and diluted                         $      (0.02)    $      (0.01)     $     (0.04)    $     (0.02)
=======================================================================================================================
Weighted average number of common shares outstanding       17,300,151       13,685,635       17,218,310      13,429,143
=======================================================================================================================

     The accompanying notes are an integral part of these interim consolidated financial statements.




NATURALLY ADVANCED TECHNOLOGIES INC.
(formerly Hemptown Clothing Inc.)
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and June 30, 2005
In US Dollars
(unaudited)
_______________________________________________________________________________________________________________________
                                                                                      2006                     2005
_______________________________________________________________________________________________________________________

Cash flows from (used in) operating activities
  Net loss for the period                                                          $  (672,242)             $  (233,810))
  Adjustments to reconcile net loss to net cash from operating activities                    -
   Depreciation                                                                          8,318                    5,157
   Stock based compensation                                                             88,760                   37,714
   Minority Interest                                                                   (28,862)                       -
Changes in working capital assets and liabilities
  Decrease (increase) in accounts receivable                                            33,835                   (5,626)
  Decrease (increase) in government grant receivable                                   (37,952)                 (27,274)
  Decrease (increase) in inventory                                                     (43,780)                   8,638
  Decrease (increase) in prepaid expenses                                              (47,801)                  13,158
  Decrease (increase) in financing costs                                                     -                    7,279
  (Decrease) increase in accounts payable and accrued liabilities                      201,708                  185,610
  (Decrease) increase in due to related parties                                        102,690                        -
_______________________________________________________________________________________________________________________
Net cash flows used in operating activities                                           (395,326)                  (9,154)
_______________________________________________________________________________________________________________________
Cash flows from (used in) investing activities

  Purchase of property and equipment                                                   (10,568)                  (3,762)
_______________________________________________________________________________________________________________________
Net cash flows used in investing activities                                            (10,568)                  (3,762)
_______________________________________________________________________________________________________________________
Cash flows from (used in) financing activities
  Issuance of capital stock for cash                                                   131,667                   40,000
  Bank loan (repayments) proceeds                                                            -                 (100,545)
  Notes payable                                                                              -                   16,321
  Related parties advances (payments)                                                        -                  110,153
  Long term debt                                                                         1,166                    (514)
  Short term debt                                                                       (9,648)                  34,832
  Capital lease obligation                                                              (1,961)                  (2,723)
_______________________________________________________________________________________________________________________
Net cash flows from financing activities                                               121,224                   97,524
_______________________________________________________________________________________________________________________
Effect of exchange rate changes on cash and cash equivalents                             5,637                    6,406
_______________________________________________________________________________________________________________________
Change in cash                                                                        (279,033)                  91,014

Cash beginning of period                                                             1,260,939                   13,632
_______________________________________________________________________________________________________________________
Cash and cash equivalents, end of period                                           $   981,906              $   104,646
=======================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                        $     7,854              $    10,823
     Cash paid for income taxes                                                    $         -              $         -
     Capital stock issued in settlement of accounts payable                        $         -              $     9,330
     Capital stock issued in settlement of related party debt                      $         -              $    78,810
     Capital stock issued as compensation                                          $     9,200              $         -

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

       GOING CONCERN

       The Company's unaudited interim consolidated financial statements are prepared using generally accepted accounting principles ("GAAP") in the United States of America applicable to a going concern, which contemplates the realization of assets and payment of liabilities in the normal course of business. The Company has incurred losses since inception of $3,349,931, and further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

       During 2005 and 2006 the Company raised $880,550 in capital for working capital requirements; and $1,300,000 for continuing development of the Crailar enzyme process. The Company plans to raise additional monies through the sale of shares for working capital and further development of the Crailar enzymatic process. However, there can be no assurance that capital will continue to be available as necessary to meet the Company's ongoing working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company.

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

       In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006

2.     SIGNIFICANT ACCOUNTING POLICIES

       (a)        Principles of Consolidation

                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Hemptown USA, Inc., a Nevada incorporated company and 0697872 B.C. Ltd., a British Columbia incorporated company with extra-provincial registration; and its 75% ownership in Crailar Fiber Technologies Inc., a British Columbia incorporated company with extra-provincial registration. 0697872 B.C. Ltd. was incorporated to hold ownership of a proposed fibre processing plant in Saskatchewan. Hemptown USA, Inc. was incorporated in order to enable the Company to factor its U.S. sales invoices as required by Spectrum Financial Corporation ("Spectrum") (see Note 6). Hemptown USA Inc. and 0697872 B.C. Ltd. were incorporated by the Company during 2004. Crailar Fiber
                  Technolgies Inc was incorporated during 2005 and a 25% interest was subsequently sold during the year ended December 31, 2005 (Refer to Note 4). All significant inter-company transactions and account balances have been eliminated upon consolidation.

       (b)        Use of Estimates

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

       (c)        Revenue Recognition

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

       (d)        Inventory

                  Inventory consists solely of finished goods and value is determined at the lower of either a first-in, first-out basis, or net realizable value. Cost includes all direct materials, labour and freight costs incurred during the manufacturing process.

       (e)        Property and equipment

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

       (f)        Deferred Financing Costs

                  Financing costs incurred in connection with the note payable were initially deferred and are amortized over the term of the loan on a straight-line basis

       (g)        Foreign Currency Translation

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

       (h)        Income Taxes

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

       (i)        Comprehensive Income

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

       (j)        Stock-based Compensation

                  On January 1, 2006, the Company  adopted SFAS No. 123 (revised
                  2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and
                  Exchange  Commission  (SEC) issued Staff  Accounting  Bulletin
                  (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton ("BSM")
                  option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company's fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company recorded incremental stock-based compensation expense of $47,702 during the first six months of 2006, as a result of the adoption of SFAS No. 123R. In accordance with SFAS No. 123R, beginning in the first quarter of 2006 the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the condensed consolidated statement of cash flows. As of June 30, 2006, there was no unrecognized compensation stock based employee compensation cost related to stock options and restricted stock units.

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

                  The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the six month period ended June 30, 2005:


                                                                     Six month
                                                                   period ended
                                                                   June 30, 2005
                                                                   _____________

                  Net loss                         As reported      $(233,810)
                  SFAS 123 compensation
                    expense                        Pro-forma         (391,174)
                                                                    _________

                  Net loss                         Pro-forma        $(624,984)
                                                                    =========

                  Pro-forma basic net loss per
                    share                          Pro-forma        $   (0.05)
                                                                    =========

       (k)        Earnings (Loss) Per Share

                  Basic and diluted earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per
                  Share". Common stock equivalents from stock options and warrants were excluded from the calculation of net loss per share for June 30, 2006, and 2005 as their effect is anti-dilutive.

       (l)        Long-Lived Asset Impairment

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

       (m)        Risk Management

                  CURRENCY RISK. Although the Company conducts its business principally in Canada, the majority of its purchases are made in U.S. currency. Additionally, the majority of the Company's debt is denominated in U.S. currency. The Company does not currently hedge its foreign currency exposure and accordingly is at risk for foreign currency exchange fluctuations.

                  CREDIT RISK. Credit risk is managed by dealing with customers whose credit standing meet internally approved policies, and by ongoing monitoring of credit risk. As at June 30, 2006 the Company does not have significant exposure to any one customer.

                  INTEREST RATE RISK. All term debt has fixed interest rates and no significant exposure to interest rate fluctuation risk.

       (n)        Research and Development

                  Research and development costs are charged to expenses as incurred. Development costs of technology to be sold, leased or otherwise marketed are subject to capitalization beginning when technological feasibility has been established and ending when a process or product is available for general release to customers.

       (o)        Recent Accounting Pronouncements

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

3.     FINANCIAL INSTRUMENTS

       The Company's financial instruments consist of cash and cash equivalents, accounts receivable, loans payable, note payable, accounts payable and accrued liabilities, capital lease obligation and due to related parties. It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of the Company's financial instruments are estimated by management to approximate their carrying values due to their immediate or short-term maturity. The fair value of advances due to related parties is not determinable due to the nature of their repayment terms and conditions.

4.     MINORITY INTEREST

       Crailar Fiber Technologies Inc. was incorporated on April 5, 2005. It was incorporated for the purpose of developing bast fiber technology.

       During the year ended December 31, 2005, the Company's subsidiary, Crailar Fiber Technologies Inc. ("Crailar"), issued 1,300,000 shares from treasury at $1.00 per share for total proceeds of $1,300,000, representing 25% of the total outstanding stock. The funds raised will be used to further develop the Crailar enzymatic process. As at June 30, 2006 the Company owns the remaining 75% of Crailar.

       The Company has recognized $975,469 of additional paid in capital resulting from the change in ownership of Crailar.

       The minority interest share of the loss in Crailar for the six month period ending June 30, 2006 is $28,862.

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

       A fee of $20,000 was paid in connection with arranging the funding of the loan. The fee was amortized on a straight-line basis over the initial term of the loan (18 months). As of December 31, 2005 the fee was completely amortized.

       As of October 22, 2005, Celestine renewed the loan until April 22, 2007 at 12% per annum, calculated semi-annually, with interest payments due semi-annually. The loan is due as follows: (a) $100,000 on July 21, 2006; and (b) $300,000 on April 22, 2007. As of August 8, 2006 the payment due on July 21, 2006 had not been paid. The Company plans to make the July 21, 2006 payment in August 2006. Security remains the same as during the previous term of the loan. There was no fee paid for arranging the renewal of the loan. Included in accounts payable at June 30, 2006 is an accrual for interest of $11,932 in regards to this loan.

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

       As at June 30, 2006 the Company is indebted to Spectrum in the amount of $19,819 inclusive of advances and accrued interest.

7.     DUE TO RELATED PARTIES

       On May 5, 2006 the Company received a short term loan of $100,000 from a director. This amount is to be repaid on September 30, 2006. The interest rate is 12% per annum and the loan is secured by a subordinated charge on the assets of the Company. As of June 30, 2006 an interest accrual of $1,867 has been made in regards to this loan.

       As of June 30, 2006 directors and officers were owed a total of $33,139 (December 31 2005 - $30,449). A former director was owed $67,908
       (December 31, 2005 - $45,243) which has been recorded in accounts payable. All other amounts due to related parties have no specific terms of repayment, are unsecured, and are non-interest bearing.

8.     PROPERTY AND EQUIPMENT



                                                         Accumulated      Net Book Value      Net Book Value
                                              Cost       Depreciation     June 30, 2006      December 31, 2005
______________________________________________________________________________________________________________

Computer equipment                          $  7,532     $ 5,333             $ 2,199              $ 2,394

Trademarks                                    11,256         471              10,785                1,142

Equipment                                      3,603       3,246                 357                  824

Furniture and fixtures                         7,438       3,047               4,391                4,432

Leasehold improvements                         7,999       6,331               1,668                2,282

Website                                        8,878       8,878                   -                1,138

Computer equipment under capital lease        16,613      15,658                 955                5,081

Telephone equipment under capital lease        6,001       5,818                 183                  995
______________________________________________________________________________________________________________
                                             $69,320     $48,782             $20,538              $18,288
==============================================================================================================


9.     PEMD PAYABLE

       The Company has been advanced funds in the amount of $28,967 (CDN $32,360) from the Canadian Department of Foreign Affairs and International Trade under its Program for Export Market Development ("PEMD") to be used to promote the sales of Canadian goods into foreign markets. The agreement was signed on January 7, 2004 and there is no interest charged on the outstanding amount. The loan is to be paid back each year at 4% of incremental foreign sales over the base year amount by December of the following year. The base year amount was approximately $504,280 (CDN $589,000). There is no amount payable for the year 2005. If at the end of year five the loan is not paid back, then the outstanding balance of the loan will be forgiven.

10.    STOCKHOLDERS' EQUITY

       During the six month period ended June 30, 2006 the Company issued 488,336 shares of common stock as follows:

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

       On January 20, 2006 an employee exercised 8,336 options at $0.20 per share pursuant to the Stock Option Plan dated May 10, 2005 for proceeds of $1,667.

       Issued 20,000 shares as stock based compensation of $9,200 on January 15, 2006.

       Share purchase warrants outstanding at June 30, 2006 are:

                                                            Weighted Average
                                                               Remaining
       Range of Exercise Prices     Number of Shares     Contractual Life (yr)
       _______________________________________________________________________

             $0.50 - $0.75             100,000(i)                   2.5
             $0.50 - $0.75           2,700,000(ii)                 1.39
             $0.50 - $0.75             172,460(iii)                 .14
             $0.50 - $0.75             348,000(iv)                  .68
             $0.75 - $1.00              35,660(v)                   .82
                                                                   1.59
             $.75 - $1.00              60,000(vi)
       _______________________________________________________________________

                 Total               3,416,120                     1.28
       =======================================================================

       (i) On January 1, 2006 the Company granted 100,000 cash-less warrants at an exercise price of $0.50 per share. The warrants vest at 1/12 per month, beginning January 1, 2006 and expire on January 1, 2009. The fair value of all the warrants granted was determined to be $31,880 using the Black Scholes option pricing model and assuming an expected life of 3 years, a risk free interest rate of 4.25% and expected volatility of 100%.

       (ii) Each whole share purchase warrant consists of the right to purchase one common share at an exercise price of $0.50 for the 24 month warrant exercise period.

       (iii) Each whole share purchase warrant consists of the right to purchase one common share at an exercise price of $0.50 during the first 12 months of the warrant exercise period, and at an exercise price of $0.75 during the final 6 months, of the exercise period.

       (iv) Each whole share purchase warrant consists of the right to purchase one common share at an exercise price of $0.50 during the first 12 months of the warrant exercise period, and at an exercise price of $1.00 during the final 6 months, of the warrant exercise period.

       (v) Each whole share purchase warrant consists of the right to purchase one common share at an exercise price of $0.75 during the first 12 months of the warrant exercise period, and at an exercise price of $1.00 during the final 6 months, of the warrant exercise period.

       (vi) Each whole share purchase warrant consists of the right to purchase one common share at an exercise price of $1.00 for the 24 month warrant exercise period.

11.    STOCK OPTION PLAN

       A summary of the status of the Company's Stock Option Plan as of June 30, 2006 is presented below:

       _________________________________________________________________________
                                                                Weighted-Average
                                                   Shares        Exercise Price
       _________________________________________________________________________

       Options outstanding, December 31, 2004     3,935,500          $ 0.70
       Options exercised during the year            (30,000)           0.50
       Options granted during the year              787,500            0.20
       Options cancelled during the year           (632,000)           0.29
       _________________________________________________________________________
       Options outstanding, December 31, 2005     4,061,000            0.67
       Options exercised during the period           (8,336)           0.20
       Options granted  during the period           200,000            0.50
       _________________________________________________________________________
       Options outstanding, June 30, 2006         4,252,664          $ 0.66
       =========================================================================


       _____________________________________________________________________________________________
                                           June 30, 2006
       _____________________________________________________________________________________________
       Options Outstanding                                                     Options Exercisable
       _____________________________________________________________________________________________
                                             Weighted
                                              Average      Weighted                         Weighted
           Range of                         Remaining       Average                          Average
           Exercise           Number      Contractual      Exercise             Number      Exercise
             Prices      Outstanding        Life (yr)         Price        Exercisable         Price
       _____________________________________________________________________________________________

       $0.01- $0.50        1,546,164             1.67         $0.35          1,546,164         $0.35
       $0.51- $1.00        2,706,500              .75          0.83          2,706,500          0.83
       _____________________________________________________________________________________________

                           4,252,664             1.09         $0.66          4,252,664         $0.66
       =============================================================================================


       STOCK OPTIONS 2005

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

       As calculated, the 762,500 options granted to directors and employees were valued at $96,200 and are being recorded as stock based compensation expense and a contribution to additional paid in capital over the vesting period. During the six month period ended June 30, 2006 $38,502 has been recorded. For the comparative six month period in 2005 the amount of $391,174,has been disclosed on a pro-forma basis in Note 2.

       As calculated, the 25,000 options granted to consultants were valued at $3,200 and are recorded as a consulting expense and a contribution to additional paid in capital over the vesting period. During the six month period ending June 30, 2006 $1,333 has been recorded.

       Total stock based consulting expense for the six month period ended June 30, 2005 was $37,714.

       STOCK OPTIONS 2006

       On May 15, 2006 the Company granted 200,000 common stock options to consultants valued at $47,570 and will be recorded as a consulting expense and a contribution to additional paid in capital over the three month vesting period, $23,785 of which has been recorded as of June 30, 2006.

       STOCK OPTION PLAN

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

12.    COMMITMENTS AND CONTINGENCY

       (a)     ANNUAL LEASES

       The Company is committed to current annual lease payments totaling $102,650 for premises under lease. The lease expires in 2009. Approximate minimum lease payments over the next four years are as follows:

       (1)     $ 18,007
       (2)       37,815
       (3)       40,084
       (4)        6,744
               ________
               $102,650

       (b)     NATIONAL RESEARCH COUNCIL OF CANADA ("NRC") COLLABORATION

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

       Over the term of the agreement, the Company is required to pay the NRC $252,643 (CDN $282,000) in cash. In addition to cash payments, the Company will contribute existing research and development valued at approximately $495,878 (CDN $553,500). Payments are due quarterly and the first installment of $8,242 (CDN $9,200) was paid in July 2004. All amounts payable for 2004 and 2005 have been paid, as well as the quarterly amounts due in March and June 2006. Future payments are as follows:

       ____________________________________________________________
                                   US $                       CDN $
       ____________________________________________________________

       2006                       43,000                     48,000
       ____________________________________________________________

       2007                       21,500                     24,000
       ____________________________________________________________

       The extent of any Intellectual Property that the Company will own is uncertain and difficult to predict, as such specific terms will be negotiated once the final Intellectual Property is developed. However, the agreement provides for a licensing arrangement to be negotiated, which will enable the Company to commercially exploit any developments from the project. The Company is currently negotiating the licensing agreement which should be finalized in the 3rd or 4th quarter of 2006.

       (c)     CONTINGENCY

       On May 10, 2006, the Company's prior chief operating officer (the "Plaintiff" initiated legal proceedings against the Company by filing a Writ of Summons and Statement of Claim in the Superior Court of British Columbia, civil action no. S-063043. The claim is for wrongful dismissal and the Plaintiff has claimed the following:

               (i)      an Order that the Company pay the Plaintiff $182,988,
               (ii) damages in an unspecified amount for wrongful dismissal, and
               (iii) an Order that the Company provide options to the Plaintiff in the following amounts and at the following prices: 100,000 shares at market price, 100,000 shares at $0.75 US per share, 120,000 shares at $0.20 US per share, and 250,000 shares at a price equal to that offered to other directors of the Company under the Company's Stock Option Plan,
               (iv)     plus costs and interest.

       This litigation is in its preliminary stages, and the Company cannot predict its outcome, as the litigation process is inherently uncertain. However, the Company believes that the allegations and claims in this litigation are largely without merit and that the Company has valid defenses, and intends to contest such allegations and claims and defend itself vigorously. As of June 30, 2006, the Company has made an accrual for this contingency.

13.    INCOME TAXES

       As at December 31, 2005 the Company has estimated tax loss carry forwards for tax purposes of approximately $2,514,000 which expire between 2006 and 2015. This amount may be applied against future federal taxable income. The Company evaluates the carrying value of the deferred tax assets relating to tax loss carry forwards and the valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income. As the criteria for recognizing deferred income tax assets has not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior periods.

14.    RELATED PARTY TRANSACTIONS

       During the six month period ended June 30, 2006, $77,500 (2005 - $49,600) was paid as remuneration to officers and directors of the Company. Of this amount, $26,950 (2005 - $48,000) is recorded as salaries and employee benefits expense and $50,550 (2005 - $79,377) is recorded as contract labor expense.

       Of the stock options granted on May 10, 2005 (see Note 11), 625,000 were granted to directors of the Company and as of June 30, 2006, all of these stock options have vested.

       All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

15.    CONCENTRATION RISK

       For the six month period ended June 30, 2006, one supplier located in China accounted for 27% of the Company's purchases of inventory and another supplier in the U.S.A. accounted for 73% of the Company's purchases of inventory.

       For the same period in 2005, three suppliers account for 100% of the Company's purchases of inventory. The largest supplier is located in China and supplies 97% of the Company's purchases, the other two are located in Canada and supply approximately 3%.

16.    GOVERNMENT GRANT

       The Company is eligible for certain non-refundable grants from Government of Canada under its Scientific Research and Development tax credit program ("SRED Program").

       During the second quarter of 2006 the Company recorded an additional grant receivable of $27,274.

       The above government grants, net of fees, have been recorded as a recovery of expenses in the six month period ended June 30, 2006.

17.    SUBSEQUENT EVENTS

       On July 4, 2006 the Company issued 250,000 shares of its common stock through a private placement of Units, at $0.40 per Unit, for total proceeds of $100,000. Each unit consists of one common share in the capital stock of the Company and one non-transferable common stock purchase warrant at an exercise price of $1.00 per warrant Share. The expiry date for the warrants is July 4, 2008.

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

OVERVIEW

Naturally Advanced Technologies sells top quality T-shirts, golf shirts, oxford shirts and hooded sweatshirts made from sustainable fabrics such as hemp, bamboo, organic cotton and soy. Our products are sold through our in-house sales team, its retail outlet and through independent eco-retail outlets throughout North America. We are transitioning to new designs, and as a result, suffered on our gross margin percentage as we start to liquidate at lower profit our older product designs. We have received the new product line late in the second quarter of 2006 and will have the new line ready to sell in the third quarter of 2006.

Our CRAILAR subsidiary continues research and development of its bast fiber enzymatic process. Testing will continue during 2006 at the Alberta Research Council's testing facilities. We plan to license this technology to textile manufacturers and to allow garment companies to brand garments as containing the CRAILAR yarn or thread in the fabric. We project that CRAILAR will generate revenue from its enzymatic process in late 2006 or early 2007.



RESULTS OF OPERATIONS

                         THREE MONTHS ENDED JUNE 30                 SIX MONTHS ENDED JUNE 30
                   ______________________________________     _____________________________________
                     2006            2005        % CHANGE       2006           2005        % CHANGE

SALES              $  99,883      $ 303,754       (67%)       $ 385,076      $ 482,317       (20%)
GROSS PROFIT       $  16,115      $  95,166       (83%)       $  86,269      $ 152,134       (43%)
NET LOSS           $(347,353)     $(188,858)      (84%)       $(672,242)     $(233,810)      (87%)
LOSS PER SHARE     $   (0.02)     $   (0.01)                  $   (0.04)     $   (0.02)



SIX-MONTH PERIOD ENDED JUNE 30, 2006 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2005

REVENUE AND GROSS MARGINS

Our net operational losses during the six-month period ended June 30, 2006 were ($672,242) compared to ($233,810) during the six-month period ended June 30, 2005 (an increase in loss of $438,432). During the six-month period ended June 30, 2006, we generated $385,076 in gross revenues compared to $482,317 in gross revenues for the six-month period ended June 30, 2005 (a decrease of $97,241). Sales have decreased because a delivery of our new apparel line was delayed. Cost of goods sold decreased during the six-month period ended June 30, 2006, to $298,807 from $330,183 for the same period in 2005 resulting in net sales or a gross margin of $86,269 for the six-month period ended June 30, 2006 compared to $152,134 for the same period in 2005. The decrease in sales was the primary reason for the decline in net revenues. Gross profit as a percentage fell to 22% of sales from 32% of sales because of our sales of old inventory at a lower than usual margin.

OPERATING EXPENSES

During the six-month period ended June 31, 2006, we recorded operating expenses of $787,373 compared to operating expenses of $385,944 during the six-month period ended June 30, 2005 (an increase of $401,429). The operating expenses for 2006 were reduced by $37,952 because of government grants received under the Government of Canada's Scientific Research and Experimental Development tax credit program ("R&ED Program") versus a reduction of $202,167 which was received under the SR& ED Program in 2005.

Operating expenses consisted of: (i) $155,686 (2005: $102,442) in salaries and employee benefits; (ii) $122,468 (2005: $66,523) in advertising and promotion;
(iv) $115,983 (2005: $133,415) in contract labor; (v) $81,095 (2005: $54,501) in legal and accounting; (vi) $87,076 (2005: $68,462) in office and general; (vii) $24,308 (2005: $22,271) in rent; (viii) $31,657 (2005: $31,885) in interest;
(ix)  $13,123  (2005:  $5,883) in  insurance;  (x) $100,387  (2005:  $51,834) in research and development; (xi) $8,318 (2005: $5,157) in depreciation; (xii) $8,559 (2005: $8,024) in consulting fees; and (xiii) $88,760 (2005: $37,714) in stock-based compensation. Our net loss from operations for the six-month period ended June 30, 2006 was ($701,104) or ($0.04) per share compared to a net loss of ($233,810) or ($0.02) per share for the six-month period ended June 30, 2005. For the six-month period ended June 30, 2006, the weighted average number of shares outstanding was 17,218,310 compared to 13,429,143 for the six month period ending June 30, 2005.

Advertising and promotion increased to $122,468 for the six month period ended June 30, 2006 from $66,523 for the same period in 2005 as we increased spending on our investor relations program.

Accounting and legal expenses increased to $81,095 from $54,501 compared to the same period in 2005 as a result of increased auditing fees and legal fees due to the increased level of regulation.

Stock based compensation increased to $88,760 from $37,714 as we adopted SFAS No. 123 (revised 2004) (SFAS No.123R), Share Based Payment, which addresses the accounting for stock based payments for employee services.

Research and development costs of $100,387 incurred in the period were related to the fees associated with the collaboration with the National Research Council of Canada, the Alberta Research Council and the cost to test fibers to further develop a patentable enzyme technology to improve the efficiency of hemp fiber processing which we expect will reduce the costs of hemp fiber, making it more cost competitive with cotton.

During the six month period ended June 30, 2006, we recorded a government grant receivable of $37,952, which reduced expenses by that amount compared with $202,167 for the same period in 2005.

NET INCOME

The net loss for the six-month period ending June 30, 2006 was $672,242 compared to a loss of $233,810 for the same period in 2005. Basic loss per share was $0.04 for the period ended June 30, 2006 compared to a basic loss of $0.02 per share for the same period in 2005. For the six-month period ended June 30, 2006, the weighted average number of shares outstanding was 17,218,310 compared to 13,429,143 at June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2006

As at June 30, 2006, our current assets were $1,591,449 and our current liabilities were $844,694 which resulted in working capital of $746,755. As at June 30, 2006, total assets were $1,611,987 consisting of: (i) $981,906 in cash;
(ii) $166,693 in accounts receivable; (iii) $319,921 in inventory; (iv) $122,929 in prepaid expenses and other; and (v) $20,538 in fixed assets.

As at June 30, 2006, liabilities were comprised of (i) $583,715 in accounts payable and accrued liabilities; (ii) $133,139 in amounts due related parties;
iii) $11,990 capital lease obligation; (iv) $19,819 short term loan; and (v) $400,000 in note payable; and (vi) $28,967 in long term debt.

Stockholders' Equity decreased from $639,089 at December 31, 2005 to $192,911 at June 30, 2006.

As of June 30, 2006 we had cash of $981,906 compared with $1,260,939 at December 31, 2005.

Cash flows used in operations for the six-month period ended June 30, 2006 consisted primarily of a net loss of ($672,242), with changes in working capital assets and liabilities of a decrease in accounts receivable of $33,835, an increase in government grant receivable of ($37,952), an increase in inventory of ($43,780), and an increase in accounts payable and accrued liabilities of $201,708. There was also an increase in amounts due to related parties of $102,690.

Cash flows provided by financing activities were $121,224 versus $97,524 during the same period in 2005. The increase in funds provided by financing activities in the period was largely caused by our receipt of $131,667 for the issuance of share capital (versus $40,000 in 2005).

The effect of exchange rates on cash resulted in a gain of $5,637 for the first six months of 2006, compared with a $6,406 gain in the same period of 2005. These gains and losses are the result of fluctuations in the Canadian dollar versus the US dollar.

PLAN OF OPERATION

The Company plans to continue research and development work through its subsidiary Crailar Fiber Technologies. Crailar Fiber Technologies continues development work with the NRC (National Research Council) and the ARC (Alberta Research Council) on bast fiber enzymatic processes to facilitate the commercialization of bast fibers for fabric, composite and potentially medical use.

The Company plans apparel sales through the trade name HT Naturals. HT Naturals has secured new procurement systems which will improve product quality and gross margin and implement a focused strategy for sales growth in three areas: corporate sales, private label sales and a seasonal retail line. The new products will be available for sale in the third quarter of 2006.

Crailar Fiber Technologies has raised $1,300,000 USD in 2005 to continue development of the Crailar fiber enzyme process. The collaboration with the National Research Council is continuing on schedule and we continue to be confident of the value of this research as confirmation of the commercial viability of the fiber process (CRAILAR(TM)) has been received from industry. The agreement with the National Research Council allows Naturally Advanced Technologies to assign the benefits of the agreement. The National Research Council has submitted the application for patents of the CRAILAR process, and Naturally Advanced Technologies Inc. will assign the agreement and patent rights to Crailar Fiber Technologies Inc.

HT Naturals plans to have sold all old product lines by the end of the third quarter of 2006 to make room for our new line of clothing called HT
Naturals(TM). HT Naturals is an "eco-fabric", which is crafted from a proprietary combination of fabric blends including hemp, organic cotton, bamboo, soy, recycled polyester, and other organic textiles. The bamboo component has the look of rayon, feels like silk and is softer than cotton on the body. The soy component is a by-product of soy food production, and is often termed as "vegetable cashmere". HT Naturals has entered into a partnership with an experienced procurement and design apparel company, The -S-Group, to ensure product quality and gross margins. HT Naturals will focus on three areas for sales growth. CORPORATE SALES-these T-shirts will be inventoried and are not seasonal. PRIVATE LABEL -these goods are entirely produced to order, totally eliminating inventory risk. SEASONAL RETAIL LINE-the seasonal retail line is designed in house and pre-sold to the retail customer base, after which it is then produced and delivered. The expected second quarter delivery of the new T-shirt production was delayed and will be delivered in the third quarter of 2006.

The sales team of HT Naturals will be lead by Ms. Stephanie Knight, an apparel sales veteran with more than 15 years success in growing apparel sales for different product lines. We have elected two new directors to the Board, Mr. Peter Moore and Mr. Miljenko Horvat. See "Part II. Item _. Other Information."

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

MATERIAL COMMITMENTS

A significant commitment for us is the principal amount of $400,000 due and owing pursuant to a secured and subordinated loan agreement with Celestine Asset Management ("CAM"). The term of the loan is from October 22, 2005 to April 22, 2007, and the interest rate is 12% per annum, calculated semi-annually, with payments due semi-annually. Of the principal, $100,000 is due on July 21, 2006 and $300,000 is due on April 22, 2007. As of August 8, 2006 the payment due on July 21, 2006 had not been paid. The Company plans to make the July 21, 2006 payment in August 2006. The security granted to CAM is pursuant to: (i) a fixed charge and a security interest in our existing accounts receivable insurance policy obtained through Export Development Canada and St. Paul Guarantee Insurance Company respecting losses sustained us; and (ii) a floating charge and a security interest in all of our assets, subject and subordinate to any borrowing by us with banks and lending institutions.

A significant commitment for us is the amount of $81,764 for 2006 and $20,548 for 2007 pursuant to a collaboration agreement with the National Research Council of Canada (the "NRC"), to develop a patentable enzyme technology for the processing of hemp fibres (the "Collaboration Agreement"). The Collaboration Agreement is for a period of three years and expires on May 9, 2007. Pursuant to the terms and conditions of the Collaboration Agreement, we are required to pay to NRC $102,312 in total for the remainder of 2006 and 2007. There are no payments currently due and owing as at May 15, 2006.

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

A significant commitment for us for fiscal 2006 is the amount of $100,000 advanced by a director to facilitate the production of the new apparel designs. The loan was advanced on May 5, 2006, has an interest rate of 12% per annum and matures September 30, 2006. The loan is secured by our assets.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Jerry Kroll, our Chief Executive Officer, and Guy Prevost, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as at June 30, 2006. Based on that evaluation, Mr. Kroll and Mr. Prevost concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the six-month period ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 10, 2006, Guy Carpenter, our prior chief operating officer and a director ("Carpenter"), initiated legal proceedings against us by filing a Writ of Summons and Statement of Claim in the Superior Court of British Columbia, civil action no. S-063043 (the "Complaint"). The Complaint generally alleges that: (i) we have breached an employment agreement between us and Carpenter and wrongfully terminated Carpenter's employment; and (ii) we are indebted to Carpenter for un-reimbursed business expenses incurred by Carpenter and for accrued and unpaid salary due and owing to Carpenter for a specified period of time.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six-month period ended June 30, 2006, we issued securities pursuant to contractual debts or financings as follows.

     (i) During the six-month period ended June 30, 2006, we engaged in a private placement offering under Regulation S of the Securities Act of 1933, as amended (the "1933 Securities Act"), which has been terminated. Pursuant to the terms of the private placement, we sold an aggregate of 60,000 units in our capital (the "Unit"), at a subscription price of $0.50 per Unit for aggregate proceeds of $30,000. Each Unit is comprised of one share of restricted common stock and one non-transferable share purchase warrant (the "Warrant"), entitling the holder thereof to purchase an additional share of common stock at $1.00 per share. The Warrant exercise period terminates January 31, 2008. The investors executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commission was paid.

     (ii) During December 2005, we negotiated a private placement of $100,000. During the six-month period ended June 30, 2006, we issued 400,000 shares of our common stock under Regulation S of the 1933 Securities Act. Pursuant to the terms of the private placement, we sold the 100,000 shares of our common stock at a subscription price of $0.50 per share. We issued the shares of restricted common stock to one non-U.S. resident investor. The investor executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions or and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commission was paid.

     (iii) During the six-month period ended June 30, 2006, we issued an aggregate of 8,336 shares of our common stock pursuant to the exercise of 8,336 stock options exercised at $0.20 per share for aggregate proceeds of $1,667.

     (iv) During the six-month period ended June 30, 2006, we issued an aggregate of 20,000 shares of our restricted common stock as stock based compensation valued at $9,200.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 11, 2006, an annual meeting of our shareholders (the "Meeting") was held for the following purposes: (i) to ratify and approve the prior actions, deeds and conduct of our Board of Directors; (ii) to approve and ratify the appointment of Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, as our independent public accountant and auditor, and authorize the Board of Directors to fix the auditors' remuneration; and (iii) to elect the following nominees to the Board of Directors: Jerry Kroll, Jason Finnis, Larisa Harrison, Robert Edmunds, Guy Prevost, and Kenneth C. Barker. We distributed an Information Circular dated May 20, 2006 and supporting documentation, including a proxy, to our shareholders.

Only shareholders of record at the close of business on May 25, 2006 (the "Record Date") were entitled to notice or and to vote the shares of common stock held by them on such date at the Meeting or any and all adjournments thereof. As of the Record Date, an aggregate 17,300,151shares of common stock were outstanding. There was no other class of voting securities outstanding at that date. Each share of common stock held by a shareholder entitled such shareholder to one vote on each matter that was voted at the Meeting. The presence, in person or by proxy, of the holders of a majority of the outstanding share of common stock was necessary to constitute a quorum at the Meeting. Assuming that a quorum was present, the affirmative vote of the holders of a majority of the shares of common stock outstanding was required to approve the matters presented for approval at the Meeting.

On July 11, 2006, the Meeting of shareholders was held with the resulting votes cast either in person or proxy as below:

1.   Approval and ratification of the acts of our Board of Directors.


     For                                                          8,731,688
     Against                                                              0
     Abstain                                                              0
     Broker non-vote                                                      0

2. Approval and ratification of the appointment of Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, as our independent public accountants.


     For                                                          8,731,688
     Against                                                              0
     Abstain                                                              0
     Broker non-vote                                                      0

3. Approval of the election of the members of our Board of Directors. Jerry Kroll, Jason Finnis, Larisa Harrison, Robert Edmunds, Guy Prevost, and Kenneth C. Barker were elected members to our Board of Directors to hold office until our next annual general meeting or until their successors are elected or appointed subject to the provisions of our constating documents.

                                  NUMBER OF SHARES
                           ________________________________
                             FOR                   WITHHELD
                           _________               ________

     Jerry Kroll           8,731,688                   0
     Jason Finnis          8,731,688                   0
     Larisa Harrison       8,731,688                   0
     Robert Edmunds
                           8,731,688                   0
     Guy Prevost           8,731,688                   0
     Kenneth Barker        8,731,688                   0

ITEM 5. OTHER INFORMATION.

APPOINTMENT OF TWO DIRECTORS TO BOARD OF DIRECTORS

On July 11, 2006, our Board of Directors, pursuant to written unanimous consent, appointed Peter Moore and Miljenko Horvat as members to our Board of Directors effective as of July 11, 2006.

Mr. Moore has been on our Advisory Board since October 2004. We believe Mr. Moore is generally considered one of the top branding and design experts in the industry. He has over twenty years of footwear and apparel experience, including design and development, involving Nike, Adidas and several other prominent brands and concepts in sportswear history. His roles have included creative director at Nike (Air Jordan, Nike Air). He was one of two individuals responsible for creation of the Air Jordan concept during the mid-1980's after which he subsequently left with a colleague to form Sports Inc. a sports marketing company in Portland, Oregon. Mr. Moore was also previously the chief executive officer adidas North America and worldwide creative director of adidas AG.

Mr. Horvat has over twenty years of experience in the investment banking and private investing industry. Mr. Horvat currently is the President of Horvat Capital Corp., a Vancouver-based investment firm. Mr Horvat's duties include sourcing and managing leverage buyout transactions throughout Canada on behalf of The Riverside Company, a private equity firm that has over $1.5 billion under management involving investments in industry segment-leading companies with enterprise values between $15,000,000 and $150,000,000. Previously, Mr. Horvat was the president and chief executive officer of NewspaperDirect, Inc., a corporation based in New York and Vancouver, Canada, which is an Internet based, print on demand distributor of daily newspapers. While at NewspaperDirect, Inc., Mr. Horvat was responsible for raising a total of $12,500,000 in funding, establishing relationships with 185 publishers of daily newspapers around the world, expanding market presence to 65 countries, implementing a radical restructuring in response to market conditions during 2001, and growing revenues of 450% in twelve months resulting in sales for fiscal year 2003 of $1,500,000. Mr. Horvat's prior experience also includes employment at Citicorp as managing director, Russia Direct Equity, and at Citibank, Russia, where he led the creation of Citibank's full service commercial banking operations in Russia. Mr. Horvat is also a member of the Advisory Board of the Maurice Young Center for
Entrepreneurship. He earned an M.A. in International Relations at Yale University and a B.A. in Political Science from Zagreb University.

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

         Report on Form 8-K Item 5.02 filed with the Securities and Exchange Commission on February 8, 2006.

         Report on Form 6-K filed with the Securities and Exchange Commission on February 9, 2006.

         Report on Form 8-K Item 2.02 filed with the Securities and Exchange Commission on April 3, 2006.

         Report on Form 8-K Item 5.03 filed with the Securities and Exchange Commission on April 11, 2006.

         Report on Form 8-K Item 8.01 filed with the Securities and Exchange Commission on May 31, 2006.

         Report on Form 8-K Item 8.01 filed with the Securities and Exchange Commission on July 18, 2006.

         Report on Form 8-K Item 5.02 filed with the Securities and Exchange Commission on July 18, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             NATURALLY ADVANCED TECHNOLOGIES INC.



Date: August 14, 2006        By: /s/ JASON FINNIS
                                 ___________________________
                                     Jason Finnis
                                     President, Director


Date: August 14, 2006        By: /s/ JERRY KROLL
                                 ___________________________
                                     Jerry Kroll
                                     CEO, Chairman, Director


Date: August 14, 2006        By: /s/ Guy Prevost
                                 ___________________________
                                     Guy Prevost
                                     CFO

EXHIBIT INDEX


31.1  Certificate pursuant to Rule 13a-14(a).

31.2  Certification pursuant to Rule 13a-14(a).

32.1  Certificate pursuant to 18 U.S.C. Subsection 1350.

32.2  Certificate pursuant to 18 U.S.C. Subsection 1350.