Form 10QSB
period 2006-09-30
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2006-11-14
CIK 1210294

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2006


( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: 0-50367


                      NATURALLY ADVANCED TECHNOLOGIES, INC.
                 ______________________________________________
                 (Name of small business issuer in its charter)


            BRITISH COLUMBIA, CANADA                         98-0359306
 _____________________________________________   _______________________________
 (State or other jurisdiction of incorporation   (I.R.S. Employer Identification
                or organization)                              No.)


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

Yes   X     No
    _____      _____

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No   X
    _____      _____

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

N/A

Check whether the Registrant filed all documents required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court

N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                  Outstanding as of November 10, 2006

Common Stock, no par value             22,750,151


Transitional Small Business Disclosure Format (check one):

Yes         No   X
    _____      _____

                      NATURALLY ADVANCED TECHNOLOGIES INC.

                                TABLE OF CONTENTS


PART I--FINANCIAL INFORMATION                                                4
   ITEM 1. FINANCIAL STATEMENTS                                              4
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
   ITEM 3. CONTROLS AND PROCEDURES                                          21
PART II--OTHER INFORMATION                                                  21
   ITEM 1. LEGAL PROCEEDINGS                                                21
   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                        21
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                  23
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              23
   ITEM 5. OTHER INFORMATION                                                24
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 26
      SIGNATURES                                                            27
      EXHIBIT INDEX                                                         28
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


September 30, 2006
(unaudited)




INDEX



Consolidated Balance Sheets

Interim Consolidated  Statements of Operations

Interim Consolidated Statements of Cash Flows

Notes to Interim Consolidated Financial Statements


NATURALLY ADVANCED TECHNOLOGIES, INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
Consolidated Balance Sheets
(In US Dollars)

___________________________________________________________________________________________________________________
                                                                           September 30,           December 31,
                                                                                2006                   2005
___________________________________________________________________________________________________________________
                                                                            (unaudited)
ASSETS

CURRENT
     Cash and cash equivalents                                           $        737,186       $      1,260,939
     Accounts receivable                                                          355,915                162,576
     Inventory                                                                    236,102                276,141
     Prepaid expenses and other                                                    73,403                 75,128
___________________________________________________________________________________________________________________
                                                                                1,402,606              1,774,784

PROPERTY AND EQUIPMENT (Note 8)                                                     7,715                 18,288

INTANGIBLE ASSETS (NOTE 9)                                                         19,380                      -
___________________________________________________________________________________________________________________

                                                                         $      1,429,701       $      1,793,072
===================================================================================================================


LIABILITIES

CURRENT
     Accounts payable and accrued liabilities                            $        507,992       $        382,007
     Due to related parties (Note 7)                                              126,817                 30,449
     Capital lease obligation, current portion                                      8,083                  1,499
     Note payable (Note 5)                                                        100,000                100,000
     Short term loan (Note 6)                                                      12,453                 29,467
___________________________________________________________________________________________________________________
                                                                                  755,345                543,422

NOTE PAYABLE (NOTE 5)                                                             300,000                300,000
LONG TERM DEBT (NOTE 10)                                                           29,189                 27,801
CAPITAL LEASE OBLIGATION                                                            1,340                 12,452
___________________________________________________________________________________________________________________
                                                                                1,085,874                883,675

MINORITY INTEREST (NOTE 4)                                                              -                270,308

COMMITMENTS (NOTE 12)

STOCKHOLDERS' EQUITY

CAPITAL STOCK (NOTE 11)
     Authorized: 100,000,000 common shares without par value
     Issued and outstanding :     22,750,151 common shares
                                  (December 31, 2005 - 16,811,815)              3,782,995              2,242,128

ADDITIONAL PAID-IN CAPITAL                                                        218,520              1,062,391

ACCUMULATED OTHER COMPREHENSIVE INCOME                                             13,576                 12,259

DEFICIT                                                                        (3,671,264)            (2,677,689)
___________________________________________________________________________________________________________________

                                                                                  343,827                639,089
___________________________________________________________________________________________________________________

                                                                         $      1,429,701       $      1,793,072
===================================================================================================================



   The accompanying notes are an intergral part of these interim consolidated financial statements.


NATURALLY ADVANCED TECHNOLOGIES, INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
Interim Consolidated Statements of Operations
(In US Dollars)
(unaudited)

____________________________________________________________________________________________________________________________

                                                            Three months ended                     Nine months ended
                                                               September 30,                          September 30,
                                                          2006               2005                2006               2005
____________________________________________________________________________________________________________________________

SALES                                                     $405,223          $ 323,939      $      790,300     $      806,256

COST OF SALES                                              236,775            255,619             535,582            585,802
____________________________________________________________________________________________________________________________

GROSS PROFIT                                               168,448             68,320             254,718            220,454
____________________________________________________________________________________________________________________________

EXPENSES
      Advertising and promotion                             52,436             57,776             174,903            126,506
      Consulting fees                                       11,241             25,590              19,787             33,614
      Consulting fees - stock-based compensation            40,034              7,041              81,092             44,755
      Contract labour                                       65,760             56,382             181,743            189,797
      Contract labour - stock based compensation                               15,000                   -             15,000
      Amortization & Depreciation                            5,478              3,597              13,796              8,754
      Insurance                                              5,577              3,273              18,700              9,157
      Interest                                              23,005             27,665              54,663             59,444
      Legal and accounting                                  38,582             13,459             119,770             69,684
      Office and general                                    37,634             21,728             124,644             86,202
      Rent                                                  13,075             11,547              37,384             33,818
      Research and development                              52,799             26,987             153,172             78,982
      Salaries & benefits                                   82,740             77,605             238,426            180,048
      Salaries & benefits - stock based compensation        12,004                  -              59,706                  -
      Government grant, net of fees (Note 13)                    -              1,067             (37,952)          (201,100)
      Gain on settlement of debt                           (36,066)                 -             (48,161)                 -
____________________________________________________________________________________________________________________________

                                                           404,299            348,717           1,191,673            734,661
____________________________________________________________________________________________________________________________
LOSS FROM OPERATIONS                                      (235,851)          (280,397)           (936,955)          (514,207)

Minority Interest (Note 4)                                  11,860             39,827              40,722             39,827
____________________________________________________________________________________________________________________________

NET LOSS FOR THE PERIOD                                  ($223,991)         ($240,570)          ($896,233)         ($474,380)
=============================================================================================================================

Loss per share basic and diluted                            ($0.01)            ($0.02)             ($0.05)            ($0.03)
=============================================================================================================================

Weighted average number of common shares outstanding    19,180,572         13,807,809          17,895,425         13,648,110
=============================================================================================================================



 The accompanying notes are an intergral part of these interim consolidated financial statements.


NATURALLY ADVANCED TECHNOLOGIES, INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
Consolidated Statements of Cash Flows
In US Dollars
(unaudited)

__________________________________________________________________________________________________________
                                                                          Nine months ended September 30,
                                                                                2006                2005
__________________________________________________________________________________________________________

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss for the period                                                 $ (896,233)    $      (474,380)
  Adjustments to reconcile net loss to net cash from operating activities
   Depreciation & amortization                                                13,796               8,754
   Gain on settlement of debt
   Stock based compensation                                                  140,798              59,755
   Minority Interest                                                         (40,722)            (39,827)
   Deferred financing costs                                                        -              10,815
CHANGES IN WORKING CAPITAL ASSETS AND LIABILITIES
  Decrease (increase) in accounts receivable                                (155,387)             83,314
  Decrease (increase) in government grant receivable                         (37,952)                  -
  Decrease (increase) in inventory                                            40,039              44,530
  Decrease (increase) in prepaid expenses                                      1,725              19,910
  (Decrease) increase in accounts payable and accrued liabilities            125,985               4,827
 (Decrease) Increase in due to related parties                                96,368                   -
__________________________________________________________________________________________________________

  Net cash flows used in operating activities                               (711,583)           (282,302)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES

  Purchase of property and equipment                                          (3,223)             (5,355)
  Acquisition of trademarks                                                  (19,380)                  -
__________________________________________________________________________________________________________

Net cash flows used in investing activities                                  (22,603)             (5,355)
__________________________________________________________________________________________________________

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Issuance of capital stock for cash                                         231,667             145,000
  Stock Subscriptions received                                                     -             400,000
  Proceeds from sale of Crailar shares                                             -           1,300,000
  Bank loan (repayment) proceeds                                                   -            (100,545)
  Related parties advances (payments)                                              -             145,568
  Long term debt                                                               1,388                   -
  Short term debt                                                            (17,014)             21,202
  Capital lease obligation                                                    (4,528)             (2,764)
__________________________________________________________________________________________________________

Net cash flows from financing activities                                     211,513           1,908,461
__________________________________________________________________________________________________________

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                  (1,080)              5,235
__________________________________________________________________________________________________________

CHANGE IN CASH                                                              (523,753)          1,626,039

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             1,260,939              13,632
__________________________________________________________________________________________________________

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  737,186    $      1,639,671
==========================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                               $   31,300    $         38,582
     Cash paid for income taxes                                           $        -    $              -
     Capital stock issued in settlement of accounts payable               $        -    $          9,330
     Capital stock issued in settlement of related party debt             $        -    $         78,810
     Capital stock issued as compensation                                 $    9,200    $              -



The accompanying notes are an intergral part of these interim consolidated financial statements.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)


1.     NATURE OF OPERATIONS AND BASIS OF PRESENTATION

       Naturally Advanced Technologies Inc. was incorporated in the Province of British Columbia, Canada, on October 6, 1998, and is in the business of manufacturing and sales of clothing made from natural, sustainable fibres. The Company changed its name from Hemptown Clothing Inc. on March 21, 2006.

       GOING CONCERN

       The Company's unaudited interim consolidated financial statements are prepared using generally accepted accounting principles ("GAAP") in the United States of America applicable to a going concern, which contemplates the realization of assets and payment of liabilities in the normal course of business. The Company has incurred losses since inception of $3,671,264, and further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

       During 2005 and 2006 the Company raised $1,080,550 in capital for working capital requirements; and $1,300,000 for continuing development of the Crailar enzyme process. The Company plans to raise additional monies through the sale of shares for working capital and further development of the Crailar enzymatic process. However, there can be no assurance that capital will continue to be available as necessary to meet the Company's ongoing working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company.

       UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

       The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)


       States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form.

       10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)


2.     SIGNIFICANT ACCOUNTING POLICIES

       a) Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Hemptown USA, Inc., a Nevada incorporated company; 0697872 B.C. Ltd., a British Columbia incorporated company with extra-provincial registration; and its 100% ownership in Crailar Fiber Technologies Inc., a British Columbia incorporated company with extra-provincial registration. 0697872 B.C. Ltd. was incorporated to hold ownership of a proposed fibre processing plant in Saskatchewan. Hemptown USA, Inc. was incorporated in order to enable the Company to factor its U.S. sales invoices as required by Spectrum Financial Corporation ("Spectrum") (see Note 6). Hemptown USA Inc. and 0697872 B.C. Ltd. were incorporated by the Company during 2004. Crailar Fiber Technologies Inc was incorporated during 2005 and a 25% interest was subsequently sold during the year ended December 31, 2005 and repurchased August 21, 2006 (Refer to Note 4). All significant inter-company transactions and account balances have been eliminated upon consolidation

       b) Use of Estimates

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

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)


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


       f) Intangible Assets

          Intangible assets are stated at cost and are amortized as follows:

          Trademarks                           5 YEAR STRAIGHT- LINE


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

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)


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

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)


          123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company's fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123. The Company recorded incremental stock-based compensation expense of $59,706 during the first nine months of 2006, as a result of the adoption of SFAS No. 123R. In accordance with SFAS No. 123R, beginning in the first quarter of 2006 the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the condensed consolidated statement of cash flows. As of September 30, 2006, there was $132,043 in unrecognized compensation stock based employee cost related to unvested stock options and restricted stock units.

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

          The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the nine month period ended September 30, 2005:

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)



                                                                Nine month period ended
                                                               September 30, 2005
                                                               ---------------------------

          Net loss                               As reported                   $(474,380)
          SFAS 123 compensation expense          Pro-forma                      (525,760)
                                                               ---------------------------

          Net loss                               Pro-forma                   $(1,000,140)
                                                               ===========================

          Pro-forma basic net loss per share     Pro-forma                      $  (0.07)
                                                               ===========================

       k) Earnings (Loss) Per Share

          Basic and diluted earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "Earnings Per Share". Common stock equivalents from stock options and warrants were excluded from the calculation of net loss per share for September 30, 2006, and 2005 as their effect is anti-dilutive.

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

          CREDIT RISK. Credit risk is managed by dealing with customers whose credit standing meet internally approved policies, and by ongoing monitoring of credit risk. As at September 30, 2006 the Company does not have significant exposure to any one customer.

          INTEREST RATE RISK. All term debt has fixed interest rates and no significant exposure to interest rate fluctuation risk

       n) Research and Development

          Research and development costs are charged to expenses as incurred. Development costs of technology to be sold, leased or otherwise

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)


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


          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)


          about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

          In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans
          - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations

          In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial position and results of operations.

3.     FINANCIAL INSTRUMENTS

       The Company's financial instruments consist of cash and cash equivalents, accounts receivable, loans payable, note payable, accounts payable and accrued liabilities, capital lease obligation and due to related parties.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)


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

4.     CRAILAR FIBER TECHNOLOGIES INC. - ACQUISITION OF MINORITY INTEREST

       Crailar Fiber Technologies Inc.("Crailar") was incorporated on April 5, 2005 as a wholly-owned subsidiary. It was incorporated for the purpose of developing the Company's bast fiber technology.

       During the year ended December 31, 2005, Crailar issued 1,300,000 shares from its treasury at $1.00 per share to new investors for total proceeds of $1,300,000, representing a 25% minority interest in Crailar. The Company recognized $975,469 of additional paid in capital resulting from this sale.

       On August 21, 2006, pursuant to the terms of a Share Exchange Agreement, the Company re-purchased this 25% minority interest of Crailar in exchange for issuing 5,200,000 units of the Company at $0.25 per unit, for total consideration of $1,300,000. (See Note 11)

       This reacquisition has been accounted for as a capital transaction and accordingly, the excess of the purchase price over the book value of the net assets of Crailar has been charged to additional paid in capital and deficit as follows:

                                                              25% Minority
                                                                Interest
                                                           -------------------
                                                                   $
                Book value of Crailar net assets                     227,189
                Less purchase price                               (1,300,000)
                                                           -------------------
                Excess purchase price                              1,072,811
                Charge to additional paid in capital                (975,469)
                Charge to deficit                                    (97,342)
                                                           -------------------

                                                                         -
                                                           ===================

       On August 21, 2006, pursuant to the terms of a Share Exchange Agreement, the Company re-purchased the 25% minority interest of Crailar in exchange for issuing 5,200,000 units of the Company at $0.25 per. (See Note 11)

5.     NOTE PAYABLE

       Celestine Asset Management Loan

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)


       On April 21, 2004, the Company received $400,000 by way of a secured and subordinated loan agreement from Celestine Asset Management ("Celestine"). The term of the loan was from April 21, 2004 to October 21, 2005, and the interest rate thereunder was 10% per annum, calculated semi-annually, with interest payments due semi-annually.

       The security granted is by way of a fixed charge and a security interest in the Company's existing accounts receivable insurance policy through Export Development Canada and Coface Insurance Company respecting losses sustained by the Company, and a floating charge and a security interest in all assets of the Company, subject and subordinate, to any borrowing by the Company with banks and lending institutions.

       A fee of $20,000 was paid in connection with arranging the funding of the loan.

       As of October 22, 2005, Celestine renewed the loan until April 22, 2007 at 12% per annum, calculated semi-annually, with interest payments due semi-annually. The loan is due as follows: (a) $100,000 on July 21, 2006; and (b) $300,000 on April 22, 2007. The Company made the July 21, 2006 payment on November 9, 2006. Security remains the same as during the previous term of the loan. There was no fee paid for arranging the renewal of the loan. Included in accounts payable at September 30, 2006 is an accrual for interest of $8,022 in regards to this loan.

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

       Minimum factoring commissions payable under this agreement will be $12,000 over each consecutive twelve-month period, payable at the rate of $1,000 per month.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)


       The Company has granted a subordinated security interest to Spectrum over all accounts receivable, all bank deposits and any tax refunds subject to the priority claims of the note payable to Celestine.

       As at September 30, 2006 the Company is indebted to Spectrum in the amount of $12,428 inclusive of advances and accrued interest.

7.     DUE TO RELATED PARTIES

       On May 5, 2006, the Company received a short-term working capital loan of $100,000 from a director which was originally due and payable on September 30, 2006. The interest rate is 12% per annum and the loan is secured by a subordinated charge on the assets of the Company. On October 1, 2006 the director agreed to extend the short-term loan under the same terms to January 15, 2007. The interest accrued under the initial loan was paid on October 25, 2006.

       As of September 30, 2006 directors and officers were owed a total of $26,817 (December 31 2005 - $30,449). A former director was owed $67,908
       (December 31, 2005 - $45,243), which has been recorded in accounts payable. All other amounts due to related parties have no specific terms of repayment, are unsecured, and are non-interest bearing.

8.     PROPERTY AND EQUIPMENT


                                                Cost         Accumulated      Net Book Value       Net Book Value
                                                                              September 30,      December 31, 2005
                                                             Depreciation          2006
-------------------------------------------------------------------------------------------------------------------
 Computer equipment                         $      7,532     $      5,616     $       1,916        $      2,394
 Equipment                                         3,603            3,260               343                 824
 Furniture and fixtures                            7,438            3,334             4,104               4,432
 Leasehold improvements                            7,999            6,648             1,351               2,282
 Website                                           8,878            8,878                 -               1,138
 Computer equipment under capital lease           16,613           16,613                 -               5,081
 Telephone equipment under capital lease           6,001            6,000                 1                 995
-------------------------------------------------------------------------------------------------------------------
                                            $     58,064     $     50,349     $       7,715        $     17,146
===================================================================================================================

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)


9.     INTANGIBLE ASSETS

                          Gross carrying amount     Accumulated         Total
                                                    amortization

       Trademarks           $  20,481                 $  1,101       $  19,380


       The aggregate amortization expense for the three and nine months ended September 30, 2006 was $406 and $976

10.    PEMD PAYABLE

       The Company has been advanced funds in the amount of $28,841 (CDN $32,360) from the Canadian Department of Foreign Affairs and International Trade under its Program for Export Market Development ("PEMD") to be used to promote the sales of Canadian goods into foreign markets. The agreement was signed on January 7, 2004 and there is no interest charged on the outstanding amount. The loan is to be paid back each year at 4% of incremental foreign sales over the base year amount by December of the following year. The base year amount was approximately $504,280 (CDN $589,000). There is no amount payable for the year 2005. If at the end of year five the loan is not paid back, then the outstanding balance of the loan will be forgiven by PEMD.

11.    CAPITAL STOCK

       During the nine month period ended September 30, 2006 the Company issued 5,938,336 shares of common stock as follows:

       On August 31, 2006, 5,200,000 units of the Company were issued to re-purchase the 25% minority interest of Crailar Fiber Technologies Inc. (see Note 4). The units consist of one common share and one common stock purchase warrant exercisable at (a) $0.50 per warrant until September 15, 2006; and (b) $1.00 per warrant between September 16, 2006 and March 15, 2007, their expiry date.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)


       On July 4, 2006, 250,000 shares of common stock of the Company were issued through a private placement of Units, at $0.40 per Unit, for total proceeds of $100,000. Each unit consists of one common share in the capital stock of the Company and one non-transferable common stock purchase warrant at an exercise price of $1.00 per Warrant Share. The expiry date for the warrants is July 4, 2008.

       On January 31, 2006, 50,000 shares of common stock of the Company were issued through a private placement of Units, at $0.50 per Unit, for total proceeds of $25,000. Each unit consists of one common share in the capital stock of the Company and one non-transferable common stock purchase warrant at an exercise price of $1.00 per Warrant Share. The expiry date for the warrants is January 31, 2008.

       During December 2005 the Company negotiated a private placement of $100,000 for 400,000 shares of common stock, the proceeds of which were received in January 2006.

       On January 31, 2006 10,000 shares of common stock of the Company were issued through a private placement of Units, at $0.50 per Unit, for total proceeds of $5,000. Each unit consists of one common share in the capital stock of the Company and one non-transferable common stock purchase warrant at an exercise price of $1.00 per warrant share. The expiry date for the warrants is January 31, 2008.

       On January 20, 2006 an employee exercised 8,336 options at $0.20 per share pursuant to the Stock Option Plan dated May 10, 2005 for proceeds of $1,667.

       Issued 20,000 shares as stock based compensation of $9,200 on January 15, 2006.

       Share purchase warrants outstanding at September 30, 2006 are:

       Range of Exercise Prices  Number of Share Purchase    Weighted Average
                                         Warrants          Remaining Contractual
                                                                Life (yr)
       -------------------------------------------------------------------------
             $0.50 - $0.75              100,000(i)                2.25
             $0.50 - $0.75             2,700,000(ii)              1.14
             $0.50 - $0.75             248,000(iii)                .66
             $0.50 - $1.00              29,090(iv)                 .72
             $.75 - $1.00               310,000(v)                2.50
             $.50 - $1.00              5,200,000(vi)               .45

       -------------------------------------------------------------------------
                 Total                   8,587,090                1.28
       =========================================================================

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)


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

       (iii) Each whole share purchase warrant consists of the right to purchase one common share at an exercise price of $0.50 during the first 12 months of the warrant exercise period, and at an exercise price of $1.00 during the final 6 months of the warrant exercise period.

       (iv) Each whole share purchase warrant consists of the right to purchase one common share at an exercise price of $0.75 during the first 12 months of the warrant exercise period, and at an exercise price of $1.00 during the final 6 months of the warrant exercise period.

       (v) Each whole share purchase warrant consists of the right to purchase one common share at an exercise price of $1.00 for the 24 month warrant exercise period.

       (vi) Each whole share purchase warrant consists of the right to purchase one common share at an exercise price of $1.00 until March 15, 2007.

12.    STOCK OPTION PLAN

       A summary of the status of the Company's Stock Option Plan as of September 30, 2006 is presented below:

       ------------------------------------------- ------------ ----------------
                                                       Shares   Weighted-Average
                                                                 Exercise Price
       ------------------------------------------- ------------ ----------------
       Options outstanding, December 31, 2004       3,935,500          $  0.70
       Options exercised during the year              (30,000)            0.50
       Options granted during the year                787,500             0.20
       Options cancelled during the year             (632,000)            0.29
       ------------------------------------------- ------------ --------- ------
       Options outstanding, December 31, 2005       4,061,000             0.67
       Options exercised during the period             (8,336)            0.20
       Options granted  during the period           1,675,000             0.33
       ------------------------------------------- ------------ --------- ------
       Options cancelled during the period           (375,000)            0.67
       =========================================== ============ ========= ======
       Options outstanding, September 30, 2006      5,352,664          $  0.57
       =========================================== ============ ========= ======

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)


       --------------------------------------------------------------------------------------------------
                                          September 30, 2006
       --------------------------------------------------------------------------------------------------
                       Options Outstanding                            Options Exercisable
       ---------------------------------------------------------------------- ---------------------------
                                              Weighted
                                               Average       Weighted                          Weighted
           Range of                          Remaining        Average                           Average
           Exercise            Number      Contractual       Exercise          Number          Exercise
             Prices       Outstanding        Life (yr)          Price     Exercisable             Price
       ----------------- ----------------- ---------------- -------------- --------------- --------------

       $0.01- $0.50         2,896,164             2.05          $0.34       1,389,915             $0.35
       $0.51- $1.00         2,456,500              .47          $0.83       2,456,500              0.83
       ----------------- ----------------- ---------------- -------------- --------------- --------------

                            5,352,664             1.09          $0.66       3,846,415             $0.66
       ================= ================= ================ ============== =============== ==============

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)


       STOCK OPTIONS  2005

       On May 10, 2005, the Company granted 787,500 stock options at an exercise price of $0.20 per share, under the Company's July 2004 Stock Option Plan. The options vest at 1/12 per month beginning June 10, 2005 and expire on May 10, 2008. Of the total number of options granted, 25,000 were granted to consultants and 762,500 were granted to directors and employees and were registered under an S-8 Registration Statement. The 25,000 options granted to consultants have not been registered under an S-8 Registration Statement and will be subject to all applicable restrictions. The fair value of all of the options granted was determined to be $99,400 by using the Black-Scholes option pricing model assuming an expected life of 3 years, a risk-free interest rate of 3% and an expected volatility of 100%.

       As calculated, the 762,500 options granted to directors and employees were valued at $96,200 and are being recorded as stock based compensation expense and a contribution to additional paid in capital over the vesting period. During the nine month period ended September 30, 2006, $38,502 has been recorded.

       As calculated, the 25,000 options granted to consultants were valued at $3,200 and are recorded as consulting expense and a contribution to additional paid in capital over the vesting period. During the nine month period ending September 30, 2006 $1,333 has been recorded.

       STOCK OPTIONS 2006

       On September 4, 2006, the Company granted 250,000 common stock options to consultants valued at $39,441 which will be recorded as a consulting expense and a contribution to additional paid in capital over the six month vesting period, none of which had vested as of September 30, 2006. The fair value of the options granted was determined by using the Black-Scholes option pricing model assuming an expected life of 3 years, a risk-free interest rate of 4.76% and an expected volatility of 100%.

       On August 23, 2006, the Company granted 725,000 stock options at an exercise price of $0.31 per share, under the Company's July 2004 Stock Option Plan to employees and directors. The options vest at 1/12 per month beginning September 23, 2006 and expire on August 23, 2009. The options were registered under an S-8 Registration Statement and are recorded as stock based compensation expense and a contribution to additional paid in capital over the vesting period. The fair value of the options granted was determined to be $144,047 by using the Black-Scholes option pricing model assuming an expected life of 3 years, a risk-free interest rate of 4.85% and an expected volatility of 100%. During the nine month period ended September 30, 2006 $12,004 has been recorded. For the comparative nine month period in 2005 the amount has been disclosed on a pro-forma basis in Note 2. For the comparative nine month period in 2005, the amount of $525,760 has been disclosed on a pro-forma basis in
       Note 2.

       On August 15, 2006, the Company granted 500,000 common stock options to a contract employee valued at $99,343 which will be recorded as a consulting expense and a contribution to additional paid in capital over the twelve month vesting period, $8,279 of which has been recorded as of September 30, 2006. The fair value of the options granted was determined by using the Black-Scholes option pricing model assuming an expected life

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)


       of 3 years, a risk-free interest rate of 4.85% and an expected volatility of 100%.

       On May 15, 2006, the Company granted 200,000 common stock options to consultants valued at $47,570 which will be recorded as a consulting expense and a contribution to additional paid in capital over the three month vesting period, $47,570 of which has been recorded as of September 30, 2006. The fair value of the options granted was determined by using the Black-Scholes option pricing model assuming an expected life of 3 years, a risk-free interest rate of 4.25% and an expected volatility of 100%.

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

13.    COMMITMENTS AND CONTINGENCY

       (A) ANNUAL LEASES

       The Company is committed to current annual lease payments totaling $85,680 for premises under lease. The lease expires in 2009. Approximate minimum lease payments over the next four years are as follows:

                               2006    $  8,238
                               2007      34,598
                               2008      36,674
                               2009       6,170
                               ----------------
                               TOTAL    $85,680
                               ----------------

       (B) NATIONAL RESEARCH COUNCIL OF CANADA ("NRC") COLLABORATION

       In May 2004, the Company entered into a joint collaboration agreement with the NRC to develop a patentable enzyme technology for the processing of hemp fibres. The agreement is for three years and expires on May 9, 2007. The National Research Council of Canada is to be paid as it conducts work on the joint collaboration. As the NRC completes research and development work, the monies become due. Further, because the amounts committed only become due as work is completed, these amounts are accrued in accordance with the schedule as disclosed below. There are no further costs or other off-balance sheet liabilities associated with the NRC agreement.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)


       Over the term of the agreement, the Company is required to pay the NRC $251,337 (CDN $282,000) in cash. In addition to cash payments, the Company will contribute existing research and development valued at approximately $493,316 (CDN $553,500). Payments are due quarterly and the first installment of $8,197 (CDN $9,200) was paid in July 2004. All amounts payable for 2004 and 2005 have been paid, as well as the quarterly amounts due in March and June 2006. Future payments are as follows:

       -------------------------- -------------------------- -------------------
                                  US $                       CDN $
       -------------------------- -------------------------- -------------------
       2006                       21,390                     24,000
       -------------------------- -------------------------- -------------------
       2007                       21,390                     24,000
       -------------------------- -------------------------- -------------------

       The extent of any Intellectual Property that the Company will own is uncertain and difficult to predict, as such, specific terms will be negotiated once the final Intellectual Property is developed. However, the agreement provides for a licensing arrangement to be negotiated, which will enable the Company to commercially exploit any developments from the project. On November 1, 2006, the Company entered into a technology license agreement with the National Research Council of Canada ("NRC"). The license agreement allows the Company a worldwide license to use and sublicense the NRC technology called CRAILAR. The Company will pay an initial $25,000 fee and an ongoing royalty percentage on sales of 3% to the NRC with a minimum annual payment set at $15,000 per year.


       (C ) CEO AGREEMENT

       On August 15, 2006 the Company signed an agreement with Mr. Ken Barker for services as the Company's Chief Executive Officer. Mr. Barker will receive $12,500 a month for the period of one year and 500,000 options if certain conditions are met. The contract can be cancelled by either party with 30 days notice.

       (D) CONTINGENCY

       On May 10, 2006, the Company's prior chief operating officer (the "Plaintiff") initiated legal proceedings against the Company by filing a Writ of Summons and Statement of Claim in the Superior Court of British Columbia, civil action no. S-063043. The claim is for wrongful dismissal and the Plaintiff has claimed the following:

       (vii)  an  Order  that  the  Company  pay  the  Plaintiff  $163,090  (CDN
              $182,988)
       (viii) damages in an unspecified amount for wrongful dismissal, and
       (ix) an Order that the Company provide options to the Plaintiff in the following amounts and at the following prices: 100,000 shares at market price, 100,000 shares at $0.75 US per share, 120,000 shares at $0.20 US per share, and 250,000 shares at a price equal to that offered to other directors of the Company under the Company's Stock Option Plan,
       (x)    plus costs and interest.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)


       This litigation is in its preliminary stages, and the Company cannot predict its outcome, as the litigation process is inherently uncertain. However, the Company has filed a defense and believes that the allegations and claims in this litigation are largely without merit and that the Company has valid defenses, and intends to contest such allegations and claims and defend itself vigorously.

14.    INCOME TAXES

       As at December 31, 2005, the Company has estimated tax loss carry forwards for tax purposes of approximately $2,514,000, which expire between 2006 and 2015. This amount may be applied against future federal taxable income. The Company evaluates the carrying value of the deferred tax assets relating to tax loss carry forwards and the valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income. As the criteria for recognizing deferred income tax assets has not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior periods.

15.    RELATED PARTY TRANSACTIONS

       During the nine month period ended September 30, 2006, $248,932 (2005 - $215,977) was paid as remuneration to officers and directors of the Company. Of this amount, $80,213 (2005 - $119,109) is recorded as salaries and employee benefits and $168,718 (2005 - $96,868) is recorded as contract labor.

       Of the stock options granted on August 23, 2006 (see Note 11), 575,000 were granted to directors of the Company and as of September 30, 2006, 47,957 of these stock options have vested.

       Of the stock options granted on August 15, 2006 (see Note 11) 500,000 were granted to a director of the Company, 41,674 of these stock options have vested.

       Of the stock options granted on May 10, 2005 (see Note 11), 625,000 were granted to directors of the Company and as of September 30, 2006, all of these stock options have vested.

       All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

16.    CONCENTRATION RISK

       For the nine month period ended September 30, 2006, one supplier located in China accounted for 77% of the Company's purchases of inventory and another supplier in the U.S.A. accounted for 23% of the Company's purchases of inventory.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)


       For the same period in 2005, three suppliers account for 100% of the Company's purchases of inventory. The largest supplier is located in China and supplied 97% of the Company's purchases, the other two are located in Canada and supplied approximately 6%.

17.    GOVERNMENT GRANT

       The Company is eligible for certain non-refundable grants from Government of Canada under its Scientific Research and Development tax credit program ("SRED Program").

       During the second quarter of 2006 the Company recorded an additional grant receivable of $27,274.

       The above government grants, net of fees, have been recorded as a recovery of expenses in the nine month period ended September 30, 2006.

18.    SUBSEQUENT EVENTS

       On November 8, 2006 the Company issued 285,714 shares of its common stock through a private placement of Units, at $0.35 per Unit, for total proceeds of $100,000. Each unit consists of one common share in the capital stock of the Company and one non-transferable common stock purchase warrant at an exercise price of $0.75 per warrant share. The expiry date for the warrants is November 8, 2008.

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

OVERVIEW

Naturally Advanced Technologies sells top quality apparel from sustainable fabrics such as hemp, bamboo, organic cotton and soy through its HT Naturals brand. Our HT Naturals products are sold through our in-house sales team, our retail outlet and through independent eco-retail outlets throughout North America. Our new designs became available for sale in the third quarter of 2006 and, as a result, we experienced the highest quarterly sales levels in our history. We also experienced improved gross margins as a result of our new product line.

Our CRAILAR subsidiary continues research and development of its bast fiber enzymatic process. Testing will continue during 2006 at the Alberta Research Council's testing facilities. We plan to license this technology to textile manufacturers and to allow garment companies to brand garments as containing the CRAILAR yarn or thread in their fabrics. We project that CRAILAR will generate revenue from its enzymatic process in early 2007.

SHARE EXCHANGE AGREEMENT

In accordance with the terms and conditions of a share exchange agreement dated August 21, 2006 (the "Share Exchange Agreement"), entered into among us and Peter Moore, Chen Yen Yeo, James A. Stutts, Jr. and Mary E. McGoldrick (collectively, the "Crailar Shareholders"), which Crailar Shareholders own 25% of the issued and outstanding shares of Crailar Fiber Technologies Inc. ("Crailar" and the "Crailar Shares"). We own the remaining 75% of the total issued and outstanding shares of Crailar. In accordance with the terms and provisions of the Share Exchange Agreement, we agreed to exchange and acquire the Crailar Shares from the Crailar Shareholders in consideration of the aggregate issuance from our treasury to the Crailar Shareholders of 5,200,000 shares of our restricted common stock and 5,200,000 non-transferable common stock share purchase warrants to acquire an equivalent number of shares of our common stock.
As of the date of this Quarterly Report, we are the owner of 100% of the total issued and outstanding share capital of Crailar. We also issued an aggregate of 5,200,000 shares of our restricted common stock and Warrants to the Crailar Shareholders. Each such Warrant entitles the Crailar Shareholder to acquire a further share of our common stock until the close of business on March 15, 2007 (the end of the "Warrant Exercise Period") at an exercise price of U.S. $0.50 per share until September 15, 2006, and at an exercise price of U.S. $1.00 per Warrant from September 16, 2006 until the end of the Warrant Exercise Period. See "Part II. Item 2. Unregistered Securities and Use of Proceeds."

LICENSE AGREEMENT

On November 1, 2006, we entered into a technology license agreement (the "License Agreement") with National Research Council of Canada ("NRC").

We previously had entered into a research collaboration agreement with NRC pursuant to which an enzyme process for hemp-derived "CRAILAR(TM)" fiber was developed that unlocked the economic potential of industrial hemp fiber as a sustainable alternative to cotton to use in the Company's own line of products, as well as license the technology to companies that can use the process for better natural fabric products (the "NRC Technology").

Therefore, in accordance with the terms and provisions License Agreement: (i) NRC granted to us a worldwide license to use the NRC Technology to reproduce, make, use, import, export and sell any products and to engage contractors to use the NRC Technology to reproduce or make any products to be used or sold by us;
(ii) we shall pay to NRC a lump sum upon execution of the License Agreement and an annual maintenance fee payable on the anniversary of the execution date of this License Agreement; (iii) we shall pay to NRC a minimum royalty and an ongoing royalty on sales revenue for products and services. (iv) we shall also pay to NRC a royalty on other revenue as received by us; and (v) the rights granted by NRC to us are exclusive relating to certain components underlying the NRC Technology and non-exclusive thereafter, and non-exclusive with respect to the remaining components underlying the NRC Technology.

RESULTS OF OPERATIONS


                             THREE MONTHS ENDED SEPTEMBER 30                   NINE MONTHS ENDED SEPTEMBER 30
                           2006             2005      % CHANGE               2006             2005     % CHANGE

SALES                   $ 405,223        $ 323,939        25%              $ 790,300        $806,256       (2%)
GROSS PROFIT            $ 168,448        $  68,320       147%              $ 254,718        $220,454       15%
NET LOSS                $(223,991)       $(240,570)        7%              $(896,233)      $(474,380)     (89%)
LOSS PER SHARE            $(0.01)          $(0.02)                         $   (0.05)       $  (0.03)



THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2006 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2005

REVENUE AND GROSS MARGINS

During the three-month period ended September 30, 2006, the Company's revenues were $405,223 as compared to $323,939 for the period ended September 30, 2005, an increase of $81,284. This was the largest single sales quarter in our history. Gross margin increased to $168,448 from $68,320 an increase of $100,128. Gross margin as a percentage of sales increased to 41% from 21% as a result of realizing improved margins on our new product line. Our loss from operations decreased to ($235,851) from ($280,397) an improvement of $44,546.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005

REVENUE AND GROSS MARGINS

Our net operational losses during the nine-month period ended September 30, 2006 were ($936,955) compared to ($514,207) during the nine-month period ended September 30, 2005 (an increase in loss of $438,432). During the nine-month period ended September 30, 2006, we generated $790,300 in gross revenues compared to $806,256 in gross revenues for the nine-month period ended September 30, 2005 (a decrease of $15,956). The delay in the delivery of the new apparel line in the second quarter was the reason for this decrease in sales for the nine-month period. Cost of goods sold decreased during the nine-month period ended September 30, 2006, to $535,582 from $585,802 for the same period in 2005 resulting in net sales or a gross margin of $254,718 for the nine-month period ended September 30, 2006 compared to $220,454 for the same period in 2005. Gross profit as a percentage of sales was 32% of sales for the nine-month period ending September 30, 2006, and was 32% during the same nine month period in 2005.

OPERATING EXPENSES

During the nine-month period ended September 30, 2006, we recorded operating expenses of $1,191,673 compared to operating expenses of $734,661 during the nine-month period ended September 30, 2005 (an increase of $457,012). The operating expenses for 2006 were reduced by $37,952 in government grants recognized under the Government of Canada's Scientific Research and Experimental Development tax credit program ("SR&ED grant") versus a $201,100 SR&ED grant received in 2005.

Operating expenses consisted of: (i) $238,426 (2005: $180,048) in salaries and employee benefits; (ii) $174,903 (2005: $126,506) in advertising and promotion;
(iv) $181,743 (2005:  $189,797) in contract labor; (v) $119,770 (2005:  $69,684)
in legal and accounting;  (vi) $124,644  (2005:  $86,202) in office and general;
(vii)  $37,384  (2005:  $33,818)  in rent;  (viii)  $54,663  (2005:  $59,444) in interest; (ix) $18,700 (2005: $9,157) in insurance; (x) $153,172 (2005: $78,982)
in research and development; (xi) $13,796 (2005: $8,754) in depreciation; (xii) $19,787 (2005: $33,614) in consulting fees; and (xiii) $140,798 (2005: $59,755)
in stock-based compensation. Our net loss from operations for the nine-month period ended September 30, 2006 was ($936,955) or ($0.05) per share compared to a net loss of ($514,207) or ($0.03) per share for the nine-month period ended September 30, 2005. For the nine-month period ended September 30, 2006, the weighted average number of shares outstanding was 22,750,115 compared to 13,648,110 for the nine month period ending September 30, 2005.

Advertising and promotion increased to $174,903 for the nine month period ended September 30, 2006 from $126,506 for the same period in 2005 as we increased spending on our investor relations program.

Accounting and Legal expenses increased to $119,770 from $69,684 compared to the same period in 2005 as a result of increased auditing and legal fees due to increased regulatory requirements.

Stock based compensation increased to $140,798 from $59,755 because of the fact that the Company is now expensing the fair value of stock options granted to employees rather than only disclosing this expense on a pro-forma basis, as was done previous to the adoption of 123R.

Research and development costs of $153,172 incurred in the period were related to the fees associated with the collaboration with the National Research Council of Canada, the Alberta Research Council and the cost to test fibers to further develop a patentable enzyme technology to improve the efficiency of hemp fiber processing which we expect will reduce the costs of hemp fiber, making it more cost competitive with cotton.


NET INCOME

The net loss for the nine month period ending September 30, 2006 was ($896,233) compared to a loss of ($474,380) for the same period in 2005. Basic loss per share was ($0.05) for the period ended September 30, 2006 compared to a basic loss of $0.03 per share for the same period in 2005. For the nine-month period ended September 30, 2006, the weighted average number of shares outstanding was 17,895,425 compared to 16,811,815 at December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006

As at September 30, 2006, our current assets were $1,402,606 and our current liabilities were $755,345 which resulted in working capital of $647,261. As at September 30, 2006, total assets were $1,429,701 consisting of: (i) $737,186 in cash; (ii) $355,915 in accounts receivable; (iii) $236,102 in inventory; (iv) $73,403 in prepaid expenses and other; (v) $7,490 in fixed assets; and (vi) $19,605 in intangible assets.

As at September 30, 2006, liabilities were comprised of (i) $507,992 in accounts payable and accrued liabilities; (ii) $126,817 in amounts due related parties;
iii) $9,423 capital lease obligation; (iv) $12,453 short term loan; and (v) $400,000 in note payable; and (vi) $29,189 in long term debt.

Stockholders' Equity decreased from $639,089 at December 31, 2005 to $343,827 at September 30, 2006.

As of September 30, 2006 we had cash of $737,186 compared with $1,260,939 at December 31, 2005.

Cash flows used in operations for the nine-month period ended September 30, 2006 consisted primarily of a net loss of ($896,233), with changes in working capital assets and liabilities primarily consisting of an increase in accounts receivable of ($155,387), an increase in government grant receivable of ($37,952), a decrease in inventory of $40,039, and an increase in accounts payable and accrued liabilities of $125,985. There was also an increase in amounts due related parties of $96,368.

Cash flows provided by financing activities were $211,513 versus $1,908,461 during the same period in 2005. The difference in funds provided by financing activities in the period versus 2005 was largely caused by the Company's proceeds from the sale of a subsidiary's shares $1,300,000 in 2005 and the receipt of $400,000 in stock subscriptions in 2005.

The effect of exchange rates on cash resulted in a loss of $1,080 for the first nine months of 2006, compared with a $5,235 gain in the same period of 2005. These gains and losses are the result of fluctuations in the Canadian dollar versus the US dollar.

PLAN OF OPERATION

The Company continues research and development work through its subsidiary Crailar Fiber Technologies. Crailar Fiber Technologies and is continuing development work with the NRC (National Research Council) and the ARC (Alberta Research Council) on bast fiber enzymatic processes to facilitate the commercialization of bast fibers for fabric, composite and potential medical use.

HT Naturals has developed new procurement systems which will improve product quality and gross margin and implement a focused strategy for sales growth in three areas: corporate sales, private label sales and a seasonal retail line. The new products were brought to market in the third quarter of 2006 and as a result we had our highest single quarter sales in our history.

CRAILAR FIBER TECHNOLOGIES The collaboration with the National Research Council is continuing on schedule and we continue to be confident of the value of this research as confirmation of the commercial viability of the fiber process (CRAILAR(TM)) has been received from industry. As discussed above, we entered into a technology license agreement with the National Research Council of Canada ("NRC"). The license agreement allows us a worldwide license to use and sublicense the NRC technology called CRAILAR(TM).

HT NATURALS delivered the first season of its new apparel line in Q3. This apparel line included men's and women's garments made from natural fabrics such as bamboo, soy, hemp, and organic cotton. The line was well received by HT Natural's customers, which management believes has laid the groundwork for a successful apparel program. HT Natural's plans to deliver this line 4 times per year, with the next delivery slated for December 2006. This line is sold on a `pre-booked' basis where customers place their order several months in advance of delivery. This strategy minimizes inventory risk for us and allows for accurate cash flow planning.

The `pre-booked' business consisting of blank T-shirts and hooded sweatshirts also began in Q3. This basic line is targeted towards corporate customers who use the apparel as promotional items. This portion of the business is where HT Naturals has the most experience and in fact already has an established customer base.

HT Naturals estimates that all of its old products lines will be sold by the end of the fiscal year 2006.

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

MATERIAL COMMITMENTS

A significant commitment for the Company is the principal amount of $400,000 due and owing pursuant to a secured and subordinated loan agreement with Celestine Asset Management ("CAM"). The term of the loan is from October 22, 2005 to April

22, 2007, and the interest rate is 12% per annum, calculated semi-annually, with payments due semi-annually. Of the principal, $100,000 is due on July 21, 2006 (paid November 9, 2006) and $300,000 is due on April 22, 2007. The security granted to CAM is pursuant to: (i) a fixed charge and a security interest in our existing accounts receivable insurance policy obtained through Export Development Canada and Coface respecting losses sustained us; and (ii) a floating charge and a security interest in all of our assets, subject and subordinate to any borrowing by us with banks and lending institutions.

A significant commitment for us is the principal amount of $21,390 owing for 2006 and $21,390 for 2007 pursuant to a collaboration agreement with the National Research Council of Canada (the "NRC"), to develop a patentable enzyme technology for the processing of hemp fibres (the "Collaboration Agreement"). The Collaboration Agreement is for a period of three years and expires on May 9, 2007. Pursuant to the terms and conditions of the Collaboration Agreement, we are required to pay to NRC $42,780 in total for the remainder of 2006 and 2007. There are no payments currently due and owing as at November 5, 2006.

A significant commitment for us is a technology license agreement with the National Research Council of Canada ("NRC"). The license agreement allows the Company a worldwide license to use and sublicense the NRC technology called CRAILAR(TM). The Company will pay an initial $25,000 fee and an ongoing royalty percentage on sales of 3% to the NRC with a minimum annual payment set at $15,000 per year.

A significant commitment for us for fiscal 2006 is the amount of $28,841 (CDN $32,360) advanced from the Canadian Department of Foreign Affairs and International Trade under its Program for Export Market Development ("PEMD") to be used to promote the sales of Canadian goods into foreign markets. The agreement was signed on January 7, 2004. The loan is to be paid back each year at 4% of incremental foreign sales over the base year amount by December of the following year. There is no interest charged on the outstanding amount. The base year amount was approximately $486,938 (CDN $589,000). There was no amount payable for the year 2005. If at the end of year five the loan is not paid back, then the outstanding balance of the loan will be forgiven.

A significant commitment for us for fiscal 2006 is the amount of $100,000 advanced by a director to facilitate the production of the new apparel designs. the loan was advanced on may 5, 2006, has an interest rate of 12% per annum and matures september 30, 2006. this loan was renewed on october 1, 2006 with the same interest rate and now matures on january 15, 2007. the loan is secured by a subordinated charge against the assets of the company.

A significant commitment for us for fiscal 2006 is an agreement we signed with Mr. Ken Barker for services as our Chief Executive Officer. Mr. Barker will receive $12,500 per month for the period of one year and options as agreed upon in his management contract. The contract can be cancelled by either party with 30 days notice.

OFF BALANCE SHEET ARRANGEMENTS

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Ken Barker, our Chief Executive Officer, and Guy Prevost, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as at September 30, 2006. Based on that evaluation, Mr. Barker and Mr. Prevost concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the nine-month period ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine-month period ended September 30, 2006, we issued securities pursuant to contractual debts or financings as follows.

       (i) On August 31, 2006, we issued 5,200,000 shares of our restricted common stock to re-purchase the 25% minority interest of Crailar Fiber Technologies Inc. The units consist of one common share and one common stock purchase warrant exercisable at (a) $0.50 per warrant until September 15, 2006; and (b) $1.00 per warrant between September 16, 2006 and March 15, 2007, their expiry date. As discussed above, we completed the Crailar Share Exchange and issued the 5,200,000 shares of common stock and 5,200,000 Warrants. We issued the shares of common stock and the Warrants in a transaction that did not involve a public offering. The transaction is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

       (II) On July 4, 2006, we issued 250,000 shares of our restricted common stock through a private placement of Units, at $0.40 per Unit, for total proceeds of $100,000. Each unit consists of one common share in our capital stock and one non-transferable common stock purchase warrant at an exercise price of $1.00 per Warrant Share. The expiry date for the warrants is July 4, 2008. The investors executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commission was paid.

       (iii) During the nine-month period ended September 30, 2006, we engaged in a private placement offering under Regulation S of the Securities Act of 1933, as amended (the "1933 Securities Act"), which has been terminated. Pursuant to the terms of the private placement, we sold an aggregate of 60,000 units in our capital (the "Unit"), at a subscription price of $0.50 per Unit for aggregate proceeds of $30,000. Each Unit is comprised of one share of restricted common stock and one non-transferable share purchase warrant (the "Warrant"), entitling the holder thereof to purchase an additional share of common stock at $1.00 per share. The Warrant exercise period terminates January 31, 2008. The investors executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commission was paid.

       (iv) During December 2005, we negotiated a private placement of $100,000. During the six-month period ended June 30, 2006, we issued 400,000 shares of our common stock under Regulation S of the 1933 Securities Act. Pursuant to the terms of the private placement, we sold the 100,000 shares of our common stock at a subscription price of $0.50 per share. We issued the shares of restricted common stock to one non-U.S. resident investor. The investor executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions or and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commission was paid.

       (v) During the nine-month period ended September 30, 2006, we issued an aggregate of 8,336 shares of our common stock pursuant to the exercise of 8,336 stock options exercised at $0.20 per share for aggregate proceeds of $1,667.

       (vi) During the nine-month period ended September 30, 2006, we issued an aggregate of 20,000 shares of our restricted common stock as stock based compensation valued at $9,200.

       (vii) Subsequent to the nine-month period ended September 30, 2006 and as at the date of this Quarterly Report, we have engaged in a private placement offering under Regulation S of the 1933 Securities Act and issued accordingly an aggregate of 285,714 units in our capital (the "Unit"), at a subscription price of $0.35 per Unit for aggregate proceeds of $100,000. Each Unit is comprised of one share of restricted common stock and one non-transferable share purchase warrant (the "Warrant"), entitling the holder thereof to purchase an additional share of common stock at an exercise price of $0.75 per share. The Warrant exercise period terminates November 8, 2008. The investors executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commission was paid.

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

Only shareholders of record at the close of business on May 25, 2006 (the "Record Date") were entitled to notice or and to vote the shares of common stock held by them on such date at the Meeting or any and all adjournments thereof. As of the Record Date, an aggregate 17,300,151 shares of common stock were outstanding. There was no other class of voting securities outstanding at that date. Each share of common stock held by a shareholder entitled such shareholder to one vote on each matter that was voted at the Meeting. The presence, in person or by proxy, of the holders of a majority of the outstanding share of common stock was necessary to constitute a quorum at the Meeting. Assuming that a quorum was present, the affirmative vote of the holders of a majority of the shares of common stock outstanding was required to approve the matters presented for approval at the Meeting.

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


                                                 NUMBER 28 SHARES
                                          ---------------------------------
                                              FOR                WITHHELD
                                          ------------       --------------
Jerry Kroll                                 8,731,688                   0
Jason Finnis                                8,731,688                   0
Larisa Harrison                             8,731,688                   0
Robert Edmunds
                                            8,731,688                   0
Guy Prevost                                 8,731,688                   0
Kenneth Barker                              8,731,688                   0

ITEM 5. OTHER INFORMATION.

APPOINTMENT OF CHIEF EXECUTIVE OFFICER

On August 24, 2006, our Board of Directors, pursuant to written unanimous consent, appointed Kenneth C. Barker as our Chief Executive Officer effective as of August 24, 2006. Mr. Barker has been a member of our Board of Directors since February 6, 2006.

Mr. Barker has over twenty years of apparel experience, including merchandising, sourcing and full profit and loss responsibility, public market experience and corporate governance. Mr. Barker is currently a co-president of The Meriwether Group, Inc. of Portland, Oregon, which is a corporate investment and business acceleration firm (the "Meriwether Group"). From approximately October 2003 through April 2005, Mr. Barker was the head of apparel for the North American region for Adidas International, where he was responsible for all strategic product and marketing functions within the region. His duties also included providing overall apparel direction and strategy for the Adidas North American apparel business, creation of the global brand vision of apparel, and responsible for sales delivery and brand strategy in the North American marketplace. From approximately January 2001 to October 2003, Mr. Barker was the director of apparel for Adidas America, where he was responsible for overall profit and loss for the entire apparel business in the United States. Mr. Barker also previously worked for Adidas Canada Limited in Toronto, Canada and Levi Strauss & Co.

CEO EXECUTIVE SERVICES AGREEMENT

On August 24, 2006, our Board of Directors, pursuant to written unanimous consent, authorized the execution of a one-year CEO executive services agreement between us and the Meriwether Group, of which Mr. Barker is the co-president, dated August 24, 2006 (the "CEO Services Agreement"). In accordance with the terms and provisions of the CEO Services Agreement: (i) we retained Mr. Barker as our Chief Executive Officer and the Meriwether Group as a consultant; (ii) Mr. Barker will provide such corporate management related services as the board of directors shall from time to time reasonably assign and as may be necessary for the ongoing maintenance and development of our various business interests;
(iii) we shall pay to the Meriwether Group a monthly fee of $12,500 U.S. (with the acknowledgment that an additional monthly fee of $2,500 U.S. has been paid and will continue to be paid to the Meriwether Group under a pre-existing services arrangement); and (iv) we shall grant to the Meriwether Group an aggregate of 200,000 stock options at an exercise price of $0.31 per share exercisable for a period of three years vesting immediately and a further 500,000 stock options at an exercise price of $0.31 per share, which shall vest at certain dates upon the attainment by us of certain initial deliverables which have been agreed upon by the parties in advance.

APPOINTMENT OF TWO DIRECTORS

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

         Report on Form 8-K Item 5.03 filed with the Securities and Exchange Commission on April 11, 2006.

         Report on Form 8-K Item 8.01 filed with the Securities and Exchange Commission on May 31, 2006.

         Report on Form 8-K Item 8.01 filed with the Securities and Exchange Commission on July 18, 2006.

         Report on Form 8-K Item 5.02 filed with the Securities and Exchange Commission on July 18, 2006.

         Report on Form 8-K Item 8.01 filed with the Securities and Exchange Commission on August 29, 2006.

         Report on Form 8-K Item 8.01 filed with the Securities and Exchange Commission on September 19, 2006. .

         Report on Form 8-K Item 5.02 filed with the Securities and Exchange Commission on November 11, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Naturally Advanced Technologies Inc.

Date: November 10,  2006                  By: /s/ JASON FINNIS
                                          --------------------------------------
                                          Jason Finnis
                                          President, Director


Date: November 10, 2006                   By: /s/ KENNETH BARKER
                                          --------------------------------------
                                          Kenneth Barker
                                          CEO, Chairman, Director


Date: November 10, 2006                   By: /s/ GUY PREVOST
                                          --------------------------------------
                                          Guy Prevost
                                          CFO

EXHIBIT INDEX


31.1  Certificate pursuant to Rule 13a-14(a).

31.2  Certification pursuant to Rule 13a-14(a).

32.1  Certificate pursuant to 18 U.S.C. Subsection 1350.

32.2  Certificate pursuant to 18 U.S.C. Subsection 1350.