Form 10KSB
period 2006-12-31
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2007-04-02
CIK 1210294

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

Mark One
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANEG ACT OF 1934

      For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

                         COMMISSION FILE NUMBER: 0-50367

                     NATURALLY ADVANTCED TECHNOLOGIES, INC.
                     --------------------------------------
                 (Name of small business issuer in its charter)

        BRITISH COLUMBIA, CANADA                      98-0359306
        ------------------------                      ----------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
     incorporation or organization)

       1307 VENABLES STREET, VANCOUVER, BRITISH COLUMBIA, CANADA, V5L 2G1
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 255-5005
                                 ---------------
                           (Issuer's telephone number)

 Securities registered pursuant to Section       Name of each exchange on which
             12(b) of the Act:                            registered:
                    NONE

Securities registered pursuant to Section 12(g) of the Act:
              COMMON STOCK, NO PAR VALUE
              --------------------------
                   (Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X ]   No[ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year (ending December 31, 2006): US $1,266,781

State the aggregate market value of the voting and non-voting common equity held by non-affiliate computes by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: March 1, 2007: US $ 3,154,758.50

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.
                                       N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

Applicable  Only  to  Corporate   Registrants  Indicate  the  number  of  shares
outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class                                   Outstanding as of March 23, 2007
Common Stock, no par value              24,178,726

                       Documents Incorporated By Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 "Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                      NATURALLY ADVANCED TECHOLOGIES, INC.

                                   FORM 10-KSB

Item 1.           DESCRIPTION OF BUSINESS.                                     4

Item 2.           DESCRIPTION OF PROPERTY.                                    22

Item 3.           LEGAL PROCEEDINGS.                                          23

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.        23

Item 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.   25

Item 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.  32

Item 7.           FINANCIAL STATEMENTS.                                       39

Item 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE.                                   70

Item 8A.          CONTROLS AND PROCEDURES.                                    70

Item 8B           OTHER INFORMATION                                           71

Item 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS
                  AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF
                  THE EXCHANGE ACT.                                           71

Item 10.          EXECUTIVE COMPENSATION.                                     76

Item 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                 79

Item 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
                  COMPENSATION.                                               82

Item 13.          EXHIBITS.                                                   83

Item 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES                      84

NOTE REGARDING FORWARD LOOKING STATEMENTS
This Annual Report includes or is based upon estimates projections or other "forward looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. Such forward-looking statements are based on the beliefs of Naturally Advanced Technologies, Inc. When used in this Annual Report, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to us, are intended to identify forward-looking statements, which include statements relating to, among other things, our ability to continue to successfully compete in the apparel and fiber markets. While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current information and judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.
Such estimate, projections or other "forward looking statements" involve various risks and uncertainties. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".

AVAILABLE INFORMATION

Naturally Advanced Technologies, Inc. files annual, quarterly and current reports and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov. A direct link to our filings kept at the Commission's web site can be found on our web site at www.hemptown.com.

PART I


ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS HISTORY AND DEVELOPMENT

CORPORATE STRUCTURE AND SUBSIDIARIES

Naturally Advanced Technologies, Inc. was incorporated under the laws of British Columbia, Canada, on October 6, 1998 under the name "Hemptown Clothing Inc." The current corporate structure is a single public company, incorporated under the BUSINESS CORPORATIONS ACT (British Columbia). On February 22, 2006, our Board of Directors authorized and approved the change in our corporate name to "Naturally Advanced Technologies, Inc." and the subsequent filing of the Amendment with the Registrar of Companies for the Province of British Columbia. This name change to Naturally Advanced Technologies, Inc. became effected March 23, 2006 and our trading symbol for our shares of common stock trading on the Over-the-Counter Bulletin Board has been changed to "NADVF:BB".

Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "NAT," refer to Naturally Advanced Technologies, Inc.

0697072 B.C. LTD.

Our wholly-owned subsidiary, 0697072 B.C. Ltd., was incorporated under the laws of the Province of British Columbia on June 18, 2004, and currently holds title to real property located in Craik, Saskatchewan.

HEMPTOWN USA, INC.

Our wholly-owned subsidiary, Hemptown USA, Inc., was incorporated under the laws of the State of Nevada on November 22, 2004 for factoring purposes so that business dealings can be accomplished daily without currency valuations and fluctuations, as well as to provide an American base inventory control to customers.

CRAILAR FIBER TECHNOLOGIES, INC.

Crailer Fiber Technologies Inc. ("Crailar") was incorporated on April 5, 2005. It was incorporated for the purpose of developing Bast Fiber Technology. In accordance with the terms and conditions of a share exchange agreement dated August 21, 2006 (the "Share Exchange Agreement"), pursuant to which, certain shareholders of Crailar (the "Crailar Shareholders") owned 25% of the issued and outstanding shares of Crailar, we agreed to exchange and acquire the Crailar Shares from the Crailar Shareholders in consideration for 5,200,000 shares of our restricted common stock and 5,200,000 non-transferable common stock share purchase warrants to acquire an equivalent number of shares of our common stock. Each such Warrant entitled the Crailar Shareholder to acquire a further share of our common stock until the close of business on March 15, 2007 (the end of the "Warrant Exercise Period") at an exercise price of U.S. $0.50 per share until September 15, 2006, and at an exercise price of U.S. $1.00 per Warrant from September 16, 2006 until the end of the Warrant Exercise Period. As of the date of this Annual Report, these Warrants have expired. See "Item 5. Market for Common Equity and Related Stockholder Matters." Therefore, as a result of consummation of the Share Exchange Agreement and as of the date of this Annual Report, we are the owner of 100% of the total issued and outstanding share capital of Crailar.

BUSINESS OPERATIONS

As of the date of this Annual Report, we will be expanding our business operations on two fronts: (i) the execution of our CRAILAR enzymatic fiber process to produce yarns that tackle the problems inherent in natural and synthetic fabrics; and (ii) the expansion of our HT Naturals apparel business to meet the growing demand of corporate and individual customers.

During 2004, we entered into collaboration with the Government of Canada's National Research Council ("NRC") to commercialize a patentable process for extracting and cleaning hemp fiber and converting it into a proprietary fiber called "CRAILAR". Management believes that consumer awareness, acceptance and demand for the hemp/cotton product is continuing to grow.

We have obtained trademark protection for the name "CRAILAR" within Canada and the United States as well as relevant worldwide markets. We also own the web sites WWW.NATURALLYADVANCED.COM, WWW.HEMPTOWN.COM, WWW.HEMPTOWNCLOTHING.CA, ..WWW.CRAILAR.COM, and WWW.HTNATURALS.COM.

We are a product-focused company specializing in the market and sale of a line of natural and sustainable fiber clothing, active wear and fabric under our "HT Natural" brand, including T-shirts, sweatshirts and golf shirts to wholesalers for imprinting, to retail stores as well as directly to consumers.

We have augmented our natural textile focus to include other sustainable fiber textiles such as bamboo, soy, recycled polyester, and organic cotton. This not only strengthens our position as natural fibre experts but increases our product mix without diverging to fashion/style trends. Hemp blend apparel continues to make up a large portion of our sales but we believe new alternative fibers will allow us to increase market share and attract new customers who are looking for alternative fabrics with unique characteristics.

As of January 1, 2007, we were dealing with over 2,000 customers and four distributors, resulting in sales in both Canada and the United States. Lotuswear and Clothing Matters account for 13% and 8% of our sales, respectively. Inventory today is as viable as it was a year ago. Management estimates that we will be able to turn our inventory approximately four times per year under current conditions.

THE HEMP INDUSTRY - WHY HEMP?

Hemp is a centuries old plant that is hardy, strong and grows largely pest free. Management believes that the advantages of this rugged crop are many and they extend right through the value chain. Benefits to the farmers include little requirement for pesticides and a high climate adaptability. Studies show that growing hemp also improves soil quality. Management further believes that the processing and manufacturing steps are less environmentally taxing than those of many other fibers (notably cotton), requiring less toxic chemicals and dyes to create finished fabric. High quality consumer goods are the end result, as hemp yields a fiber with four times the tensile strength and twice the abrasion resistance of cotton. Hemp products are naturally resistant to mold, mildew and UV rays.

Conventional cotton is simply not as eco-friendly as hemp. Based on studies by the World Wildlife Federation, a typical 100% cotton T-shirt requires one-third of a pound of pesticide and synthetic fertilizer and 1,740 gallons of water to produce. As a cleaner crop, hemp has no such pesticide or synthetic fertilizer requirement and does not require vast quantities of water to grow. Management believes that our 55 / 45% blend of hemp/ organic cotton greatly reduces pollution, while maintaining a comfortable, cost efficient garment. We intend for our products to play an ever-growing role in the active wear industry. Management sees an analogy to other products that eliminate environmentally damaging goods such as CFC producing Styrofoam in coffee cups, food packaging, etc., and the toxic refrigerants in air conditioners and refrigerators. As with these analogous products, we intend to promote the movement of market share from cotton products to a cleaner, better alternative.

A colorful and illegal cousin of hemp has created an historical resistance to the product. Since 1998, this resistance has been reduced through the legalization of industrial hemp growing in Canada. Governments and consumers are only just beginning to recognize that there is as much a connection between a Hemp T-shirt and marijuana as there is to a poppy seed bagel and heroin. In fact, hemp based products are legal for sale throughout North America and the world. Because of this fact, management believes that the potential for the enactment of prohibitive legislation within the clothing industry is remote.

Currently, industrial hemp is being grown in almost every Province in Canada, primarily for food and cosmetic oil production. Hemp grows easily in the Canadian climate, and when grown for textile use, a secondary revenue stream is available. When hemp is used for textiles, only the long fibers of the plant are required, which leaves the short, course fibers as a by-product. This surplus substance is ideal as a fiberglass replacement, as well, the inner "woody" core of the plant is ideal for the production of fiberboard, paper and agricultural bedding.

Management believes organic textiles are experiencing a rapid increase in demand. The relevance of green products in today's market is shown by the move of several global brands such as Walmart, Nike, Timberland and adidas towards sustainable fabrics. As the full costs of cotton production are being realized and companies are being held responsible and accountable (i.e. big tobacco) for all the environmental and health damage that they do, the market is changing. Our goal is to help build this awakening market space, and be positioned to supply the market by offering high quality, eco-smart products, globally. As a business for the new millennium, we intend to build on a strong and sustainable foundation, thereby leveraging the growing demands of eco-aware consumers.

Over the past year, HT Naturals has diversified its offerings to include such fibers as soy, bamboo and organic cotton. We have also replaced the conventional cotton in our hemp/cotton blends with certified organic cotton.

CRAILAR - THE ENZYMATIC PROCESS

In 2004, together with NRC, we began developing a patentable process for extracting and clearing hemp core fiber, converting it into a proprietary, soft, white fiber. CRAILAR is a patentable biotechnology enzyme process that transforms organic bast fibers, such as hemp, bamboo, flax and others, into strong and soft apparel quality fiber. In 2006 we began work with the Alberta Research Council ("ARC") to commercialize the CRAILAR process. We are currently focused on moving efficiently to full scale production of the patentable CRAILAR enzyme.

The success of the CRAILAR technology model lies in regional processing of raw hemp stalk. The enzymatic process allows for cost effective plants to be operated within co-ops and growing regions, producing clean refined hemp fiber suitable for processing in the natural and sustainable yarn industries at small, localized facilities. This model will minimize transportation costs and build valuable industry in our rural communities.

We intend to create a business model that will support farmers and Agriculture Canada initiatives to develop a sustainable, profitable cash crop, with long term regional and market benefits. More than just an enzyme or technology, we believe that CRAILAR can be a consumer recognized performance brand that is valued and demanded by an informed public.


RESEARCH AND DEVELOPMENT

CRAILAR ENZYMATIC PROCESS

The fiber of industrial hemp is the strongest and most durable among all plant fibers. "Clean fiber" is the prerequisite for the use of hemp in the manufacturing of fabric or advanced bio-composite. Therefore, an efficient protocol for clean extraction that maintains fiber integrity, is environmentally acceptable and economically viable is crucial. Current procedures are ineffective and the chemicals used during the extraction process often work in a non-discriminating manner damaging to the fiber.

One of our long-term objectives is to vertically integrate our organization by expanding into production of cleaner softer fibers from raw hemp. Therefore, we are researching and developing our CRAILAR enzymatic process to extract hemp fibers with a biodegradable biocatalyst, which works in a discriminating manner, often at ambient conditions (temperature and pH Management believes that a well-designed enzymatic application will result in a reduction in overall production costs.

Our management believes that the CRAILAR technology has the ability to produce millions of bales of environmentally sensitive fiber, grown organically, without the use of pesticides or the enormous fresh water irrigation required by conventional cotton.. Our management further believes that the economic potential for the CRAILAR technology is great enough for hemp to become one of the largest cash crops for Canadian farmers, growing in areas of Canada which have never before had an economic stake in the billion dollar fabric industry. See "Item 2. Description of Properties".

We have invested a considerable amount of time and effort into product research and development. Research and development costs totaled $237,531 during fiscal year ended December 31, 2006, of which $217,757 were attributable to the CRAILAR fiber technology development. The remaining research and development costs were for new apparel development. See "Item 6. Management's Discussion and Analysis or Plan of Operation."

CRAILAR PRODUCTS

In its final product form, CRAILAR will be a yarn or chopped fiber that will be knitted or woven into materials designated as having CRAILAR as one of its principal components.. CRAILAR branded concepts or products may also be created, where the application for 100% CRAILAR branding is warranted.

We believe that there are multiple fiber markets for which hemp is appropriate. C Series, or composite fibers, are those used as the strength component of resin based products. This market is currently dominated by fiberglass, which has been proven to be dangerous to human health. The final market is the F Series, or fabric market, where a longer fiber of approx 55 mm is spun into yarn. This fiber will retain superior strength and require less processing resources than the similar product. F Series fiber will be processed, carded, and spun to create high performance, high value natural yarn.

CRAILAR fiber will be licensed to others for high performance natural fabric products and will also be used in our own line of products. In addition, this fiber product will be valuable to the composites industry, with a wide range of uses in reinforced plastic construction items (a natural fiberglass replacement). CRAILAR also has the economic potential to create fiber that displaces natural and synthetic fibers, offering superior performance, price competitiveness and environmental sustainability.

STATEGIC ALLIANCES

NATIONAL RESEARCH COUNCIL OF CANADA.

         COLLABORATION AGREEMENT

We entered into a three-year collaboration agreement dated May 7, 2004 (the "Collaboration Agreement") with National Research Council of Canada ("NRC"), pursuant to which we have developed the CRAILAR patentable enzymatic process for hemp-derived fiber. Management believes that this process can unlock the economic potential of industrial hemp fiber as a cost competitive alternative to cotton bothfor use in our own line of products and to potentially license the patented technology to companies that could use the process to produce top quality natural fabric products. This entails researching and developing an environmentally-friendly and economically viable system based on industry-grade (or NRC-designed) enzymes for the extraction of clean fibers from industrial hemp, including: (i) the removal of dirt and the residual pectin from the sought-after hemp fibers; and (ii) the separation of fine fibers in a manner that is environmentally acceptable while maintining characteristics suitable for the textile industry. Pursuant to the terms and provisions of the Collaboration
Agreement: (i) NRC shall provide certain expertise and know-how for the process and engineering of enzymes beneficial to the textile industry; (ii) NRC shall contribute to the project work valued at approximately $671,498 Canadian Dollars; and (iii) we shall contribute research and development to the project valued at approximately $553,500 Canadian Dollars (US Dollars $460,483). As of the date of this Annual Report, all amounts payable for fiscal years 2004, 2005 and 2006 have been paid, with a total of $81,953 Canadian Dollars paid during fiscal year 2006. The final amount due and owing on March 1, 2007 of $24,000 (US Dollar $20,595) was paid on that date.

A secondary fiber product is also being researched and developed for the composites industry to be used in reinforced composite resin products (a natural fiberglass replacement). We estimated that the overall aggregate cost of the projects to be conducted under the Collaboration Agreement to be $1,506,988 Canadian Dollars.

         LICENSE AGREEMENT

On November 1, 2006, we entered into a technology license agreement with NRC (the "License Agreement"). In accordance with the terms and provisions License
Agreement: (i) NRC granted to us a worldwide license to use the NRC Technology to reproduce, make, use, import, export and sell any products and to engage contractors to use the NRC Technology to reproduce or make any products to be used or sold by us; (ii) we shall pay to NRC a lump sum upon execution of the License Agreement and an annual maintenance fee payable on the anniversary of the execution date of this License Agreement; (iii) we shall pay to NRC a minimum royalty and an ongoing royalty on sales revenue for products and services. (iv) we shall also pay to NRC a royalty on other revenue as received by us; and (v) the rights granted by NRC to us are exclusive relating to certain components underlying the NRC Technology and non-exclusive thereafter, and non-exclusive with respect to the remaining components underlying the NRC Technology.

As of the date of this Annual Report, we have paid an initial $25,000 (US Dollars $21,453) to NRC and will pay an ongoing royalty percentage on sales of products derived from the CRAILAR process of 3% to NRC with a minimum annual payment set at $15,000 (US Dollars $12,872).

PRODUCT LINE - HT NATURALS

We have two operating  divisions:  (i) Crailar Fiber Technologies  ("CFT");  and
(ii) HT Naturals. CFT conducts development work with the NRC on the CRAILAR bast fiber enzymatic processes to facilitate the commercialization of bast fibers for fabric, composite and potentially medical use. HT Naturals sells our natural and sustainable fiber clothing and fabric under the "HT Naturals" brand. The HT Naturals brand has been extended to encompass bamboo, soy and other sustainable fibres in addition to hemp. Extensive focus on assortment planning, merchandising, design and sourcing during the past year has resulted in a completely revamped product assortment. We believe that effort is now generating repeat orders with existing retailers, is attracting new customers, and has confirmed that we "have what it takes" to joint venture with large global brands such as Starbucks Coffee Co. We believe the HT Naturals brand stands poised to capitalize on our past activities and expand our reach directly into a growing number of like-minded corporate customers who value sustainability in their business platforms. We believe that today's growing consumer awareness of environmental issues, and the desire to reflect that concern with appropriate apparel purchases, will create a real opportunity to build a strong, consumer focused apparel label that speaks directly to sustainability. With the ability to execute through the entire chain of the yarn, fabric and apparel business, we have the opportunity to create an exclusive CRAILAR branded apparel line that validates performance and builds brand equity.

HT Naturals has secured new procurement systems, which will improve product quality and gross margin and implement a focused strategy for sales growth in three areas: corporate sales, private label sales, and a seasonal retail line. As of the date of this Annual Report, our product line consists of the following core items:

     o Corporate / At Once business: Consisting of basic blank apparel such as T-shirts, hooded sweatshirts, polo shirts, and tote bags, this line is targeted towards corporate clients and events where it is silk screened or embroidered as a uniform or incentive. These items are inventoried in our Canadian and US warehouses and colors and styles are kept at a minimum to reduce inventory risk. These items are not subject to seasonal fashion trends and remain viable season after season.

     o Elements Retail Line: Consisting of more fashion forward apparel items for men and women and sold to various retail stores across North America, these items are produced on a pre sold basis. Inventory risk is low as items are not typically produced until sold to the retailer. This line is delivered twice per year.

     o Private Label business: As a recognized brand in the industry with a successful track record, HT Naturals is approached frequently by other companies looking to produce eco apparel under their own brand name. This portion of the business has no inventory risk as all items are produced as ordered.

STARBUCKS COFFEE CO.

During first quarter of 2007, HT Naturals entered into an agreement with the Starbucks Coffee Co. ("Starbucks") as an alliance for the "My Starbucks" T-Shirt program. HT Naturals Starbucks, a premier purveyor of the finest coffee in the world with more than 12,000 Starbucks-operated and licensed stores in the United States as well as availability in thirty-eight countries, have formed an alliance with the intent to launch a national consumer promotional program, the "My Starbucks" T-shirt program. The program is designed to further elevate the Starbucks consumer customization experience highlighting Starbucks commitment to innovation as well as customer individuality and personalization in beverage choices. Designed to be a fun and inspirational program, the "My Starbucks" program looks to spotlight their many beverage options consumers can choose from by customizing their drinks with simple changes.

Starbucks collaborated with top designer, Mychael Knight, from the hit reality TV show, PROJECT RUNWAY, to create a limited run of customizable one-of-a-kind T-shirts that will be modified with his design allowing individual consumers to wear their favorite Starbucks drink on their shirt. Starbucks chose HT Naturals to provide their 100% certified organic cotton blend T-shirts used in the program. Recognizing the expert craftsmanship of tour sustainable clothing products and HT Naturals overwhelming passion and commitment to environmental and sustainable responsibility while also adhering to a triple bottom line theory of doing business (meeting social, economic and environmental concerns) also represented the perfect mission oriented alliance with the Starbucks brand. When the program officially launched there were a limited quantity of T-shirts made available for customization in the United States obtainable only on WWW.STARBUCKS.COM.

We intend to focus on our core line of products for the foreseeable future. We will, however, consider expanding the above core imprintable product line as consumer demand warrants. Such ancillary products may include jackets, shorts, pants, infant wear, towels, bed sheets and other products. See " - Marketing Strategy."

PRODUCTION

We currently have the majority of our products manufactured in China and source our raw materials in bulk from several manufacturers in Asia. Although there are only several dozen suppliers of hemp material found in both Asia and Europe, consistency can become an issue when comparing one supplier's product to another. Through the development of good relationships with our key suppliers, we have been able to negotiate favorable payment terms while ensuring that the consistency of the cloth is maintained.

In China, our representatives oversee all aspects of production, from the quality of the fabric to the shipping of products to our warehouses in Canada and the United States. Our representatives work closely with the farmers, the fabric suppliers and sewers to ensure our quality control standards are maintained. We have also increased our sourcing to include India, South East Asia, and South America in order to expand our supply of quality fabrics.

MARKETING STRATEGY

The primary target markets for CRAILAR fiber are the natural yarn and composites markets These are both very large mass markets and if we achieve a minimum 1% share in either market, we believe that we will be very successful. The strategy for both markets will be to find a niche where success and a stable foothold can be gained, and then to expand further into the mass market once revenues, profits and mass market references exist. We believe that CRAILAR has the potential to redefine the platform of sustainable yarns, delivering a complete solution from a consumer's perspective. This implies market relevant performance attributes that are also cost benefit relevant, in a delivery that is sustainable and transparent. The current areas of focus, from a comparison and proof of concept perspective, are the cotton and composites industries. Both have entrenched market plays that are either toxic, resource limited, or offensive to informed consumers. CRAILAR provides enhanced performance solutions to these industries, whilst delivering a triple bottom line philosophy.

We believe that CRAILAR offers a number of key  opportunities  for  development:
(i) CRAILAR fiber for textiles, which fiber will be 100% hemp (or other sustainable bast fiber) or a hemp blend available in a variety of weaves, textures, colors and applications; and (iii) CRAILAR fiber for composites, which can replace fiberglass in a variety of composite applications such as automotive interior and exterior components.

MARKETING INITIATIVES

We believe that our marketing model will drive a pull-through marketing strategy, which draws from detailed brand building and delivers that promise directly to consumers. Brand building strategies imply a strong direct to consumer platform, which will allow us to build equity in a consumer focused model ultimately allowing transfer of that equity to establishing branding partnerships with some of the worlds leading consumer brands. A secondary target market exists for the CRAILAR enzyme among hemp processors. We believe that the CRAILAR enzyme will be very attractive for those currently processing via traditional costly methods with the largest source of these customers coming from India and China. We further believe that the CRAILAR enzyme will entice those in North America to ramp up hemp farming and/or processing as it is expected to create significant margins. Another target market will be partners. We believe that the creation of partnerships is an important strategy for a small company, and our public partnerships with NRC and ARC have been very important to us. We believe additional partnerships with consumer brands will also be important for the branding opportunities that these global brands will provide. HT Naturals has worked hard for 10 years to gain a foothold in the wholesale side of the apparel business and we believe that we can leverage this channel to provide early introduction to the market for CRAILAR. We aim to develop strategic partners with industry leaders, in target markets, to facilitate quick market penetration and acceptance.

ACTIVE WEAR AND CASUAL WEAR

Our main focus is the sale of active wear. The nature of our product lends itself perfectly to the active lifestyle market. Our market research indicates a strong interest by the retail sector for our products. We intend to gain market share in the casual wear and active wear sector by converting suppliers, distributors, retailers and the buying public from environmentally unfriendly cotton products to eco-friendly apparel.

Our environmentally beneficial message is compelling. However, we do not have sufficient funds for a broad based information marketing campaign. We have undertaken a strategic effort using well connected individuals and marketing companies to cost effectively get our message to key accounts.

WHOLESALE

Our focus on wholesale sales has grown to include direct to corporate sales and retail establishments. We will continue to expand our marketing efforts towards these leaders in apparel sales.

In addition to being positioned in a market (the eco active wear market) that management expects to increase significantly over the next several years, we are aggressively marketing ourselves in order to ensure that "HT Naturals" is the premier name in eco active wear.

We are currently focusing on the use of a small sales force to market our products. Our sales staff is currently comprised of five in-house commissioned sales representatives and three outside companies. We have enjoyed considerable success through the attendance of trade shows where hundreds of leads can be obtained.

INTERNET SALES

Internet sales and marketing are integral parts of our vision. E-commerce on both retail and wholesale (password required) levels are important aspects of the site, as is direct access to inventory and manufacturing schedules for our authorized representatives. We currently process retail orders through our website and will add B2B functions if, and when, our customers start demanding it. A simple vendor managed inventory (VMI) system may eventually be initiated to ensure our distributors never run out of HT Naturals brand product.

DISTRIBUTION STRATEGY

HT Naturals continues with our most recentline of apparel that was first available for sale in the third quarter of 2006. New items are added to the line to maintain the line's "freshness" and slower moving items are dropped with each new season. The company will continue to focus on three areas for sales growth. Corporate Sales-these high volume items will be inventoried and immediately available to customers. Private Label -these goods are targeted towards global brands and entirely produced to order, completely eliminating inventory risk. Seasonal Retail Line-the seasonal retail line is designed in house and pre-sold to the retail customer base, after which it is produced and delivered. HT
Naturals apparel is made from "eco-fabrics" crafted from a proprietary combination of fabric blends including hemp, organic cotton, bamboo, soy, recycled polyester, and other organic textiles.

GOVERNMENT REGULATION

TRADE REGULATION

Our operations are subject to the effects of international treaties and regulations such as the North American Free Trade Agreement (NAFTA). We are also subject to the effects of international trade agreements and embargoes by entities such as the World Trade Organization. Generally, these international trade agreements benefit our business rather than burden it because they tend to reduce trade quotas, duties, taxes and similar impositions. However, these trade agreements may also impose restrictions that could have an adverse impact on our business, by limiting the countries from whom we can purchase our fabric or other component materials, or limiting the countries where we may market and sell our products.
The textile and apparel industries in both the United States and Canada have historically received a relatively higher degree of international trade protection than some other industries. However, this protection is diminishing as a result of the implementation of trade agreements reached in the last ten years. Taken as a whole, we believe that the current regulatory trade regime is no more burdensome to us than to our competitors. Hemp apparel may be manufactured, imported and exported to and from the United States and Canada with no special regulations. We must, however, adhere to textile labeling laws which stipulate what information is to be included on the garment tags and where those tags are to be located on the garment. Labeling and advertising of our products is subject to regulation by the Federal Trade Commission. We believe that we are in substantial compliance with these regulations.

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

COMPETITION

HEMP GARMENT INDUSTRY

As of the date of this Annual Report, management is not aware of any meaningful competitors in the hemp active wear market. To the best of management's knowledge, the only companies that are, or have been, involved in this market are "mom-and-pop" operations that are not capable at this time, nor have the resources, to grow into a large-scale business. In the past, these small companies have tended to go bankrupt for a variety of reasons. We are recognized by many to be the only "professional" company to fill this market space. We have the longest operating history of any of the hemp-related companies that management is aware of at this time. Many of the remaining "mom-and-pop" operations are beginning to purchase their T-shirts from us as they are unable to match our price due to their volume limitations. We are also aware of some manufacturers of hemp and hemp-blended garments that have focused on specialty clothing for activities such as yoga, hiking and rock climbing. A number of these companies have also begun to approach us for production of their products.

There are a number of companies that are manufacturing and/or distributing a variety of hemp or hemp blended products. Many of these companies have significant distribution and are enjoying considerable success. We consider these companies as competition since they are also focused upon the retail fashion industry.

EMPLOYEES

We currently employ sixteen employees, thirteen are full-time employees and three are part-time.

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

RISKS ASSOCIATED WITH OUR BUSINESS

         WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCE WE WILL BE PROFITABLE IN THE FUTURE; NEED TO RAISE CAPITAL TO CONTINUE OUR GROWTH.

We have a history of operating losses, expect to continue to incur losses, may never be profitable, and must be considered to be in the development stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $1,374,899 and $876,758, respectively, for fiscal years ended December 31, 2006 and 2005. As of December 31, 2006, we had an accumulated deficit of $4,149,930. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that we encounter greater costs associated with general and administrative expenses or offering costs.

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

         WE MAY FACE CASH FLOW SHORTAGES DUE TO THE BENEFICIAL CREDIT TERMS WE MAKE AVAILABLE TO OUR CUSTOMERS.

Due to the shorter credit terms made available to us from the raw material providers from whom we buy product, as compared to the credit terms made available by us to our customers, we, from time-to-time, require infusions of cash in order to maintain our preferential buying/purchasing terms with our suppliers. Such cash flow needs are also affected by the timing of large purchases by us, which we make from time-to-time to take advantage of favorable pricing opportunities. To date, we have satisfied these cash requirements by private sales of our equity securities and retention of profits and through a factoring arrangement with Spectrum Financial. We have also arranged a credit facility with a current director to facilitate our production. We continue to seek financing to provide us with liquidity to meet our future needs. There is no assurance that we will be able to obtain such financing on commercially reasonable terms, or otherwise, or that we will be able to otherwise satisfy our short-term cash flow needs from other sources in the future.

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

         OUR BUSINESS COULD SUFFER FROM THE FINANCIAL INSTABILITY OF OUR CUSTOMERS.

We are a developmental company and relatively poorly financed. We sell our products primarily to distribution and retail companies in the United States and Canada on factored 30 to 45 day payment terms. If a large unfactored purchaser of our goods failed to pay, we would be put in a difficult financial position from which we may not be able to recover. Financial difficulties with any customer could result in serious losses for our company.

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

         WE MAY BE UNABLE TO RETAIN KEY EMPLOYEES OR MANAGEMENT PERSONNEL.

The loss of Messrs. Jason Finnis, Kenneth Barker, Guy Prevost or any of our key management personnel would have an adverse impact on our future development and could impair our ability to succeed. Our performance is substantially dependent upon the expertise of our President, Mr. Jason Finnis, and our Chief Executive Officer, Mr. Kenneth Barker, and other key management personnel and our ability to continue to hire and retain such personnel. Messrs. Finnis, Barker and Prevost spend substantially all, or most, of their working time with us and our subsidiaries. It may be difficult to find sufficiently qualified individuals to replace Mr. Finnis, Mr. Barker, Mr. Prevost or other key management personnel if we were to lose any one or more of them. The loss of Mr. Finnis, Mr. Barker or Mr. Prevost, or any of our other key management personnel could have a material adverse effect on our business, development, financial condition, and operating results. We do not maintain "key person" life insurance on any of our directors or senior executive officers.

         OUR OFFICERS AND DIRECTORS MAY BE SUBJECT TO CONFLICTS OF INTEREST

Certain of our officers and directors may be subject to conflicts of interest. Certain of our directors devote part of their working time to other business endeavors, including consulting relationships with other entities, and have responsibilities to other entities. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Because of these relationships, certain of our directors may be subject to conflicts of interest. Currently, we have no policy in place to address such conflicts of interest. However, such directors have acknowledged their fiduciary duty to perform their duties in our best interest and those of our shareholders.

         MANY OF OUR COMPETITORS ARE LARGER AND HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO.

The garment industry, in general, is intensely competitive and fragmented. In particular, the T-shirt segment of the garment industry is intensely competitive. Our eco active wear products compete with cotton and synthetic based products. Cotton and synthetic based products are currently marketed by well-established, successful companies that possess greater financial, marketing, distribution, personnel and other resources than us. Using these resources, these companies can implement extensive advertising and promotional campaigns, both generally and in response to specific marketing efforts by competitors, to enter into new markets rapidly and to introduce new products. Competitors with greater financial resources also may be able to enter the hemp-based market in direct competition with us, offering attractive incentive packages to retailers to encourage them to carry products that compete with our products, or present cost features which consumers may find attractive.

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

         IF OUR COMPETITORS MISAPPROPRIATE UNPATENTED PROPRIETARY KNOWN-HOW AND OUR TRADE SECRETS, IT MAY HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS.

The loss of or inability to enforce our trademark "HT Naturals" and other proprietary know-how, including our CRAILAR process, and trade secrets could adversely affect our business. We depend heavily on trade secrets and the design expertise of our employees. If any of our competitors copies or otherwise gains access to our trade secrets or develops similar hemp products independently, we would not be able to compete as effectively. The measures we take to protect our trade secrets and design expertise may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate and therefore could have an adverse affect on our business.

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

RISKS RELATED TO OUR COMMON STOCK

         SALES OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY RESULT IN SIGNIFICANT DOWNWARD PRESSURE ON THE PRICE OF OUR COMMON STOCK AND COULD AFFECT YOUR ABILITY TO REALIZE THE CURRENT TRADING PRICE OF OUR COMMON STOCK.

As of the date of this Annual Report, there are 24,178,726 shares of our common stock issued and outstanding. Of those shares, there are 15,984,548 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the
"Securities Act"). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of December 31, 2006, there are an aggregate of 3,438,664 Stock Options and 4,795,665 share purchase warrants outstanding that are exercisable into 3,438,664 shares of common stock and 4,795,665 shares of common stock, respectively. See "Item 5. Market for Common Equity and Related Stockholder Matters."

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

Our common stock has traded as low as $0.15 and as high as $2.10. In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) changes in the demand for our products; (ii) disappointing results from our marketing and sales efforts; (iii) failure to meet our revenue or profit goals or operating budget; (iv) decline in demand for our common stock; (v) downward revisions in securities analysts' estimates or changes in general market conditions; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our business prospects; and (viii) general economic trends.

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

ITEM 2. DESCRIPTION OF PROPERTY

On July 3, 2004, we received eighty acres of industrial property in Craik, Saskatchewan, for development as a hemp fiber mill. We were given the property for $1.00 from the Town of Craik and the Rural Municipality of Craik No. 222. In accordance with the terms and provisions of the Collaboration Agreement, it is anticipated that area of farmland together with the CRAILAR technology licensing and production mill planned for fiscal year 2007/2008 will produce new, low-cost environmentally sensitive hemp fabric and clothing products. In the event we are successful in the development of the hemp fiber mill by July 1, 2007, there will be no further obligations to the Town of Craik. However, in the event we are not successful in the development of a hemp fiber mill, we can either surrender the land back to Craik or retain the land with a payment of $27,743. The transfer was registered with the Land Titles Office on February 8, 2005.

The majority of our production currently takes place in China. In Vancouver, we occupy 6,000 square feet of warehouse/office space on a long-term lease. The lease is set to expire February 28, 2009. We pay a monthly rent of $5,340.98 Canadian Dollars. The Vancouver premises serve as head office, a display showroom, inventory storage and shipping facilities.

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

As of the date of this Annual Report, we intend to instruct our counsel to vigorously defend all claims against us and to aggressively pursue all counterclaims on our behalf. While the result of litigation is difficult to predict, we believe that the likelihood of sustaining any significant liability is minimal. We further believe that there is a significant likelihood that the case could settle prior to trial without significant financial exposure to us.

As of the date of this Annual Report, we are not aware of any other pending or existing legal proceedings involving our company or its officers and directors. We are not aware of any other proceedings being contemplated by any person or governmental authority against us, our properties or our officers and directors.

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



                                                NUMBER OF SHARES
                                        ----------------------------------
                                            FOR             WITHHELD
                                        ----------------  ----------------
            Jerry Kroll                   8,731,688                   0
            Jason Finnis                  8,731,688                   0
            Larisa Harrison               8,731,688                   0
            Robert Edmunds                8,731,688                   0
            Guy Prevost                   8,731,688                   0
            Kenneth Barker                8,731,688                   0

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

Shares of our common stock are traded on the NASD Over-the-Counter Bulletin Board under the symbol "NADVF:BB". The market for our common stock is limited, volatile and sporadic, The following table sets forth the high and low sales prices relating to our common stock on a quarterly basis for the last two fiscal years as quoted by the NASDAQ. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.


        ------------------------------------- -------------- -------------
                        QUARTER ENDED         HIGH BID ($)   LOW BID ($)
        ------------------------------------- -------------- -------------
        2006
        ------------------------------------------------------------------
        Fourth Quarter                        $  0.50        $  0.22
        ------------------------------------- -------------- -------------
        Third Quarter                         $  0.40        $  0.24
        ------------------------------------- -------------- -------------
        Second Quarter                        $  0.50        $  0.32
        ------------------------------------- -------------- -------------
        First Quarter                         $  0.60        $  0.40
        ------------------------------------- -------------- -------------
        2005
        ------------------------------------- -------------- -------------
        Fourth Quarter                        $  0.43        $  0.29
        ------------------------------------- -------------- -------------
        Third Quarter                         $  0.28        $  0.18
        ------------------------------------- -------------- -------------
        Second Quarter                        $  0.27        $  0.17
        ------------------------------------- -------------- -------------
        First Quarter                         $  0.37        $  0.24
        ------------------------------------- -------------- -------------

As of March 26, 2007, there were approximately 47 shareholders of record of our common shares as reported by our transfer agent, Pacific Stock Transfer Company, which does not include shareholders who shares are held in street or nominee names. We believe that there are approximately 300 beneficial owners of our common stock. There are no other classes of shares issued or outstanding.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have three equity compensation plans: (i) the 2003 Stock Option Plan under which 3,000,000 shares are authorized for issuance; (ii) the 2004 Stock Option Plan, as amended, under which 6,000,000 shares are authorized for issuance; and
(iii) the 2006 Stock Option Plan under which 10,000,000 shares are authorized. The table set forth below presents the securities authorized for issuance with respect to the respective Stock Option Plans under which equity securities are authorized for issuance as of December 31, 2006:


-------------------------------------------------------------------------------------------------------------
                                    EQUITY COMPENSATION PLAN INFORMATION
-------------------------------------------------------------------------------------------------------------
       PLAN CATEGORY          NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE         NUMBER OF SECURITIES
                              BE ISSUED UPON EXERCISE       EXERCISE PRICE OF       REMAINING AVAILABLE FOR
                              OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,       FUTURE ISSUANCE UNDER
                                WARRANTS AND RIGHTS        WARRANTS AND RIGHTS        EQUITY COMPENSATION
                                                                                       PLANS (EXCLUDING
                                                                                    SECURITIES REFLECTED IN
                                                                                          COLUMN (A))
                                        (A)                       (B)                       (C)
---------------------------- -------------------------- -------------------------- --------------------------
Equity compensation plans
approved by security
holders

---------------------------- -------------------------- -------------------------- --------------------------
2003 Stock Option Plan             235,000                        $0.70                  2,765,000
---------------------------- -------------------------- -------------------------- --------------------------
2004 Stock Option Plan           1,528,664                        $0.67                  4,471,336
---------------------------- -------------------------- -------------------------- --------------------------
Equity compensation plans
not approved by security
holders
---------------------------- -------------------------- -------------------------- --------------------------

2006 Stock Option Plan           1,675,000                        $0.51                  8,325,000
---------------------------- -------------------------- -------------------------- --------------------------
Warrants                         2,800,000                        $0.50                      -0-

Warrants                         1,000,003                        $0.75                      -0-

Warrants                         5,787,090                        $1.00                      -0-


---------------------------- -------------------------- -------------------------- --------------------------

STOCK OPTION PLANS

2003 STOCK OPTION PLAN

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

As of the date of this Annual Report, we granted an aggregate of 2,436,000 Stock Options under the 2003 Stock Option Plan, of which 0 have been exercised, 1,009,000 have been cancelled and 1,192,000 have expired by their terms. As of the date of this Annual Report, 235,000 Stock Options remain outstanding exercisable into 235,000 shares of our common stock. The 2003 Stock Option Plan expires on September 10, 2013.

2004 STOCK OPTION PLAN

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

On February 20, 2004, our Board of Directors authorized and directed the filing of an S-8 Registration Statement under the 1933 Securities Act to register 382,000 Stock Options exercisable into shares of common stock at $0.75 per share. On July 23, 2004, our Board of Directors authorized and directed the filing of an S-8 Registration Statement under the Securities Act to registered 1,541,000 Stock Options exercisable into shares of common stock at $0.90 per share. On June 30, 2005, our Board of Directors authorized and directed the filing of an S-8 Registration Statement under the 1933 Securities Act to register 2,024,500 stock options exercisable into shares of common stock at $0.21 per share.

At the time a Stock  Option is  granted,  our Board of  Directors  shall fix and determine the exercise price at which our shares of common stock may be acquired; provided, however, that any such exercise price shall not be less than that permitted under the rules and policies of any stock exchange or over-the-counter market which is applicable to us.

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

As of the date of this Annual Report, we granted an aggregate of 2,093,500 Stock Options under the 2004 Stock Option Plan, of which 38,336 have been exercised, 526,500 have been cancelled and 0 have expired by their terms. As of the date of this Annual Report, 1,528,664 Stock Options remain outstanding exercisable into 1,528,664 shares of our common stock. The 2004 Stock Option Plan expires on July 9, 2014.

2006 STOCK OPTION PLAN

On September4th 2006, our Board of Directors unanimously approved and adopted a 2006 stock option plan (the "2006 Stock Option Plan"). The purpose of the 2006 Stock Option Plan is to advance our interests and the interests of the shareholders by affording our key personnel an opportunity for investment and the incentive advantages inherent in stock ownership. Pursuant to the provisions of the 2006 Stock Option Plan, stock options (the "Stock Options") will be granted only to our key personnel, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts we may rely, including any director, officer, employee or consultant.

The 2006 Stock Option Plan is administered by our Board of Directors, which shall determine: (i) the persons to be granted Stock Options under the 2006
Stock Option Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period of ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The 2006 Stock Option Plan provides authorization to our Board of Directors to grant Stock Options to purchase a total number of shares of our common stock, not to exceed 10,000,000 shares as at the date of adoption by our Board of Directors of the 2006 Stock Option Plan.

         INCENTIVE STOCK OPTIONS

The 2006 Stock Option Plan further provides that the Board of Directors may grant to any key individuals who are our employees eligible to receive options one or more incentive stock options to purchase the number of shares of common stock allotted by the Board of Directors (the "Incentive Stock Options"). The option price per share of common stock deliverable upon the exercise of an Incentive Stock Option shall be at least 100% of the fair market value of the common shares of the Company, and in the case of an Incentive Stock Option granted to an optionee who owns more than 10% of the total combined voting power of all classes of our stock, shall not be less than 100% of the fair market value of our common shares. The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

During fiscal year ended December 31, 2006, we granted to our officers, directors, consultants and employees an aggregate of 1,675,000 Stock Options under the 2006 Stock Option Plan which are exercisable within a three-year period at $0.31 per share. Of this amount, 925,000 Stock Options vested during fiscal year 2006. During fiscal year ended December 31, 2006, an aggregate of 0 Stock Options were exercised. As of the date of this Annual Report, 1,675,000 Stock Options remain outstanding exercisable into 1,675,000 shares of our common stock. The 200 Stock Option Plan expires on September 4, 2016.

As of the date of this Annual Report, an aggregate of 3,438,664 Stock Options are outstanding under all of the Stock Option Plans. An aggregate 6,204,500 Stock Option have been granted under the respective terms of the Stock Option Plans. Of the aggregate 6,204,500 Stock Options granted, 38,336 Stock Options have been exercised, 1,082,000 Stock Options have been cancelled, and 1,679,000 Stock Options have expired.

COMMON STOCK PURCHASE WARRANTS

     During fiscal year ended December 31, 2006, we issued an aggregate of 6,610,003 common stock purchase warrants at varying exercise prices ranging from $0.50 to $1.00. As of the date of this Annual Report, there are an aggregate of

4,795,665 common stock purchase warrants issued and outstanding. The warrants to purchase shares of common stock and the shares of common stock underlying the warrants were issued in private placements by us during fiscal year 2006 as follows: (i) during January 2006, we issued 60,000 warrants to acquire up to 60,000 shares of our common stock at an exercise price of $1.00 per share during a two-year period (the "January 2006 Warrants"); (ii) during July 2006, we issued 250,000 warrants to acquire up to 250,000 shares of our common stock at an exercise price of $1.00 per share during a two-year period (the "July 2006 Warrants"); (iii) during August 2006, we issued 5,200,000 warrants to acquire up to 5,200,000 shares of our common stock at an exercise price of: (a) $0.50 per warrant until September 15, 2006, and (b) $1.00 per warrant between September 16, 2006 and March 15, 2007 (the "August 2006 Warrants), which as of the date of this Annual Report, the 5,200,000 August 2006 Warrants have expired; and (iv) during December 2006, we issued an aggregate of 1,000,003 warrants to acquire up to 1,000,003 shares of our common stock at an exercise price of $0.75 per share expiring in November/December 2008 (the "December 2006 Warrants"). See " -- Recent Sales of Unregistered Securities."

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report, and during fiscal year ended December 31, 2006, to provide capital, we issued an aggregate of 6,938,339 shares of our common stock pursuant to private placement offerings, settlement of debt or pursuant to contractual agreements as set forth below.

JANUARY 2006 PRIVATE PLACEMENT OFFERING

During January 2006, we closed a private placement offering (the "January 2006 Private Placement Offering") whereby we issued an aggregate of 60,000 units at a subscription price of $0.50 per unit (the "January 2006 Units"). Each January 2006 Unit was comprised of one share of common stock and one two year non-transferable warrant (the "January 2006 Warrant"), representing the issuance of an aggregate of 60,000 shares of our restricted common stock and 60,000 January 2006 Warrants. Each January 2006 Warrant is exercisable at $1.00 per share during a two-year period commencing upon the date of issuance.

The January 2006 Private Placement Offering was completed in reliance of Regulation S of the Securities Act. The per share price of the January 2006 Private Placement Offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth. We issued the January 2006 Units to investors who are non-U.S. residents. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

CONTRACTUAL AGREEMENT

During fiscal year ended December 31, 2006, we issued an aggregate of 400,000 shares of our common stock in accordance with the terms and provisions of an agreement dated December 2005 for proceeds of $100,000. The investor executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

JULY 2006 PRIVATE PLACEMENT OFFERING

During July 2006, we closed a private placement offering (the "July 2006 Private Placement Offering") whereby we issued an aggregate of 250,000 units at a subscription price of $0.50 per unit (the "July 2006 Units"). Each July 2006 Unit was comprised of one share of common stock and one two year non-transferable warrant (the "July 2006 Warrant"), representing the issuance of an aggregate of 250,000 shares of our restricted common stock and 250,000 July 2006 Warrants. Each July 2006 Warrant is exercisable at $1.00 per share during a two-year period commencing upon the date of issuance.

The July 2006 Private Placement Offering was completed in reliance of Regulation S of the Securities Act. The per share price of the July 2006 Private Placement Offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth. We issued the July 2006 Units to investors who are non-U.S. residents. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

SHARE EXCHANGE AGREEMENT

In accordance with the terms and provisions of the Share Exchange Agreement, we agreed to exchange and acquire the Crailar Shares from the Crailar Shareholders in consideration of the aggregate issuance of 5,200,000 units (the "Crailar Units"). Each Crailar Unit was comprised of one share of our restricted common stock and one common stock purchase warrant (the "Crailar Warrant"). Each Crailar Warrant was exercisable at: (i) $0.50 per Crailar Warrant until September 15, 2006; and (ii) $1.00 per Crailar Warrant between September 16, 2006 and March 15, 2007. As of the date of this Annual Report, all of the Crailar Warrants have expired in accordance with their terms.

DECEMBER 2006 PRIVATE PLACEMENT OFFERING

During December 2006, we closed a private placement offering (the "December 2006 Private Placement Offering") whereby we issued an aggregate of 1,000,003 units at a subscription price of $0.35 per unit (the "December 2006 Units"). Each December 2006 Unit was comprised of one share of common stock and one non-transferable warrant (the "December 2006 Warrant"), representing the issuance of an aggregate of 1,000,003 shares of our restricted common stock and 1,000,003 December 2006 Warrants. Each December 2006 Warrant is exercisable at $0.75 per share commencing upon the date of issuance and expiring in November and December 2008, respectively.

The December 2006 Private Placement Offering was completed in reliance of Regulation S and Regulation D, Rule 506, of the Securities Act. The per share price of the December 2006 Private Placement Offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth. We issued the December 2006 Units to investors who are either non-U.S. residents or accredited investors as that term is defined in Regulation D. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

EXERCISE OF STOCK OPTIONS

During fiscal year ended December 31, 2006, we issued an aggregate of 20,000 shares of our common stock to one of our employees pursuant to the exercise of Stock Options at $0.20 per share for aggregate proceeds of $1,667.

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

OVERVIEW

Naturally Advanced Technologies Inc. is in the business of manufacturing and sales of clothing made from natural, sustainable fibers and the development of those same fibers, through its two operating divisions, HT Naturals and Crailar Fiber Technologies Inc.

HT Naturals casual apparel is made from sustainable fabrics such as hemp, bamboo, organic cotton and soy. HT Naturals products are sold through its in-house sales team, its retail outlet, independent sales agents and through retail boutique outlets throughout North America. During 2006, we introduced new apparel designs which resulted in record sales in the third and fourth quarters. The introduction of the new apparel line led us to discount older inventory leading to a reduction in gross margin percentage.

Our CRAILAR subsidiary continues research and development of its bast fiber processing technology. When fully developed, the CRAILAR process should produce natural, sustainable fibers for textiles and composites. During 2006, we engaged ARC to assist in the commercialization of the bast fiber technology. On November 1, 2006, we entered into the License Agreement with NRC, which provides us with a worldwide license to use and sublicense the NRC technology called CRAILAR.

RESULTS OF OPERATION


                                      Year ended
                                      December 31

                                         2006              2005         % Change
                Sales                $ 1,266,781         $ 958,238        32+%
                Gross Profit           $ 330,873         $ 276,982        20+%
                Net Income          $ (1,374,899)       $ (876,758)      (57)%
                Loss Per share           $ (0.07)          $ (0.06)


FISCAL YEAR ENDED DECEMBER 31, 2006 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2005.

         REVENUE AND GROSS MARGINS

Our net operational losses during the year ended December 31, 2006 were ($1,374,899) compared to ($876,758) during the year ended December 31, 2005 (an increase of $498,141). During the year ended December 31, 2006, we generated $1,266,781 in gross revenues compared to $958,238 in gross revenues for the year ended December 31, 2005 (an increase of $308,543). Our new apparel line under the HT Naturals brand is responsible for the rise in sales in 2006. Cost of goods sold increased during the year ended December 31, 2006 to $935,908 from $681,256 for the same period in 2005 resulting in net sales or a gross margin of $330,873 for the year ended December 31, 2006 compared to $276,982 for the same period in 2005. Gross profit as a percentage fell to 26% of sales from 29% of sales due to the clearance of old inventory at a lower margin.

         OPERATING EXPENSES

During the year ended December 31, 2006, we recorded operating expenses of $1,746,494 compared to operating expenses of $1,210,360 during the year ended December 31, 2005 (an increase of $536,134). Our operating expenses for 2005 were reduced by $201,101 in government grants received under the Government of Canada's Scientific Research and Experimental Development tax credit program ("SR&ED Program")

Operating expenses consisted of: (i) $318,214 (2005: $278,534) in salaries and employee benefits; (ii) $228,521 (2005: $202,518) in advertising and promotion;
(iii)$4,506 (2005:  $16,029) in bad debt expense (iv) $291,607 (2005:  $260,402)
in contract labor; (v) $192,072 (2005: $124,603) in legal and accounting; (vi) $178,706 (2005: $141,134) in office and general; (vii) $50,271 (2005: $40,835)
in rent;  (viii)  $81,155  (2005:  $83,973) in  interest;  (ix)  $37,912  (2005:
$18,011)  in  insurance;   (x)  $237,531   (2005:   $136,097)  in  research  and
development; (xi) $17,919 (2005: $11,925) in depreciation;  (xii) $17,682 (2005:
$49,162) in consulting fees; and (xiii) $176,511 (2005: $70,155) in stock-based compensation. Our net loss from operations during the year ended December 31, 2006 was ($1,374,899) or ($0.07) per share compared to a net loss of ($876,758) or ($0.06) per share for the year ended December 31, 2005. For the year ended December 31, 2006, the weighted average number of shares outstanding was 19,180,368 compared to 14,365,070 at December 31, 2005.

Accounting and legal expenses increased to $192,072 from $124,603 compared to the same period in 2005 as a result of increased auditing fees and legal fees due to the increased level of regulation.

Interest costs in 2006 were $81,155 compared with $83,973 for the same period in 2005. The decrease in interest costs relate to the reduction in the loan from Celestine Asset Management and a reduced amount of accounts receivable factored.

Research and development costs of $237,531 incurred in the period were primarily related to the fees associated with the collaboration with the National Research Council of Canada to develop a patentable enzyme technology to improve the efficiency of hemp fiber processing. This technology should reduce the costs of hemp fiber, and make it more cost competitive with cotton.

Stock based compensation increased to $176,511 for the period ending December 31, 2006 from $70,155 for the same period in 2005, due to the granting of options to employees, directors and contractors in August 2006.

         NET INCOME

The net loss for the year ended December 31, 2006 was ($1,374,899) compared to a loss of ($876,758) for 2005, an increase in loss of $498,141. The increase in loss was due in part to the accounting rule changes to stock based compensation for employees which increased the loss by $95,727, an increase in research and development spending on CRAILAR fiber development of $101,434 an increase of $67,469 on Legal and Accounting due to increased regulation costs and a decrease in government grants by $163,149. The basic loss per share was $0.07 for the year ended December 31, 2006 compared to a basic loss of $0.06 per share for the same period in 2005. For the year ended December 31, 2006, the weighted average number of shares outstanding was 19,180,368 compared to 14,365,070 at December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

FOR FISCAL YEAR ENDED DECEMBER 31, 2006

As at December 31, 2006, our current assets were $1,144,390 and our current liabilities were $896,279 which resulted in working capital of $248,111. As at December 31, 2006, total assets were $1,144,390 consisting of: (i) $414,233 in cash; (ii) $379,943 in trade accounts receivable; (iii) $260,175 in inventory;
(iv) $90,039 in prepaid expenses and other; (v) $6,690 in fixed assets and (vi) $52,997 in intangible assets.

As at December 31, 2006, liabilities were comprised of (i) $469,811 in accounts payable and accrued liabilities; (ii) $121,630 in amounts due related parties;
iii) $6,382 capital lease obligation; (iv) $300,000 in note payable; and (v) $27,770 in long term debt.

Stockholders' Equity (Deficit) decreased from $639,089 at December 31, 2005 to $278,484 at the year ended December 31, 2006.

As of December 31, 2006 we had cash of $414,233 compared with $1,260,939 at December 31, 2005.

The cash flows used in operations for the year ended December 31, 2006 were $1,258,518 compared with $713,528 for the same period in 2005. Cash flows used in operations for the year ended December 31, 2006 consisted primarily of a net loss of ($1,374,899), with changes in working capital assets and liabilities of a increase in accounts receivable of ($179,415), a decrease in inventory of $15,966, and an increase in accounts payable and accrued liabilities of $135,965 and an increase in amounts due to related parties of $91,181.

Cash flows provided by financing activities were $432,251 versus $1,961,278 during the same period in 2005. We also paid off its short term debt ($ 29,467) and paid down notes payable by ($100,000).

The effect of exchange rates on cash resulted in a gain of $38,879 for the year ended December 31 2006, compared with a $6,328 gain in 2005. These gains and losses are the result of fluctuations in the Canadian dollar versus the US dollar.

PLAN OF OPERATION

We plan to expand our business platform on two fronts: 1) the execution of our CRAILAR fiber process to produce yarn and composites that tackle the problems inherent in natural fabrics and composites, 2) the expansion of our HT Naturals apparel business to meet the growing demand of corporate and individual customers alike.

Crailar Fiber Technologies continues development work with the NRC and ARC on bast fiber enzymatic processes to facilitate the commercialization of bast fibers for fabrics and composite use. The Collaboration Agreement with NRC expires May 9, 2007 and Crailar Fiber Technologies anticipates entering into a new collaboration agreement with NRC prior to that date. We anticipate that Crailar Fiber Technologies Inc. will also enter into an agreement with ARC in the first half of 2007 to formalize the collaboration and licensing duties of each party. In addition, Crailar Fiber Technologies has hired a 35 year fabric industry veteran to build a testing and development facility in Montreal to assist NRC and ARC in the commercialization of the CRAILAR fiber process. Development of the CRAILAR process has progressed to the stage that we project fabric will be produced in 2007.

HT Naturals continues with its line of apparel that was first available for sale in the third quarter of 2006. New items are added to the line to maintain the line's "freshness" and slower moving items are dropped with each new season. We will continue to focus on three areas for sales growth. CORPORATE SALES - these high volume items will be inventoried and immediately available to customers PRIVATE LABEL - these goods are targeted towards global brands and entirely produced to order, completely eliminating inventory risk. SEASONAL RETAIL LINE - the seasonal retail line is designed in house and pre-sold to the retail customer base, after which it is produced and delivered. HT Naturals apparel is made from "eco-fabrics" crafted from a proprietary combination of fabric blends including hemp, organic cotton, bamboo, soy, recycled polyester, and other organic textiles.

In 2006, we appointed Ken Barker as our Chief Executive Officer to oversee the development and commercialization of our new fiber technologies and to increase apparel sales of our HT Naturals brand. Mr. Barker has been a member of the Board of Directors since February 6, 2006 and has over twenty years of apparel experience, including merchandising, sourcing, public market experience and corporate governance. We have also elected two new directors to the Board, Mr. Peter Moore and Mr. Miljenko Horvat: See "Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act."

Although we believe that we will achieve profitable operations in the future, there can be no assurance that our revenue, margins, and profitability will increase, or be sufficient to support our operations in the long term. We expect we will need to raise additional capital to meet short and long-term operating requirements. We believe that private placements of equity capital and debt financing may be adequate to fund our long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of our current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our business operations. We are continuing to pursue external financing alternatives to improve our working capital position and to grow the business to the greatest possible extent.

MATERIAL COMMITMENTS

CELESTINE ASSET MANAGEMENT

One of our significant material commitments for fiscal year 2007 is the principal amount of $300,000 due and owing pursuant to a secured and subordinated loan agreement with Celestine Asset Management ("CAM"). The term of the loan is from October 22, 2005 to April 22, 2007, and the interest rate is 12% per annum, calculated semi-annually, with payments due semi-annually. The principal of $300,000 is due on April 22, 2007. The security granted to CAM is pursuant to: (i) a fixed charge and a security interest in our existing accounts receivable insurance policy obtained through Export Development Canada and St. Paul Guarantee Insurance Company respecting losses sustained us; and (ii) a floating charge and a security interest in all of our assets, subject and subordinate to any borrowing by us with banks and lending institutions.

CANADIAN DEPARTMENT OF FOREIGN AFFAIRS AND INTERNATIONAL TRADE

One of our significant material commitments for fiscal 2007 is the amount of $27,801 (CDN $32,360) advanced from the Canadian Department of Foreign Affairs and International Trade under its Program for Export Market Development ("PEMD"), to be used to promote the sales of Canadian goods into foreign markets. The agreement was signed on January 7, 2004. The loan is to be paid back each year at 4% of incremental foreign sales over the base year amount by December of the following year. There is no interest charged on the outstanding amount. The base year amount was approximately $486,938 (CDN $589,000). There was no amount payable for the year 2006. If at the end of year five the loan is not paid back, then the outstanding balance of the loan will be forgiven.

LOANS

One of our significant material commitments for fiscal 2007 is the additional amount of $100,000.00 advanced by Robert Edmunds, one of our directors, to facilitate the production of the new apparel designs. The $100,000 loan is evidenced by the issuance of a promissory note dated January 16, 2007 in the name of Robert Edmunds in the principal amount of $100,000 maturing April 30, 2007 with interest accruing thereon at the rate of 12% per annum (the "$100,00 Note"). We also entered into a secured loan agreement with Robert Edmunds dated January 16, 2007 (the "$100,000 Loan Agreement") and a security agreement dated January 16, 2007 (the "$100,000 Security Agreement"). In accordance with the terms and provisions of the $100,000 Security Agreement, we granted to Robert Edmunds a security interest in and to certain collateral, including equipment, accounts receivable, and other property. See Item 12. Certain Relationships and Related Transactions and Director Compensation.

One of our significant material commitments for fiscal 2007 is the amount of $400,000.00 advanced by Robert Edmunds, one of our directors, to facilitate the production of the new apparel designs. The $400,000 loan is evidenced by the issuance of a promissory note dated February 19, 2007 in the name of Robert Edmunds in the principal amount of $400,000 maturing February 29, 2008 with interest accruing thereon at the rate of 12% per annum (the "$400,000 Note"). We also entered into a secured loan agreement with Robert Edmunds dated October 1, 2006 (the "$400,000 Loan Agreement") and a security agreement dated October 1, 2006 (the "$400,000 Security Agreement"). In accordance with the terms and provisions of the $400,000 Security Agreement, we granted to Robert Edmunds a security interest in and to certain collateral, including equipment, accounts receivable, and other property. See Item 12. Certain Relationships and Related Transactions and Director Compensation.

OFF BALANCE SHEET ARRANGEMENTS

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

ITEM 7. FINANCIAL STATEMENTS

NATURALLY ADVANCED TECHNOLOGIES, INC.

Consolidated Financial Statements

December 31, 2006

INDEX

Report of Independent Registered Public Accounting
Firm dated March 22, 2007                                                    40

Consolidated Balance Sheets                                                  42

Consolidated Statements of Operations                                        43

Consolidated Statements of Cash Flows                                        44

Consolidated Statement of Stockholders' Equity                               45

Notes to Consolidated Financial Statements                                   46

DALE MATHESON
CARR-HILTON LABONTE LLP
--------------------------
DMCL CHARTERED ACCOUNTANTS

Partnership of:

Vancouver
Robert J. Burkart, Inc.   James F. Carr-Hilton, Ltd.   Keneth P. Chong, Inc.
Alvin F. Dale, Ltd.       Barry S. Hartley, Inc.       Reginald J. LaBonte, Ltd.
Robert J. Matheson, Inc.  Rakesh I. Patel, Inc.

South Surrey
Michael K. Braun Inc.     Peter J. Donaldson, Inc.

Port Coquitlam
Wilfred A. Jacobson, Inc. Fraser G. Ross, Ltd.         Brian A. Shaw Inc.




         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
--------------------------------------------------------------------------------


To the Stockholders and Board of Directors of Naturally Advanced Technologies Inc. (formerly Hemptown Clothing Inc.)

We have audited the consolidated balance sheets of Naturally Advanced Technologies Inc. (formerly Hemptown Clothing Inc.) as at December 31, 2006 and 2005 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and 2005 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended in accordance with generally accepted accounting principles in the United States of America.

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


                                                                         "DMCL"
                                          DALE MATHESON CARR-HILTON LABONTE LLP
                                                          CHARTERED ACCOUNTANTS
         March 22, 2007
         Vancouver, Canada

VANCOUVER:      SUITE 1500 - 1140 WEST PENDER STREET, VANCOUVER, B.C., CANADA
                V6E 4GI, TEL: 604 687 4747 FAX: 604689 2778 MAIN RECEPTION

South Surrey    Suite 301 - 1656 Martin Drive, White Rock, B.C., Canada
                V4A 6E7, Tel: 604 531 1154 Fax: 604 538 2613

Port Coquitlam  Suite 700 - 2755 Lougheed Higway, Port Coquitlam, B.C., Canada
                V38 5Y9, Tel: 604 941 8266 Fax: 604 941 0971

        NATURALLY ADVANCED TECHNOLOGIES, INC.
        (formerly Hemptown Clothing Inc.)
        Consolidated Financial Statements
        (In US Dollars)


        December 31, 2006





        INDEX


        Report of Independent Registered Public Accounting Firm

        Consolidated Balance Sheets

        Consolidated  Statements of Operations

        Consolidated Statements of Cash Flows

        Consolidated Statement of Stockholders' Equity

        Notes to Consolidated Financial Statements


NATURALLY ADVANCED TECHNOLOGIES, INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
Consolidated Balance Sheets
(In US Dollars)

---------------------------------------------------------------------------------------------------
                                                                 December 31,        December 31,
                                                                     2006                2005
---------------------------------------------------------------------------------------------------

ASSETS

CURRENT
    Cash and cash equivalents                                  $      414,233      $     1,260,939
    Accounts receivable                                               379,943              162,576
    Investment in subsidiaries                                              -                    -
    Inventory                                                         260,175              276,141
    Prepaid expenses and other                                         90,039               75,128
---------------------------------------------------------------------------------------------------
                                                                    1,144,390            1,774,784

PROPERTY AND EQUIPMENT (NOTE 8)                                         6,690               17,129

INTANGIBLE ASSETS (NOTE 9)                                             52,997                1,159
---------------------------------------------------------------------------------------------------
                                                               $    1,204,077      $     1,793,072
===================================================================================================


LIABILITIES

CURRENT
    Accounts payable and accrued liabilities                   $      469,811      $       382,007
    Due to related parties (Note 7)                                   121,630               30,449
    Capital lease obligation, current portion                           4,838                1,499
    Note payable (Note 5)                                             300,000              100,000
    Short term loan (Note 6)                                                -               29,467
---------------------------------------------------------------------------------------------------
                                                                      896,279              543,422

NOTE PAYABLE (NOTE 5)                                                       -              300,000
LONG TERM DEBT (NOTE 10)                                               27,770               27,801
CAPITAL LEASE OBLIGATION                                                1,544               12,452
---------------------------------------------------------------------------------------------------
                                                                      925,593              883,675
---------------------------------------------------------------------------------------------------

MINORITY INTEREST (NOTE 4)                                                  -              270,308
---------------------------------------------------------------------------------------------------

COMMITMENTS (NOTES 13 AND 20(b))

STOCKHOLDERS' EQUITY

CAPITAL STOCK (NOTE 11)
    Authorized:100,000,000 common shares without par value
    Issued and outstanding :  23,750,154 common shares
                              (December 31, 2005 - 16,811,815)      4,120,646            2,242,128

ADDITIONAL PAID-IN CAPITAL                                            254,232            1,062,391

ACCUMULATED OTHER COMPREHENSIVE INCOME                                 53,536               12,259

DEFICIT                                                            (4,149,930)          (2,677,689)
---------------------------------------------------------------------------------------------------
                                                                      278,484              639,089
---------------------------------------------------------------------------------------------------
                                                               $    1,204,077      $     1,793,072
===================================================================================================

The accompanying notes are an intergral part of these consolidated financial statements.



NATURALLY ADVANCED TECHNOLOGIES, INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
Consolidated Statements of Operations
Year ended December 31, 2006 and December 31, 2005
(In US Dollars)

-------------------------------------------------------------------------------------------------------
                                                                        2006                 2005
-------------------------------------------------------------------------------------------------------

SALES                                                             $     1,266,781      $       958,238

COST OF SALES                                                             935,908              681,256
-------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                              330,873              276,982
-------------------------------------------------------------------------------------------------------

EXPENSES
      Advertising and promotion                                           228,521              202,518
      Bad debts                                                             4,506               16,029
      Consulting fees                                                      17,682               49,162
      Consulting fees - stock-based compensation                           80,784               55,155
      Contract labour                                                     291,607              260,402
      Contract labour - stock based compensation                                -               15,000
      Amortization & depreciation                                          17,919               11,925
      Insurance                                                            37,912               18,011
      Interest                                                             81,155               83,973
      Legal and accounting                                                192,072              124,603
      Office and general                                                  178,706              141,134
      Rent                                                                 50,271               40,835
      Research and development                                            237,531              136,097
      Salaries & benefits                                                 318,214              278,534
      Salaries & benefits - stock based compensation                       95,727                    -
      Government grant, net of fees (Note 18)                             (37,952)            (201,101)
      Gain on settlement of debt (Note 11)                                (48,161)             (21,917)
-------------------------------------------------------------------------------------------------------

                                                                        1,746,494            1,210,360
-------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                   (1,415,621)            (933,378)

Minority Interest (Note 4)                                                 40,722               56,620

-------------------------------------------------------------------------------------------------------
NET LOSS FOR THE YEAR                                             $    (1,374,899)     $      (876,758)
=======================================================================================================

Loss per share (basic and diluted)                                $         (0.07)     $         (0.06)
=======================================================================================================

Weighted average number of common shares outstanding                   19,180,368           14,365,070
=======================================================================================================

The accompanying notes are an intergral part of these consolidated financial statements.


NATURALLY ADVANCED TECHNOLOGIES, INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
Consolidated Statements of Cash Flows
Year ended December 31, 2006 and December 31, 2005
(In US Dollars)

-------------------------------------------------------------------------------------------
                                                                     2006             2005
-------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss for the year                                      $ (1,374,899)  $     (876,758)
  Adjustments to reconcile net loss to net cash from
  operating activities
   Depreciation & amortization                                     17,919           11,925
   Gain on settlement of debt                                     (48,161)         (21,917)
   Stock based compensation                                       176,511           70,155
   Minority Interest                                              (40,722)         (56,620)
   Deferred financing costs                                             -           10,815
CHANGES IN WORKING CAPITAL ASSETS AND LIABILITIES
  Decrease (increase) in accounts receivable                     (179,415)          57,050
  Decrease (increase) in government grant receivable              (37,952)               -
  Decrease (increase) in inventory                                 15,966           42,464
  Decrease (increase) in prepaid expenses                         (14,911)           4,517
  (Decrease) increase in accounts payable and accrued
    liabilities                                                   135,965           44,841
  (Decrease) Increase in due to related parties                    91,181                -
-------------------------------------------------------------------------------------------

  Net cash flows used in operating activities                  (1,258,518)        (713,528)
-------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES

  Purchase of property and equipment                               (4,812)          (6,771)
  Acquisition of trademarks & license                             (54,506)               -
-------------------------------------------------------------------------------------------

Net cash flows used in investing activities                       (59,318)          (6,771)
-------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Issuance of capital stock for cash                              569,318          750,550
  Proceeds from sale of Crailar shares                                  -        1,300,000
  Bank loan repayment                                                   -         (100,545)
  Notes payable                                                  (100,000)              -
  Related parties advances (payments)                                   -          (17,347)
  Long term debt                                                      (31)             879
  Short term debt                                                 (29,467)          29,467
  Capital lease obligation                                         (7,569)          (1,726)
-------------------------------------------------------------------------------------------

Net cash flows from financing activities                          432,251        1,961,278
-------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS       38,879            6,328
-------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                       (846,706)      1,247,307

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      1,260,939         13,632
-------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                          $ 414,233   $    1,260,939
===========================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
AND NON-CASH FINANCING AND INVESTING ACTIVITIES:
     Cash paid for interest                                     $  78,581   $       95,973
     Capital stock issued in settlement of accounts payable     $       -   $       50,638
     Capital stock issued in settlement of related party debt   $       -   $       78,810
     Capital stock issued in exchange for Crailar shares        $ 324,531   $            -


The accompanying notes are an intergral part of these consolidated financial statements.


NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
Consolidated Statement of Stockholders' Equity
December 31, 2006
(In US Dollars)

-----------------------------------------------------------------------------------------------------------------------------------

                                                                         Payables                 Accumulated
                                              Common shares     Share with equity  Additional           other
                                         ----------------------      subscription    paid-in    comprehensive
                                           Shares     Amount            components   capital    income\(loss)    Deficit     Total
                                                         $           $        $          $           $             $           $
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2004                13,270,035 1,359,448        -        -      41,367         8,328  (1,800,931)   (391,788)

Exercise of stock options at $0.50
  per share                                   30,000    10,800        -        -           -             -           -      10,800
Issuance of common stock                   3,268,000   750,550        -        -           -             -           -     750,550
Issuance of common stock for payment
  of services                                      -    24,600        -        -           -             -           -      24,600
Issuance of common stock on settlement
  of debt                                    243,780    96,730                 -           -             -           -      96,730
Stock-based compensation                           -         -                        45,555             -           -      45,555
Increase in equity from sale of Crailar
  shares                                           -         -                       975,469             -           -     975,469
Components of comprehensive income (loss)
    Foreign currency translation                   -         -        -        -           -         3,931           -       3,931
    Net loss                                       -         -        -        -           -             -    (876,758)   (876,758)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 2005                16,811,815 2,242,128        -        -   1,062,391        12,259  (2,677,689)    639,089

Exercise of stock options at $0.20
  per share                                    8,336     1,667        -        -           -             -           -       1,667
Issuance of common stock for cash          1,710,003   567,651                             -             -           -     567,651
Issuance of common stock in exchange
  for Crailar shares                       5,200,000 1,300,000                      (975,469)            -           -     324,531
Issuance of common stock for payment
  of services                                 20,000     9,200                             -                                 9,200
Stock-based compensation                           -         -        -        -     167,310             -           -     167,310
Components of comprehensive income (loss)
    Foreign currency translation                   -         -        -        -           -        41,277           -      41,277
    Net loss                                       -         -        -        -           -             -  (1,374,899) (1,374,899)
    Minority Interest                              -         -        -        -           -             -     (97,342)    (97,342)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 2006                23,750,154 4,120,646        -        -     254,232        53,536  (4,149,930)    278,484
===================================================================================================================================



The accompanying notes are an integral part of these consolidated financial statements.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006



1.       NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         Naturally Advanced Technologies Inc. (the "Company") was incorporated in the Province of British Columbia, Canada, on October 6, 1998, and is in the business of manufacturing and sales of clothing made from natural, sustainable fibres. The Company changed its name from Hemptown Clothing Inc. on March 21, 2006.

         GOING CONCERN

         The Company's consolidated financial statements are prepared using generally accepted accounting principles ("GAAP") in the United States of America applicable to a going concern, which contemplates the realization of assets and payment of liabilities in the normal course of business. The Company has incurred losses since inception of $4,149,930, and further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

         During 2006 the Company raised $569,318 from equity funding for working capital requirements. The Company plans to raise additional financing as needed in 2007 through equity placements. However, there can be no assurance that capital will continue to be available as necessary to meet the Company's ongoing working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company.

         COMPARATIVE FIGURES

         Certain of the comparative figures have been reclassified to conform to the current year's presentation.


2.       SIGNIFICANT ACCOUNTING POLICIES

         a)     Principles of Consolidation

                The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Hemptown USA,

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

                Inc., a Nevada incorporated company; 0697872 B.C. Ltd., a British Columbia incorporated company with extra-provincial registration; and its 100% ownership in Crailar Fiber Technologies Inc., a British Columbia incorporated company with extra-provincial registration. 0697872 B.C. Ltd. was incorporated to hold ownership of a proposed fibre processing plant in Saskatchewan. Hemptown USA, Inc. was incorporated in order to enable the Company to factor its U.S. sales invoices as required by Spectrum Financial Corporation ("Spectrum") (see
                Note 6). Hemptown USA, Inc. and 0697872 B.C. Ltd. were incorporated by the Company during 2004. Crailar Fiber Technologies Inc was incorporated during 2005 and a 25% interest was subsequently sold during the year ended December 31, 2005 and repurchased August 21, 2006 (Refer to Note 4). All significant inter-company transactions and account balances have been eliminated upon consolidation.

         b)     Cash and cash equivalents

                Cash   equivalents   consist  of  term  deposits  with  original
                maturities of three months or less.

         c)     Use of Estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring management's estimates and assumptions are determining the allowance for doubtful accounts, the fair value of transactions involving common stock, and financial instruments and deferred tax balances

         d)     Accounts receivable and allowance for doubtful accounts

                Accounts receivable are recorded net of allowance for doubtful accounts and reserves for returns. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company is required to estimate the collectibility of its receivables. Reserves for returns are based on historical return rates and sales patterns. Allowances for doubtful accounts are established through the evaluation of aged accounts receivable and prior collection experience to estimate the ultimate realization of these receivables.

         e)     Business segment information

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006


                The Company discloses information about its reportable segments in accordance with SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." The Company's reportable segments are operating divisions. The accounting policies of the operating segments are the same as those for the Company.

         f)     Revenue Recognition

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

         g)     Inventory

                Inventory consists solely of finished goods and value is determined at the lower of either a first-in, first-out basis, or net realizable value. Cost includes all direct materials, labour and freight costs incurred during the manufacturing process.

         h)     Property and equipment

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

         i)     Intangible Assets

                Intangible assets with a finite service life are accounted for at cost. They consist of trademarks and license fee and are amortized over their expected period of benefit, as follows:

                Trademarks                      5 year straight - line
                NRC License Fee                10 year straight - line

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006


         j)     Foreign Currency Translation

                The Company's functional currency is Canadian dollars. The Company translates its financial statements to U.S. dollars using the following method:

                Assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the period-end. Revenues and expenses are translated throughout the period at the average exchange rate. Exchange gains or losses from such translations are included in comprehensive income, as a separate component of stockholders' equity.

                Foreign currency transaction gains and losses are included in results of operations.

         k)     Income Taxes

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

         l)     Comprehensive Income

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

         m)     Stock-based Compensation

                On January 1, 2006,  the Company  adopted  SFAS No. 123 (revised
                2004) (SFAS No. 123R), "SHARE-BASED PAYMENT", which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006


                instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company's fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

                Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE", as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

                The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the year ended December 31, 2005:

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006



                                                                            Year ended
                                                                         December 31, 2005
                                                                       ----------------------

                Net loss                                 As reported             $ (876,758)
                SFAS 123 compensation expense            Pro-forma                 (551,384)
                                                                       ----------------------

                Net loss                                 Pro-forma             $ (1,428,142)
                                                                       ======================

                Pro-forma basic net loss per share       Pro-forma                  $ (0.10)
                                                                       ======================

         n)     Earnings (Loss) Per Share

                Basic and diluted earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "EARNINGS PER Share". Common stock equivalents from stock options and warrants were excluded from the calculation of net loss per share for December 31, 2006, and 2005 as their effect is anti-dilutive.

         o)     Long-Lived Asset Impairment

                The Company reviews the carrying amount of long-lived and intangible assets for impairment annually and whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or have been impaired. The determination of impairments is based on a comparison of undiscounted estimated future cash flows anticipated to be generated during the remaining life of the asset to the net carrying value of the asset. If impairment is determined, the long lived asset is written down to fair value.

         p)     Risk Management

                CURRENCY RISK. Although the Company conducts its business principally in Canada, the majority of its purchases are made in U.S. currency. Additionally, the majority of the Company's debt is denominated in U.S. currency. The Company does not currently hedge its foreign currency exposure and accordingly is at risk for foreign currency exchange fluctuations.

                CREDIT RISK. Credit risk is managed by dealing with customers whose credit standing meet internally approved policies, and by ongoing monitoring of credit risk. As at December 31, 2006, the Company had significant concentrations of credit exposure to two customers however management has determined that these customers do not pose a significant credit risk.

                INTEREST RATE RISK. All term debt has fixed interest rates and no significant exposure to interest rate fluctuation risk.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006


         q)     Research and Development

                Research and development costs are charged to expenses as incurred. Development costs of technology to be sold, leased or otherwise marketed are subject to capitalization beginning when technological feasibility has been established and ending when a process or product is available for general release to customers. Research and development costs totaled $237,531 in the year ended December 31, 2006 ($136,097 - 2005) of which $217,757 ($127,663 - 2005) were attributable to Crailar Fiber Technologies development of its bast fiber technology. The balance of research and development costs are for new apparel development.

         r)     Recent Accounting Pronouncements

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

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006


                In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

                In February 2007, the FASB issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

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

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006



3.       FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash and cash equivalents, accounts receivable, loans payable, notes payable, accounts payable and accrued liabilities, capital lease obligation, and due to related parties. It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of the Company's financial instruments are estimated by management to approximate their carrying values due to their immediate or short-term maturity. The fair value of advances due to related parties is not determinable due to the nature of their repayment terms and conditions.


4.       MINORITY INTEREST

         Crailar Fiber Technologies Inc. was incorporated on April 5, 2005. It was incorporated for the purpose of developing bast fiber technology.

         During the year ended December 31, 2005, the Company's subsidiary, Crailar Fiber Technologies Inc. ("Crailar"), issued 1,300,000 shares from treasury at $1.00 per share to new investors for total proceeds of $1,300,000, representing a 25% minority interest in Crailar. On August 21, 2006, pursuant to the terms of a Share Exchange Agreement, the Company re-purchased the 25% minority interest of Crailar in exchange for issuing 5,200,000 units of the Company at $0.25 per unit. (See Note
         11)

         The minority interest share of the loss in Crailar for the period ended August 31, 2006 is $40,722. (2005 - $56,620)


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

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006


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

         A fee of $20,000 was paid in connection with arranging the funding of the loan. The fee was amortized on a straight-line basis over the initial term of the loan (18 months). As of December 31, 2006 the fee has been completely amortized.

         As of October 22, 2005, Celestine renewed the loan until April 22, 2007 at 12% per annum, calculated semi-annually, with interest payments due semi-annually. The loan is due as follows: (a) $100,000 on July 21, 2006; and (b) $300,000 on April 22, 2007. Security remains the same as during the previous term of the loan. There was no fee paid for arranging the renewal of the loan. The $100,000 due on July 21, 2006 was paid on November 2, 2006. Included in accounts payable at December 31, 2006 is an accrual for interest of $11,043 in regards to this loan.


6.       SHORT TERM LOAN

         Spectrum Financial Corporation ("Spectrum")

         On December 18, 2004 the Company entered into an agreement with Spectrum to factor the Company's United States dollar denominated receivables. Spectrum advances funds based on Spectrum approved sales invoices ("non-recourse") and Company approved sales invoices ("recourse") and charges a commission of one and one-quarter percent (1.25%) of all approved invoice amounts. Spectrum advances 70% of the sales invoice when the goods are shipped. The remainder of the invoice less factoring commissions and less any interest owing are paid to the Company upon receipt of funds by Spectrum. In the event of non-receipt by Spectrum, the Company is only responsible to reimburse Spectrum for recourse invoices. Interest is charged by Spectrum on amounts advanced at the rate of one and one-half percent (1.5%) over the Wall Street Journal designated prime or base rate.

         During the year ended December 31, 2006 and 2005 the Company has not incurred any bad debts as a result of non-recourse invoices.

         Minimum factoring commissions payable under this agreement will be $12,000 over each consecutive year, payable at the rate of $1,000 per month.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006


         The Company has granted a subordinated security interest to Spectrum over all accounts receivable, all bank deposits and any tax refunds subject to the priority claims of the note payable to Celestine. (Note
         5)

         As at December 31, 2006 the Company is not indebted to Spectrum.


7.       DUE TO RELATED PARTIES

         On May 5, 2006 the Company received a short-term working capital loan of $100,000 from a director, which was originally due and payable on September 30, 2006. The interest rate is 12% per annum and the loan is secured by a subordinated charge on the assets of the Company. On October 1, 2006 the director agreed to extend the short-term loan under the same terms and the loan is due on January 15, 2007. The interest accrued under the initial loan was paid on October 25, 2006 and an accrual for interest was made on December 31, 2006 in the amount of $3,025 which has been recorded as accounts payable. On January 15, 2007 the director agreed to extend the short-term loan until April 30, 2007.

         As of December 31, 2006 directors and officers were owed a total of $21,630 with respect to prior year's unpaid fees and expenses (December 31, 2005 - $30,449). These amounts owing have no specific terms of repayment, are unsecured, and non-interest bearing.

         Following is a schedule of directors and officers compensation for the years ended December 31, 2006 and 2005


                                                                   FAIR VALUE OF       NUMBER OF       FAIR VALUE OF
                                  ANNUAL          STOCK OPTIONS    STOCK OPTIONS     OPTIONS VESTED   OPTIONS VESTED
                               COMPENSATION      ISSUED IN YEAR    ISSUED IN YEAR        IN YEAR           IN YEAR
          ----------------- -------------------- ---------------- ----------------- ----------------- ----------------

          2006                  $385,852             1,275,000        $271,265          391,696           $85,658
          2005                  $327,920               625,000        $ 78,800          364,600           $45,969


NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006



8.         PROPERTY AND EQUIPMENT
                                                             ACCUMULATED      NET BOOK VALUE         NET BOOK VALUE
                                                COST         DEPRECIATION   DECEMBER 31, 2006      DECEMBER 31, 2005
-------------------------------------------------------------------------------------------------------------------------
 Computer equipment                         $      7,534     $       5,895     $      1,639          $        2,394
 Equipment                                         3,603             3,274              329                     824
 Furniture and fixtures                            7,300             3,628            3,672                   4,432
 Leasehold improvements                            7,999             6,949            1,050                   2,282
 Website                                           8,878             8,878                -                   1,138
 Computer equipment under capital lease           16,613            16,613                -                   5,081
 Telephone equipment under capital lease           6,000             6,000                -                     978
-------------------------------------------------------------------------------------------------------------------------

                                            $     57,927   $        51,237     $       6,690         $       17,129
=========================================================================================================================


9.         INTANGIBLE ASSETS

                                                                           NET BOOK VALUE       NET BOOK VALUE
                                                        ACCUMULATED      DECEMBER 31, 2006       DECEMBER 31,
                                    COST               AMORTIZATION                                  2005
 -------------------------------------------------------------------------------------------------------------------
  Trademarks                       $  34,184            $  1,953                $  32,231           $  1,159
  Licence Fee                         21,481                 715                   20,766                  -
 -------------------------------------------------------------------------------------------------------------------
                                   $  55,665            $  2,668                $  52,997           $  1,159
 ===================================================================================================================

       The aggregate amortization expense for the year ended December 31, 2006 was $2,668. (2005 - $98). Trademarks acquired in 2006 consist of the cost of registration of the tradename CRAILAR in various countries. License fee consists of the Company's initial payment to the the National Research Council of Canada under the terms of a technology license agreement (refer to Note 13(b)).

10.      PEMD PAYABLE

         The Company has been advanced funds in the amount of $27,770 (CDN $32,360) from the Canadian Department of Foreign Affairs and International Trade under its Program for Export Market Development ("PEMD") to be used to promote the sales of Canadian goods into foreign markets. The agreement was signed on January 7, 2004 and there is no interest charged on the outstanding amount. The loan is to be paid back each year at 4% of incremental foreign sales over the base year amount by December of the following year. The base year amount was approximately $717,355 (CDN $835,934). There is no amount payable for the year 2006. If at the end of year five the loan is not paid back, then the outstanding balance of the loan will be forgiven.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006


11.      CAPITAL STOCK

         During the year ended December 31, 2006 the Company issued 6,938,339 shares of common stock as follows:

         a) In January and July of 2006, 60,000 and 250,000 units, at $0.50 and $0.40 per unit respectively, for total proceeds of $130,000. Each unit consists of one common share and one two year non-transferable common stock purchase warrant exercisable at $1.00 per warrant share.

         b) In January 2006, 20,000 shares as stock based compensation for services valued at $9,200 and 8,336 shares pursuant to the exercise of employee options at $0.20 per share for proceeds of $1,667.


         c) Pursuant to a December 2005 agreement, issued 400,000 shares of common stock for proceeds of $100,000.

         d) On August 31, 2006, 5,200,000 units of the Company were issued to re-purchase the 25% minority interest of Crailar Fiber Technologies Inc. (see Note 4). The units consist of one common share and one common stock purchase warrant exercisable at (a) $0.50 per warrant until September 15, 2006; and (b) $1.00 per warrant between September 16, 2006 and March 15, 2007. These warrants expired, unexercised.

         e) In November and December, 2006 issued a total of 1,000,003 units at $0.35 per unit, for total proceeds of $350,000. Each unit consists of one common share and one non-transferable common stock purchase warrant exercisable at $0.75 per share, expiring in November and December 2008.

         f) The Company paid total commissions of $12,349 and they have been recorded as a cost of capital.

         During the year ended December 31, 2005 the Company issued 3,541,780 shares of common stock as follows:

         g) Issued 13,140 and 58,180 units at $0.38 and $0.48 per unit respectively for payment of a total of $50,638 in debt and recognized a gain on settlement of debt of $17,717. Each unit consists of one common share and one-half of one non-transferable eighteen month share purchase warrant exercisable at $0.75 per warrant share during the first 12 months and $1.00 per warrant share for the final six months of the warrant exercise period.

         h) In February 2005 a director and officer subscribed for 172,460 units at $0.37 per unit as settlement of outstanding debt of $63,810. Each unit consists of one common share and one eighteen month non-transferable common stock purchase warrant exercisable at $0.50 per warrant for the first 12 months and $0.75 per warrant for the final six months of the warrant exercise period.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006


         i) In February 2005, a director and officer exercised 30,000 stock options at $0.36 per share in exchange for settling $15,000 due to him. As a result, the Company recognized a gain on settlement of debt of $4,200.

         j) Issued 200,000 units, at $0.20 per unit, for total proceeds of $40,000. Each unit consists of one common share and one-half eighteen month non-transferable common stock purchase warrant, exercisable at $0.50 per warrant during the first 12 months and $1.00 per warrant for the final six months of the warrant exercise period.

         k) Issued 2,700,000 units, at $0.25 per unit, for total proceeds of $675,000. Each unit consists of one common share in the capital stock of the Company and one non-transferable two year common stock purchase warrant exercisable at $0.50 per warrant.

         l) Issued 120,000 shares as stock based compensation for services, valued at $24,600.

         m) Issued 248,000 units, at $0.25 per unit, for total proceeds of $62,000. Each unit consists of one common share and one non-transferable eighteen month common stock purchase warrant exercisable at $0.50 per warrant during the first 12 months and $1.00 per warrant for the final six months of the warrant exercise period.


         n)     Share purchase warrants outstanding at December 31, 2006 are:


                                                           WEIGHTED AVERAGE
                       RANGE OF                                REMAINING
                    EXERCISE PRICES    NUMBER OF SHARES   CONTRACTUAL LIFE (YR)


                    $0.50 - $0.75           100,000(1)           2.00
                    $0.50 - $0.75         2,700,000              0.89
                    $0.50 - $0.75           248,000              0.34
                    $0.50 - $1.00         5,200,000              0.20
                    $0.75 - $1.00         1,000,003              1.92
                    $0.75 - $1.00            29,090              0.47
                    $0.75 - $1.00           310,000              1.43
                   ------------------------------------------------------------
                        TOTAL             9,587,093              0.64
                   ============================================================

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006


                    1) On January 1, 2006, the Company granted 100,000 cash-less warrants at an exercise price of $0.50 per share. The warrants vest at 1/12 per month, beginning January 1, 2006 and expire on January 1, 2009. The fair value of all the warrants granted was determined to be $31,880 using the Black Scholes-Merton ("BSM") option pricing model and assuming an expected life of 3 years, a risk free interest rate of 4.25% and expected volatility of 100%.


                           Share purchase warrants outstanding are:

                           ---------------------------------------------------
                                                                     WEIGHTED-
                                                                     AVERAGE
                                                                     EXERCISE
                                                          SHARES     PRICE
                           ---------------------------------------------------
                           Warrants outstanding at
                             December 31, 2004             552,000   $ 1.97
                           Warrants granted during
                             the year                    3,256,120   $ 0.50
                           Warrants expired during
                             the year                     (252,000)  $ 0.75
                           ---------------------------------------------------
                           Warrants outstanding at
                             December 31, 2005           3,556,120   $ 0.71
                           Warrants granted during
                             the year                    6,610,003   $ 0.96
                           Warrants expired during
                             the year                     (579,030)  $ 1.96
                           ---------------------------------------------------
                           Warrants outstanding at
                             December 31, 2006           9,587,093   $ 0.83
                           ===================================================


12.      STOCK OPTION PLAN

         2006 STOCK OPTION PLAN

         In September 2006, the Company's Board of Directors approved the 2006 Stock Option Plan (the "2006 Plan"), a non-shareholder approved plan for grants of stock options to directors, officers, employees, eligible consultants of the Company and any related company. Based on the terms of the individual option grants, options granted under the 2006 Plan generally expire 3-10 years after the grant date and become exercisable over a period of one year, based on continued employment, either with monthly vesting or upon achievement of predetermined deliverables. The 2006 Plan permits the granting of incentive stock options and nonqualified stock options.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006


         The fair value of options issued during the year ended December 31, 2006 and 2005 was determined using the BSM option pricing model with the following assumptions:

                                            YEAR ENDED         YEAR ENDED
                                         DECEMBER 31, 2006  DECEMBER 31, 2005
                                         -----------------  -----------------
         Risk-free interest rates          4.25% to 4.85%          3%
         Volatility factor                      100%              100%
         Contractual life of options,
           in years                              3                 3
         Weighted average calculated
           value of options granted            $0.20             $0.13



         During the year ended December 31, 2006, the Company granted a total of 1,675,000 three year common stock options to consultants and employees, exercisable at $0.31 per share which were valued at $330,401. These options were granted under the terms of the Company's 2006 Plan. Of this amount, 925,000 vested during the year and accordingly an expense of $95,594 has been recorded with respect to those options.

         In 2005, the Company registered 2,024,500 stock options under an S-8 Registration Statement.


         2004 STOCK OPTION PLAN

         The 2004 Stock Option Plan (the "2004 Plan") is a shareholder approved Plan that provides for grants to key individuals. Based on the terms of the individual option grants, options granted under the 2004 Plan generally expire 3-10 years after the grant date and generally become exercisable over a period of one year, based on continued employment, with monthly vesting. The 2004 Plan permits the granting of incentive stock options only.

         During the year ended December 31, 2005, the Company granted 787,500 stock options at an exercise price of $0.20 per share, under the Company's 2004 Plan. The options vest at 1/12 per month beginning June 10, 2005, and expire on May 10, 2008. Of the total number of options granted, 25,000 were granted to consultants and 762,500 were granted to directors and employees the latter of which were registered under an S-8 Registration Statement. The fair value of all of the options granted was determined to be $99,400.

         The 25,000 options granted to consultants were valued at $3,200 and will be recorded as a consulting expense over the vesting period, $1,333 ($1,867 - 2005) of which has been recorded for the year ending December 31, 2006.

         The fair value for the 762,500 options granted to directors and employees was determined to be $96,200, $57,698 of which has been recorded on a pro forma basis as of December 31, 2005. The amount recorded in the year ended December 31, 2006 was $38,502.

         On July 5, 2005, the Company registered 2,024,500 common stock options exercisable at $0.21 per share under an S-8 Registration Statement under the 2004 Stock Option Plan.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006


         A SUMMARY OF THE COMPANY'S STOCK OPTIONS ARE AS FOLLOWS:

         ------------------------------------------------------------------
                                                                  WEIGHTED
                                                                  AVERAGE
                                                                  EXERCISE
                                                        PRICE     PRICE
         ------------------------------------------------------------------
         Options outstanding, December 31, 2004       3,935,500   $   0.70
         Options exercised during the year              (30,000)  $   0.50
         Options granted during the year                787,500   $   0.20
         Options cancelled during the year             (632,000)  $   0.29
         ------------------------------------------------------------------
         Options outstanding, December 31, 2005       4,061,000   $   0.67
         Options exercised during the year               (8,336)  $   0.20
         Options expired during the year             (1,679,000)  $   0.67
         Options granted during the year              1,675,000   $   0.33
         Options cancelled during the year             (450,000)  $   0.67
         ------------------------------------------------------------------
         Options outstanding, December 31, 2006       3,598,664   $   0.51
         ==================================================================

         -----------------------------------------------------------------------
                                      DECEMBER 31, 2006
         -----------------------------------------------------------------------
                OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
         -----------------------------------------------  ----------------------
                                      WEIGHTED
                                       AVERAGE WEIGHTED                WEIGHTED
            RANGE OF                 REMAINING  AVERAGE                 AVERAGE
            EXERCISE       NUMBER  CONTRACTUAL EXERCISE        NUMBER  EXERCISE
              PRICES  OUTSTANDING     LIFE(YR)    PRICE   EXERCISABLE     PRICE
         -----------------------------------------------  ----------------------
         $0.01-$0.50    2,304,164       2.27      $0.30   1,070,876       $0.28
         $0.51-$1.00    1,294,500       0.49      $0.89   1,294,500       $0.89
         -----------------------------------------------  ----------------------
                        3,598,664       1.63      $0.51   2,365,376       $0.61
         ===============================================  ======================


         -----------------------------------------------------------------------
                                      DECEMBER 31, 2005
         -----------------------------------------------------------------------
                OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
         -----------------------------------------------  ----------------------
                                      WEIGHTED
                                       AVERAGE WEIGHTED                WEIGHTED
            RANGE OF                 REMAINING  AVERAGE                 AVERAGE
            EXERCISE       NUMBER  CONTRACTUAL EXERCISE        NUMBER  EXERCISE
              PRICES  OUTSTANDING     LIFE(YR)    PRICE   EXERCISABLE     PRICE
         -----------------------------------------------  ----------------------
         $0.01-$0.50    1,354,500       1.75      $0.32     697,000       $0.36
         $0.51-$1.00    2,706,500       1.25      $0.83   1,823,883       $0.80
         -----------------------------------------------  ----------------------
                        4,061,000       1.42      $0.67   2,520,883       $0.71
         ===============================================  ======================

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006


13.        COMMITMENTS AND CONTINGENCIES

         a)     ANNUAL LEASES

                The Company is committed to current annual lease payments totaling $81,077 for premises under lease. The lease expires in 2009. Approximate minimum lease payments over the remainder of the leases are as follows:

                                                  $

                    2007                        36,222

                    2008                        38,395

                    2009                         6,460
                    ----------------------------------
                    Total                       81,077
                    ==================================

         b) NATIONAL RESEARCH COUNCIL OF CANADA ("NRC") COLLABORATION In May 2004, the Company entered into a joint collaboration agreement with the NRC to develop a patentable enzyme technology for the processing of hemp fibres. The agreement was for three years and expires on May 9, 2007. The National Research Council of Canada is to be paid as it conducts work on the joint collaboration. As the NRC completes research and development work, the monies became due. There are no further costs or other off-balance sheet liabilities associated with the NRC agreement.

                Over the term of the agreement, the Company was required to pay the NRC $234,609 (CDN $282,000) in cash. In addition to cash payments, the Company will contribute research and development valued at approximately $460,483 (CDN $553,500). Payments are due quarterly and the first installment of $6,900 (CDN $9,200) was paid in July 2004. All amounts payable for 2004, 2005 and 2006 have been paid, with a total of $81,953 paid for 2006. The final amount due on March 1, 2007 of $20,595 (CDN $24,000) was paid on that date.

                On November 1, 2006, the Company entered into a technology license agreement with the NRC. The license agreement allows the Company a worldwide license to use and sublicense the NRC technology called CRAILAR. The Company has paid an initial $21,453 (CDN $25,000) fee and will pay an ongoing royalty percentage on sales of products derived from the CRAILAR process of 3% to the NRC with a minimum annual payment set at $12,872 (CDN$15,000) per year.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006


         c)     CEO AGREEMENT

                On August 15, 2006 the Company signed an agreement with its Chief Executive Officer who will receive $12,500 a month for the period of one year and 500,000 options if certain conditions are met. The contract can be cancelled by either party with 30 days notice. As at December 31, 2006 none of the options had vested.

         d)     CONTINGENCY

                On May 10, 2006, the Company's prior Chief Operating Officer (the "Plaintiff") initiated legal proceedings against the Company by filing a Writ of Summons and Statement of Claim in the Superior Court of British Columbia, civil action no. S-063043. The claim is for wrongful dismissal and the Plaintiff has claimed the following:

                     i. an Order that the Company pay the Plaintiff $163,090 (CDN $182,988)
                     ii. damages in an unspecified amount for wrongful dismissal, and
                     iii. an  Order  that the  Company  provide  options  to the
                          Plaintiff in the following amounts and at the following prices: 100,000 shares at market price, 100,000 shares at $0.75 US per share, 120,000 shares at $0.20 US per share, and 250,000 shares at a price equal to that offered to other directors of the Company under the Company's Stock Option Plan,
                     iv.  plus costs and interest.

                The Company has filed a Statement of Defence and believes this claim is without merit. The outcome of this lawsuit cannot be predicted as the litigation process is inherently uncertain. As of the date of these financial statements the Company has accrued all amounts owing to the Plaintiff under the terms of his contract. Any additional amount of possible loss has not been accrued because it cannot be reasonably estimated.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006


14.      INCOME TAXES


         As at December 31, 2006, the Company has estimated tax loss carry forwards for tax purposes of approximately $3,795,000 (2005 - $2,514,000) which expire between 2007 and 2026. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the realizability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

         The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

                                                        2006            2005
                                                   ----------------------------


         Loss before income taxes                  $  1,415,621    $    933,378
         Corporate tax rate                                 34%             35%
                                                   ----------------------------
         Expected income tax provision (recovery)      (481,311)       (326,682)


         Increase ( Decrease) resulting from:

           Non-deductible stock option expense           60,014          26,250
           Non-deductible expenses                        2,232           5,803
           Financing costs                                 (840)              -
           Valuation Allowance                          419,905         294,629

                                                   ----------------------------
         Future income tax provision (recovery)    $          -   $          -
                                                   ============================

         The tax effects of temporary differences that give rise to the Company's future tax asset (liability) are as follows:

                                                2006            2005
                                            ------------------------------

       Loss carry forwards                  $  1,275,000    $   763,500
       Deductible research and
         development expenditures                 32,000         32,000
       Valuation allowance                    (1,307,000)      (795,500)

                                            ------------------------------
                                            $          -    $         -
                                            ==============================

         As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

         The Company's non-capital losses which can be applied to educe future taxable income, expire as follows:

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006


                   YEAR OF EXPIRY                       AMOUNT
                ----------------------------    ---------------------
                        2007                              51,000
                        2008                             122,000
                        2009                             350,000
                        2010                             438,000
                        2014                             738,000
                        2015                             870,000
                        2026                           1,226,000
                                                 --------------------
                                                      $3,795,000
                                                 ====================

15.      RELATED PARTY TRANSACTIONS

         During the year ended December 31, 2006, $385,853 (2005 - $305,348) was incurred as remuneration to officers and directors of the Company. Of this amount, $122,891 (2005 - $121,326) is recorded as salaries and employee benefits expense and $262,962 (2005 - $184,022) is recorded as contract labor expense.

         On July 9, 2004, 1,050,000 stock options were granted to directors of the Company. As of December 31, 2005 all of the directors stock options issued on July 9, 2004 had vested. A pro forma expense of $347,658 representing the estimated fair value of these options has been recognized for these options in 2005, as disclosed in Note 2 (m).

         On May 10, 2005, the Company granted 762,500 five year stock options at an exercise price of $0.20 per share, to directors and employees. These options were valued at $96,200 and have been recorded as stock based compensation expense over the one year vesting period.

         On August 23, 2006, the Company granted 725,000 five year stock options at an exercise price of $0.31 per share, under the Company's 2006 Stock Option Plan to employees and directors. These options were valued at $144,047 and will be expensed over their one year vesting period commencing September 23, 2006. Accordingly an expense of $48,025 has been recognized in the year ended December 31, 2006.

         All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. (See also Notes 11 and 20(b).)

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006


16.      CONCENTRATION RISK

         For the year ended December 31, 2006, four suppliers accounted for 100% of the Company's purchases of inventory. Two suppliers are located in China and supplied 69% of the Company's purchases, the other two suppliers are located in North America and supply approximately 31%.

         For the year ended December 31, 2005, two suppliers accounted for 100% of the Company's purchases of inventory. One supplier is located in China and represented 94% of the Company's purchases and the other is located in California and represented 6%.


17.      PROPERTY TRANSFER

         On July 3, 2004, the Company received 80 acres of industrial property in Craik, Saskatchewan for development as a hemp fibre mill. The Company, through its subsidiary 068782 B.C. Ltd., was granted title to the land from the Town of Craik and the Rural Municipality of Craik No. 222 in exchange for $1. Provided the Company is successful in the development of a mill, by July 1, 2007, there will be no further obligations to the Town of Craik. However, if unsuccessful, the Company will either purchase the land for $35,000 or surrender the land back to Craik. The transfer of the registration of title was completed on February 8, 2005.

18.      GOVERNMENT GRANT

         The  Company  is  eligible  for  certain   non-refundable  grants  from
         Government of Canada under its Scientific Research and Development tax credit program ("SRED Program").

         During 2006 the Company recorded an additional grant receivable of $37,952 ($201,101 - 2005). The Company received the government grant in January 2007.

         The above government grant, net of fees, has been recorded as a recovery of expenses in the year ended December 31, 2006.


19.      SEGMENTED INFORMATION

         The  Company's  consolidated  operations  are conducted in two business
         segments,   Naturally  Advanced  Technologies  Inc  and  Crailar  Fiber
         Technologies Inc.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006



FOR THE YEAR ENDED DECEMBER 31, 2006
---------------------------------------------
                                                   Naturally Advanced        Crailar Fiber              Total
                                                    Technologies Inc       Technologies Inc
                                                            $                      $                      $

Revenue from continuing operations               1,266,781                      -              $     1,266,781
Operating profit (loss)                         (1,202,916)              (212,705)                   1,415,621

As at December 31, 2006
Total assets                                       710,198                493,879                    1,204,077
Intangible Assets                                        -                 52,997                       52,997


FOR THE YEAR ENDED DECEMBER 31, 2005
---------------------------------------------
                                                   Naturally Advanced        Crailar Fiber              Total
                                                    Technologies Inc       Technologies Inc
                                                            $                      $                      $

Revenue from continuing operations                 958,238                      -                      958,238
Operating profit (loss)                           (788,941)              (144,437)                     933,378

As at December 31, 2005
Total assets                                       702,278              1,090,794                    1,793,072

Intangible Assets                                        -                 1,159                         1,159


The reconciliation of the segment profit to net income as reported in the financial statements is as follows:

For the years ended December 31,             2006                   2005
                                              $                      $

Segment (Loss)                           (1,415,621)              (933,378)
Minority Interest                            40,722                 56,620
Net Income                               (1,374,899)              (876,758)



20.      SUBSEQUENT EVENTS

         Subsequent to December 31, 2006 the Company issued 428,572 shares of common stock as follows:

         a) On January 4, 2007, the Company issued 428,572 units, at $0.35 per unit, for total proceeds of $150,000. Each unit consists of one common share and one non-transferable common stock purchase warrant exercisable at $0.75 per warrant share, expiring January 31, 2009.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006


         b) On February 19, 2007, the Company signed a secured loan agreement with a director for financing of future apparel manufacturing. Under the terms of this agreement, the Company can borrow up to $400,000 at an interest rate of 12% with a 1% charge for each draw on the loan. The loan is secured by a subordinated charge on the assets of the Company and will mature February 28, 2008. On March 21, 2007 the Company made a draw on the loan of $180,000.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 12, 2004, our Board of Directors approved and authorized the engagement of Dale Matheson Carr-Hilton LaBonte, Chartered Accountants ("DMCHL"), as our independent public accountants. On June 16, 2004, we engaged DMCHL of Suite 1700, 1140 West Pender Street, Vancouver, British Columbia, Canada V6E 4G1, as our principal independent accountant.

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Kenneth Barker, our Chief Executive Officer ("CEO"), and Guy Prevost, our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of

December 31, 2006. Based on that evaluation, Messrs. Barker and Prevost concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decsions regarding required disclosure. Such officers also confirm that there was no change in our internal control over financial reporting during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE REPORT

Our Board of Directors has established an audit committee. The members of the audit committee are Mr. Robert Edmunds, Mr. Miljenko Horvat and Ms. Larisa Harrison. Two of the members of the audit committee are "independent" within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was organized in June 2004 and operates under a written charter adopted by the Board of Directors.

The audit committee has reviewed and discussed with management our audited financial statements as of and for fiscal year ended December 31, 2006. The audit committee has also discussed with DMCHL the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from DMCHL required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with DMCHL their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to our Board of Directors that the audited financial statements referred to above be included in our Annual Report on Form 10-KSB for fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission.

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

As of the date of this Annual Report, our directors and executive officers, their ages and positions held are as follows:

NAME                          AGE        OFFICES HELD

Kenneth C. Barker             51         Chief Executive Officer and a Director
Jason Finnis                  35         President/Chief Operating Officer and a
                                         Director
Larisa Harrison               34         Chief Administration Officer and
                                         Secretary/Treasurer and a Director
Jerry Kroll                   47         Director and Chairman of the Board
Guy Prevost                   46         Chief Financial Officer and a Director

Robert Edmunds                49         Director
Peter Moore                   63         Director
Miljenko Horvat               46         Director

BIOGRAPHIES

The backgrounds of our directors and executive officers are as follows:

KENNETH C. BARKER has been our Chief Executive Officer since August 24, 2006 and a member of our Board of Directors since February 6, 2006. Mr. Barker has over twenty years of apparel experience, including merchandising, sourcing and full profit and loss responsibility, public market experience and corporate governance. Mr. Barker is currently a co-president of The Meriwether Group, Inc. of Portland, Oregon, which is a corporate investment and business acceleration firm (the "Meriwether Group"). From approximately October 2003 through April 2005, Mr. Barker was the head of apparel for the North American region for adidas International, where he was responsible for all strategic product and marketing functions within the region. His duties also included providing overall apparel direction and strategy for the adidas North American apparel business, creation of the global brand vision of apparel, and responsible for sales delivery and brand strategy in the North American marketplace. From approximately January 2001 to October 2003, Mr. Barker was the director of apparel for adidas America, where he was responsible for overall profit and loss for the entire apparel business in the United States. Mr. Barker also previously worked for Adidas Canada Limited in Toronto, Canada and Levi Strauss & Co.

JASON FINNIS, Vancouver, British Columbia. Mr. Finnis has been a member of the Board of Directors and our President since December 15, 2000 and our Chief Operating Officer since December 7, 2005. Mr. Finnis has been working as an entrepreneur in the hemp industry since 1994. He has started and grown three different hemp enterprises since 1994 and has built a market for his products, now marketed under the HT Naturals brand name, throughout North America and several cities outside North America. Mr. Finnis has established strong ties with the Federal Government of Canada and was instrumental in removing the Canadian tariff on all imported hemp fabric. Mr. Finnis has been a sought after speaker at many North American universities and conferences speaking on a wide variety of business and industrial hemp related topics. Mr. Finnis attended the University of Victoria in the Faculty of Fine Arts, and possesses broad experience in apparel manufacturing, marketing and sales.

LARISA HARRISON, Vancouver, British Columbia. Ms. Harrison has been a member of the Board of Directors and our Chief Administration Officer and Secretary/Treasurer since December 15, 2000. Ms. Harrison has been working in the hemp clothing industry since 1995. Ms. Harrison was instrumental in creating the growth in demand for our products over the past years. From1998 to 2005, Ms. Harrison worked as a self-employed administrative consultant. providing human resource management, developing customizing computer databases, and providing bookkeeping services for several Canadian businesses. In May of 1998, Ms. Harrison was employed by one of Canada's largest providers of private label fashion to North American department and chain stores. In this role, Ms. Harrison provided product development, sales support and production management for a number of clients. Ms. Harrison possesses extensive experience in the apparel industry, network administration, and graphic design. Ms. Harrison is a graduate of the University of Victoria with a Fine Arts degree from the School of Music.

JERRY KROLL, Vancouver, British Columbia. Mr. Kroll has been a member of the Board of Directors, the Chairman of the Board of Directors and our Chief Executive Officer from October 6, 1998, until Aug 24, 2006 and was our co-founder. Since 1995, Mr. Kroll has also owned and operated Ascend Sportmanagement Inc. under which he acts as a marketing agent, representing drivers and race teams, attracting corporate sponsorship and performing corporate fundraising functions. Mr. Kroll has concentrated his efforts in the areas of CART, Indy Car and support event racing. He has broad marketing experience, including wholesale and retail companies, as well as a background in the operation of franchise systems.

GUY PREVOST, Vancouver, British Columbia. Mr. Prevost is a member of our Board of Directors and, effective May 2, 2005, has been our Chief Financial Officer. Mr. Prevost has over fifteen years of public market experience in accounting, finance and corporate governance. Since 2000, Mr. Prevost has been engaged as the controller for Hotsports Internet Corporation. Mr. Prevost's duties and responsibilities on behalf of the Company will generally entail financial reporting and establishing internal procedures and controls. Mr. Prevost is a member of the Certified General Accountants Association of British Columbia and of the Certified General Accountants' Association of Canada.

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

PETER MOORE has been one of our directors since July 11, 2006 and on our Advisory Board since October 2004. We believe Mr. Moore is generally considered one of the top branding and design experts in the industry. He has over twenty years of footwear and apparel experience, including design and development, involving Nike, adidas and several other prominent brands and concepts in sportswear history. His roles have included creative director at Nike (Air Jordan, Nike Air). Mr. Moore was one of two individuals responsible for creation of the Air Jordan concept during the mid-1980's after which he subsequently left with a colleague to form Sports Inc. a sports marketing company in Portland, Oregon. Mr. Moore was also previously the chief executive officer adidas North America and worldwide creative director of adidas AG.

MILJENKO  HORVAT has been one of our directors  since July 11, 2006.  Mr. Horvat has over twenty years of experience in the investment banking and private investing industry. Mr. Horvat currently is the President of Horvat Capital Corp., a Vancouver-based investment firm. Mr Horvat's duties include sourcing and managing leverage buyout transactions throughout Canada on behalf of The Riverside Company, a private equity firm that has over $1.5 billion under management involving investments in industry segment-leading companies with enterprise values between $15,000,000 and $150,000,000. Previously, Mr. Horvat was the president and chief executive officer of NewspaperDirect, Inc., a corporation based in New York and Vancouver, Canada, which is an Internet based, print on demand distributor of daily newspapers. While at NewspaperDirect, Inc., Mr. Horvat was responsible for raising a total of $12,500,000 in funding, establishing relationships with 185 publishers of daily newspapers around the world, expanding market presence to 65 countries, implementing a radical restructuring in response to market conditions during 2001, and growing revenues of 450% in twelve months resulting in sales for fiscal year 2003 of $1,500,000. Mr. Horvat's prior experience also includes employment at Citicorp as managing director, Russia Direct Equity, and at Citibank, Russia, where he led the creation of Citibank's full service commercial banking operations in Russia. Mr. Horvat is also a member of the Advisory Board of the Maurice Young Center for
Entrepreneurship. He earned an M.A. in International Relations at Yale University and a B.A. in Political Science from Zagreb University.

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

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

As of the date of this Annual Report, Mr. Edmunds, Mr. Horvat and Ms. Harrison have been appointed as members to our audit committee. Two of the members are "independent" within the meaning of Rule 10A-3 under the Exchange Act. The Board of Directors has determined that there is a financial expert serving on its audit committee. The financial expert and committee chair is Mr. Robert Edmunds, C.A. The audit committee operates under a written charter adopted by the board of directors on June 12, 2004.

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

ADVISORY BOARD

The Board of Directors has established an advisory board to consist of industry experts and persons held in high regard within their industry. The advisory board currently has two members who are available on a limited basis to provide industry or market input as requested by our officers and directors. As of the date of this Annual Report, the members of the advisory board do not receive any compensation for their services. The members of the advisory board provide a consultative function and they are not members of our Board of Directors.

Mr. John Hoekman joined the advisory board in November 2005. Mr. Hoekman is the senior vice-president with investment bank Stephens Inc. His focus is on business development and he provides capital market fund raising and advice to us.

Ms. Lesley Hayes joined the advisory board in 2006. Ms. Hayes is the president of No Drama Media, an Alberta based business consultancy. She has founded or been principle of three public companies and is currently completing her EMBA through the University of Calgary/University of Alberta. As one of our former board members, Ms. Hayes assists us with business planning and documentation.

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

We  have   posted   the  text  of  the   Code  on  our   Internet   website   at
www.naturallyadvanced.com Furthermore, upon request, we shall provide to any person without charge a copy of the Code. Any such requests should be directed to Mr. Jason Finnis, President, 1307 Venables Street, Vancouver, British Columbia, Canada V5L 2G1.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires directors and officers, and the persons who beneficially own more than 10% of common stock, of certain companies to file reports of ownership and changes in ownership with the Securities and Exchange Commission. We are not required to file reports under Section 16 of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal year ended December 31, 2006 (collectively, the "Named Executive Officers"):


SUMMARY COMPENSATION TABLE

----------------- ------ ----------- ---------- ----------- ------------ --------------- ---------------- --------------- ---------
                                                                           NON-EQUITY     NON-QUALIFIED     ALL OTHER
                                                                         INCENTIVE PLAN     DEFERRED       COMPENSATION
                                                                          COMPENSATION    COMPENSATION
NAME AND                                           STOCK                                    EARNINGS
PRINCIPAL                  SALARY      BONUS      AWARDS      OPTION                                                        TOTAL
POSITION          YEAR       ($)        ($)         ($)     AWARDS ($)         ($)             ($)             ($)           ($)
----------------- ------ ----------- ---------- ----------- ------------ --------------- ---------------- --------------- ---------
Kenneth Barker    2006     $62,500      -0-         -0-      $146,913                                                     $209,413


CEO                          (1)                                (2)            ---             ---             ---
----------------- ------ ----------- ---------- ----------- ------------ --------------- ---------------- --------------- ---------
Jerry Kroll,
prior Chief
Executive                                                     $24,836
Officer           2006    $125,806      -0-         -0-         (3)            ---             ---             ---        $150,642
----------------- ------ ----------- ---------- ----------- ------------ --------------- ---------------- --------------- ---------


Jason Finnis,
President         2006     $68,398      -0-         -0-     $24,836 (3)        ---             ---             ---        $ 93,234
----------------- ------ ----------- ---------- ----------- ------------ --------------- ---------------- --------------- ---------
Guy Prevost,
Chief Financial                                                                ---             ---             ---
Officer           2006     $74,656      -0-         -0-     $24,836 (3)                                                   $ 99,492
----------------- ------ ----------- ---------- ----------- ------------ --------------- ---------------- --------------- ---------


(1) This amount represents fees paid by us to the Named Executive Officer during fiscal year ended December 31, 2006 pursuant to a executive services agreement between us and the Names Executive Officer, which is more particularly described in this Annual Report. See "Item 10. Executive Compensation - Employment and Consulting Agreements."

(2) This amount represents the fair value of the 700,000 Stock Options at the date of grant, which was estimated using the Black-Scholes option pricing model. As of the date of this Annual Report, an aggregate 200,000 Stock Options have vested pursuant to their terms resulting in an aggregate realized fair value of $47,570.

(3) This amount represents the fair value of the 125,000 Stock Options at the date of grant, which was estimated using the Black-Scholes option pricing model. As of the date of this Annual Report, an aggregate 41,672 Stock Options have vested pursuant to their terms resulting in an aggregate realized fair value of $8,280.

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2006

The following table sets forth information as at December 31, 2006 relating to Stock Options that have been granted to the Named Executive Officers:


------------------------------------------------------------------------------------------------------------------------------------
                                                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
------------------------------------------------------------------------------------------------------------------------------------
                                  OPTION AWARDS                                                        STOCK AWARDS
--------------------------------------------------------------------------- --------------------------------------------------------
                                                                                                  Equity           Equity Incentive
                                      Equity Incentive                                 Market     Incentive Plan   Plan Awards:
            Number of   Number of     Plan Awards:                          Number of  Value of   Awards: Number   Market or Payout
            Securities  Securities    Number of                             Shares or  Shares or  of Unearned      Value of
            Underlying  Underlying    Securities                            Units of   Units of   Shares, Units    Unearned Shares,
            Unexercised Unexercised   Underlying        Option              Stock That Stock That or Other Rights  Units or Other
            Options     Options       Unexercised       Exercise Option     Have Not   Have Not   That Have Not    Rights That Have
            Exercisable Unexercisable Unearned Options  Price    Expiration Vested     Vested     Vested           Not Vested
Name            (#)          (#)           (#)            ($)    Date         (#)       ($)         (#)              (#)
------------------------------------------------------------------------------------------------------------------------------------

Kenneth           *            -0- *        -0-          0.50     05/15/09      -0-         -0-      -0-               -0-
Barker CEO  200,000        500,000          -0-          0.31     08/15/09   500,000    $99,343      -0-               -0-

Jerry       250,000            -0-          -0-          0.90     07/09/07       -0-        -0-      -0-               -0-
Kroll,      125,000            -0-          -0-          0.20     05/10/08       -0-        -0-      -0-               -0-
prior CEO   125,000            -0-          -0-          0.31     08/15/09    83,328    $16,556      -0-               -0-


Jason       250,000            -0-          -0-          0.90     07/09/07       -0-        -0-      -0-               -0-
Finnis,     125,000            -0-          -0-          0.20     05/10/08       -0-        -0-      -0-               -0-
President   125,000            -0-          -0-          0.31      8/15/09    83,328    $16,556      -0-               -0-


Guy         100,000            -0-          -0-          0.20     05/10/08       -0-        -0-      -0-               -0-
Prevost,    125,000            -0-          -0-          0.31     08/15/09    83,328    $16,556      -0-               -0-
CFO
------------------------------------------------------------------------------------------------------------------------------------

*The 200,000 and 500,000 Stock Options are held of record by Meriwether Investments LLC, of which Mr. Barker has an equity 50% ownership interest.

The following table sets forth information relating to compensation paid to our directors in 2006:


          DIRECTOR COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------
                                                                                 Change in
                                                                                 Pension
                                                                                 Value and
                           Fees                                 Non-Equity       Nonqualified
                           Earned or                            Incentive        Deferred             All
                           Paid in     Stock     Option         Plan             Compensation        Other
                           Cash        Awards    Awards         Compensation     Earnings         Compensation      Total
Name                         ($)        ($)        ($)                ($)            ($)               ($)            ($)
------------------------------------------------------------------------------------------------------------------------------
Jerry Kroll, Chairman        -0-         -0-       -0-              -0-              -0-               -0-             -0-(1)

Kenneth Barker               -0-         -0-       -0-              -0-              -0-               -0-             -0-(1)

Jason Finnis                 -0-         -0-       -0-              -0-              -0-               -0-             -0-(1)

Larisa Harrison              -0-         -0-       -0-              -0-              -0-               -0-             -0-(2)

Guy Prevost                  -0-         -0-       -0-              -0-              -0-               -0-             -0-(1)

Robert Edmunds               -0-         -0-      $4,967  (3)       -0-              -0-               -0-           $4,967

Peter Moore                  -0-         -0-      $4,967  (3)       -0-              -0-               -0-           $4,967

Miljenko Horvat              -0-         -0-      $4,967  (3)       -0-              -0-               -0-           $4,967
------------------------------------------------------------------------------------------------------------------------------

(1) These individuals received compensation in accordance with their respective positions as executive officers as reflected on the Summary Compensation Table for Named Executive Officers, of which the grant of Stock Options has been included.

(2) Larisa Harrison, as the Chief Administration Officer, was granted an aggregate of 125,000 Stock Options as part of her executive compensation. The fair value of the 125,000 Stock Options at the date of grant which was estimated using the Black-Scholes option pricing model was $24,836. Of the 125,000 Stock Options, an aggregate 41,672 Stock Options have vested resulting in a fair value of $8,280.00

(3) This amount represents the fair value of 25,000 Stock Option at the date of grant which was estimated using the Black-Scholes option pricing model. Of the aggregate 25,000 Stock Options, an aggregate 8,336 Stock Options have vested resulting in a fair value of $8,280.00.

EMPLOYMENT AGREEMENTS

As of the date of this Annual Report, we have employment agreements with certain of our executive officers as discussed below.

CEO EXECUTIVE SERVICES AGREEMENT

On August 24, 2006, we entered into a one-year chief executive services agreement with the Meriwether Group, of which Mr. Kenneth Barker is the co-president (the "CEO Services Agreement"). In accordance with the terms and provisions of the CEO Services Agreement: (i) we retained Mr. Barker as our Chief Executive Officer and the Meriwether Group as a consultant to us; (ii) Mr. Barker will provide such corporate management related services as our Board of Directors shall from time to time reasonably assign and as may be necessary for the ongoing maintenance and development of our various business interests; (iii) we shall pay to the Meriwether Group a monthly fee of $12,500 U.S. (with the acknowledgment that an additional monthly fee of $2,500 U.S. has been paid and will continue to be paid to the Meriwether Group under a pre-existing services arrangement); and (iv) we grant to the Meriwether Group an aggregate of 200,000 stock options at an exercise price of $0.31 per share exercisable for a period of three years vesting immediately and a further 500,000 stock options at an exercise price of $0.31 per share, which shall vest at certain dates upon the attainment by us of certain initial deliverables which have been agreed upon by the parties in advance.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 24,178,726 shares of common stock issued and outstanding.



                           NAME AND ADDRESS(1) OF BENEFICIAL           AMOUNT AND NATURE OF           PERCENTAGE
  TITLE OF CLASS                         OWNER                         BENEFICIAL OWNERSHIP            OF CLASS
-----------------------------------------------------------------------------------------------------------------
Common               Robert Edmunds                                        1,668,530 (2)                 6.80%

Common               Jason Finnis and Larisa Harrison                      3,002,550 (3)                11.92%

Common               Kenneth Barker                                        2,328,574 (4)                 8.93%

Common               Jerry Kroll                                           3,193,005 (5)                12.74%

Common               Peter Moore                                           2,025,000 (6)                 8.24%

Common               Miljenko Horvat                                         925,000 (7)                 3.72%

Common               Guy Prevost                                             305,000 (8)                 1.23%

Common               All Officers and Directors as a Group (8             13,447,659 (9)                47.20%
                     members)

MAJOR SHAREHOLDERS:

Common               Dennis Howitt Trust                                   1,600,000 (10)                8.14%

Common               Chen Yen Yeo                                          2,000,000 (11)                8.14%
------------------------------------------------------------------------------------------------------------------

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and
      (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report.

      The address for our officers and directors is c/o Naturally Advanced Technologies, Inc., 1307 Venables Street, Vancouver, British Columbia, Canada V5L 2G1.

(2) This figure consists of: (i) 1,282,815 shares of common stock held of record; (ii) 50,000 Stock Options exercisable into 50,000 shares of common stock at $0.90 per share expiring on July 9, 2007; (iii) 25,000 Stock Options exercisable into 25,000 shares of common stock at $0.20 per share expiring on May 10, 2008; (iv) 25,000 Stock Options exercisable into 25,000 shares of common stock at $0.31 per share expiring on August 23, 2009; and (v) 285,715 warrants exercisable into 285,715 shares of common stock at $0.75 per share expiring on December 8, 2008.

(3) This figure consists of: (i) 2,002,550 shares of common stock held of record jointly by Mr. Finnis and Ms. Harrison; (ii) 250,000 Stock Options held of record by Jason Finnis, which are exercisable into 250,000 shares of common stock at $0.90 per share expiring on July 9, 2007; (iii) 250,000 Stock Options held of record by Ms. Harrison, which are exercisable into 250,000 shares of common stock at $0.90 per share expiring on July 9, 2007; (iv) 125,000 Stock Options held of record by Jason Finnis, which are exercisable into 125,000 shares of common stock at $0.20 per share expiring on May 10, 2008; (v) 125,000 Stock Options held of record by Ms. Harrison, which are exercisable into 125,000 shares of common stock at $0.20 per share expiring on May 10, 2008; (vi) 125,000 Stock Options held of record by Jason Finnis, which are exercisable into 125,000 shares of common stock at $0.31 per share expiring on August 23, 2009; and (vii)
      125,000 Stock Options held of record by Larisa Harrison, which are exercisable into 125,000 shares of common stock at $0.31 per share expiring on August 23, 2009.

(4) This figure consists of: (i) 814,287 shares of common stock, of which 100,000 shares are held of record by Meriwether Investments LLC (of which Mr. Barker has a 50% equity ownership interest) and 714,287 shares are held of record by Meriwether Capital Partners LP (of which Mr. Barker has a 1/3 equity ownership interest in Meriwether Ventures, the general partnership which is the manager of Meriwether Capital Partners LP); (ii) 700,000 Stock Options held of record by Meriwether Investments LLC, which are exercisable into 700,000 shares of common stock at $0.31 per share expiring on August 23, 2009 and of which 200,000 Stock Options have vested; (iii) 100,000 warrants held of record by Meriwether Investments LLC, which exercisable into 100,000 shares of common stock at $0.50 per share expiring on December 19, 2007; (iv) 285,715 warrants held of record by Meriwether Capital Partners LP, which are exercisable into 285,715 shares of common stock at $0.75 per share expiring on December 6, 2008; and (v) 428,572 warrants held of record by Meriwether Capital Partners LP, which are exercisable into 428,572 shares of common stock at $0.75 per share expiring on February 9, 2009.

(5) This figure consists of: (i) 2,693,005 shares of common stock; (ii) 250,000 Stock Options which are exercisable into 250,000 shares of common stock at $0.90 per share expiring on July 9, 2007; (iii) 125,000 Stock Options which are exercisable into 125,000 shares of common stock at $0.20 per share expiring on May 10, 2008; and (iv) 125,000 Stock Options which are exercisable into 125,000 shares of common stock at $0.31 per share expiring on August 23, 2009.

(6) This figure consists of: (i) 2,000,000 shares of common stock; and (ii) 25,000 Stock Options which are exercisable into 25,000 shares of common stock at $0.31 per share expiring on August 23, 2009.

(7) This figure consists of: (i) 650,000 shares of common stock; (ii) 25,000 Stock Options which are exercisable into 25,000 shares of common stock at $0.31 per share expiring on August 23, 2009; and (iii) 250,000 warrants which are exercisable into 250,000 shares of common stock at $1.00 per share expiring on July 4, 2008.

(8) This figure consists of: (i) 80,000 shares of common stock; (ii) 100,000 Stock Options which are exercisable into 100,000 shares of common stock at $0.20 per share expiring on May 10, 2008; and (iii) 125,000 Stock Options which are exercisable into 125,000 shares of common stock at $0.31 per share expiring on August 23, 2009.

(9) This figure consists of: (i) 9,522,657 shares of common stock; (ii) 2,575,000 Stock Options exercisable into 2,575,000 shares of common stock; and (iii) 1,350,002 warrants exercisable into 1,350,002 shares of common stock.

(10) The address for the Dennis Howitt Trust is 1221 Pinecrest SE, Grand Rapids, MI, 49506.

(11)  The address for Chen Yen Yeo is 10 2nd Avenue, Singapore, 266660.


CHANGES IN CONTROL

Our Board of Directors is unaware of any arrangement or understanding among the individuals listed in the beneficial ownership table with respect to election of our directors or other matters. We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

ITEM  12.   CERTAIN  RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
INDEPENDENCE.

Except for the transactions described below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, which has materially affected or will materially affect us during fiscal year ended December 31, 2007.

CEO SERVICES AGREEMENT

We entered into the CEO Services Agreement with the Meriwether Group, of which Mr. Kenneth Barker is the co-president (the "CEO Services Agreement"). In accordance with the terms and provisions of the CEO Services Agreement: (i) we retained Mr. Barker as our Chief Executive Officer and the Meriwether Group as a consultant to us; (ii) Mr. Barker will provide such corporate management related services as our Board of Directors shall from time to time reasonably assign and as may be necessary for the ongoing maintenance and development of our various business interests; (iii) we shall pay to the Meriwether Group a monthly fee of $12,500 U.S. (with the acknowledgment that an additional monthly fee of $2,500 U.S. has been paid and will continue to be paid to the Meriwether Group under a pre-existing services arrangement); and (iv) we granted to the Meriwether Group an aggregate of 200,000 Stock Options at an exercise price of $0.31 per share exercisable for a period of three years vesting immediately and a further 500,000 stock options at an exercise price of $0.31 per share, which shall vest at certain dates upon the attainment by us of certain initial deliverables which have been agreed upon by the parties in advance.

LOANS

We issued the $100,000 Note to and entered into the $100,000 Loan Agreement and $100,000 Security Agreement with Robert Edmunds, one of our directors. In accordance with the terms and provisions of the $100,000 Security Agreement, we granted to Robert Edmunds a security interest in and to certain collateral, including equipment, accounts receivable, and other property.

We issued the $400,000 Note to and entered into the $400,000 Loan Agreement and $400,000 Security Agreement with Robert Edmunds, one of our directors. In accordance with the terms and provisions of the $400,000 Security Agreement, we granted to Robert Edmunds a security interest in and to certain collateral, including equipment, accounts receivable, and other property.

ITEM 13. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-KSB:

  EXHIBIT NUMBER                   DESCRIPTION OF EXHIBIT
        3.1          Articles of Association of Hemptown Clothing Inc. (1)
        3.1          Articles of Association of Naturally Advanced Technologies,
                     Inc. (2)
       3.1.1         Memorandum of Hemptown Clothing Inc. (1)
        3.2          Bylaws(1)
       10.1          2003 Stock Option Plan (3)
       10.2          2004 Stock Option Plan as amended (4)
       10.3          2006 Stock Option Plan
       10.4 Secured and Subordinated Loan Agreement between Hemptown Clothing Inc. and Celestine Asset Group (5)
       10.5 Agreement between Hemptown Clothing Inc and National Research Council of Canada (5)
       10.6 Factoring Agreement between Hemptown USA Inc. and Spectrum Financial Corporation (5)
       10.7          Lease between Hemptown Clothing Inc. and Douglas and Aster
                     Soo (5)
       10.8 Operating Loan Agreement between Hemptown Clothing Inc. and HSBC Bank of Canada (5)
       10.9          CEO Executive Services Agreement (6)
       10.10         Share Exchange Agreement (7)
       14.1          Code of Ethics (5)
       16.1          Letter from Moore Stephens Ellis Foster Ltd. (8)
       99.1          Notice of Shareholders Meeting July 11, 2006 (9)
       99.2          AGM Documents (9)
       99.3          Proxy Statement (9)

(1) Incorporated by reference to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 20, 2002 and our Registration Statement on Form 8-A filed with the Securities and Exchange Commission on August 15, 2003.

(2) Incorporated by reference to our Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2006.

(3) Incorporated by reference to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on September 23, 2003.

(4) Incorporated by reference to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005.

(5) Incorporated by reference to our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005.

(6) Incorporated by reference to our Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2006.

(7) Incorporated by reference to our Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2006.

(8) Incorporated by reference to our Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2004.

(9) Incorporated by reference to our Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2006.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

During fiscal year ended December 31, 2006 we incurred approximately $53,910 in fees to our principal independent accountants for professional services rendered in connection with preparation and audit of our financial statements for fiscal year ended December 31, 2006 and for the review of our financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006.

During fiscal year ended December 31, 2005 we incurred approximately $40,175 in fees to our principal independent accountants for professional services rendered in connection with preparation and audit of our financial statements for fiscal year ended December 31, 2005 and for the review of our financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

Our principal accountants did not bill any other audit-related fees during the respective time periods.

TAX FEES

During the fiscal year ended December 31, 2006, we incurred approximately $2,780 in fees to our principal independent accountants for professional services rendered in connection with tax compliance, consultation, and planning, including preparation of federal and Canadian income tax returns for the respective periods.

During the fiscal year ended December 31, 2005, we incurred approximately $1,890 in fees to our principal independent accountants for professional services rendered in connection with tax compliance, consultation, and planning, including preparation of federal and Canadian income tax returns for the respective periods.

ALL OTHER FEES

During fiscal years ended December 31, 2006, we incurred approximately $3,740 in fees to our principal independent accountants for professional services other than audit and tax services.

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

NATURALLY ADVANCED TECHNOLOGIES, INC.
(Registrant)

By       /s/ KENNETH C. BARKER
     ---------------------------------------------------------
Kenneth C. Barker
Chief Executive Officer and Director

Date     MARCH 29, 2007
     ---------------------------------------------------------

By       /s/ GUY PREVOST
   -----------------------------------------------------------
Guy Prevost
Chief Financial Officer and Director

Date     MARCH 29, 2007
     ---------------------------------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By       /s/ JERRY KROLL
     ------------------------------------------------------------------
         Jerry Kroll
         Chairman

Date     MARCH 29, 2007
     ------------------------------------------------------------------

By       /s/ JASON FINNIS
     ------------------------------------------------------------------
         Jason Finnis
         President, Chief Operating Officer and Director

Date     MARCH 29, 2007

By       /s/ LARISA HARRISON
     ------------------------------------------------------------------
         Larisa Harrison
         Chief Administration Officer, Secretary/Treasurer and Director

Date     MARCH 29, 2007
     ------------------------------------------------------------------

By       /s/ ROBERT EDMUNDS
     ------------------------------------------------------------------
         Robert Edmunds
         Director

Date     MARCH 29, 2007
     ------------------------------------------------------------------

By       /s/ PETER MOORE
     ------------------------------------------------------------------
         Peter Moore
         Director

Date     MARCH 29, 2007
     ------------------------------------------------------------------

By       /s/ MILJENKO HORVAT
     ------------------------------------------------------------------
         Miljenko Horvat
         Director

Date     MARCH 29, 2007
     ------------------------------------------------------------------