Form 10QSB
period 2007-03-31
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2007-05-15
CIK 1210294

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANEG ACT OF 1934

                       For the period ended March 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from ______ to _______


                         COMMISSION FILE NUMBER: 0-50367


                      NATURALLY ADVANCED TECHNOLOGIES, INC.
                 ______________________________________________
                 (Name of small business issuer in its charter)


   BRITISH COLUMBIA, CANADA                              98-0359306
_______________________________             ____________________________________
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


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

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class                                             Outstanding as of May 10, 2007

Common Stock, no par value                                     24,928,726

                       Documents Incorporated By Reference

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                      NATURALLY ADVANCED TECHOLOGIES, INC.

                                   FORM 10-QSB


                                                                            Page

Part 1       FINANCIAL INFORMATION                                            4

Item 1       FINANCIAL STATEMENTS                                             4
                Consolidated Balance Sheets
                Consolidated Statements of Operations
                Consolidated Statements of Cash Flows
                Notes to Consolidated Financial Statements

Item 2.      Management's Discussion and Analysis of Financial
             Condition or Planof Operation                                    5

Item 3.      Controls and Procedures                                         11

Part II.     OTHER INFORMATION                                               12

Item 1       Legal Proceedings                                               12

Item 2       Unregistered Sales of Securities and Use of Proceeds            12

Item 3       Defaults Upon Senior Securities                                 13

Item 4       Submission of Matters to a Vote of Security Holders             13

Item 5       Other Information                                               13

Item 6       Exhibits and Reports on Form 8-K                                13

             Signatures                                                      14

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report includes or is based upon estimates projections or other "forward looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. Such forward-looking statements are based on the beliefs of Naturally Advanced Technologies, Inc. When used in this Annual Report, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to us, are intended to identify forward-looking statements, which include statements relating to, among other things, our ability to continue to successfully compete in the apparel and fiber markets. While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current information and judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

PART I


ITEM 1. FINANCIAL STATEMENTS


                     Naturally Advanced Technologies, Inc.
                       (formerly Hemptown Clothing Inc.)
                       Consolidated Financial Statements
                                (In US Dollars)


                                 March 31, 2007
                                  (unaudited)




                                     Index



Consolidated Balance Sheets                                                  F-1

Consolidated  Statements of Operations                                       F-2

Consolidated Statements of Cash Flows                                        F-3

Notes to Consolidated Financial Statements                                   F-4



NATURALLY ADVANCED TECHNOLOGIES INC.
(formerly Hemptown Clothing Inc.)
Consolidated Balance Sheets
(In US Dollars)
___________________________________________________________________________________________________________
                                                                          March 31,            December 31,
                                                                            2007                   2006
___________________________________________________________________________________________________________
                                                                        (unaudited)

ASSETS

CURRENT
     Cash and cash equivalents                                         $    259,293            $    414,233
     Accounts receivable                                                    640,740                 379,943
     Inventory                                                              383,026                 260,175
     Prepaid expenses and other                                              67,456                  90,039
___________________________________________________________________________________________________________
                                                                          1,350,515               1,144,390

PROPERTY AND EQUIPMENT (NOTE 7)                                              17,654                   6,690
INTANGIBLE ASSETS (Note 8)                                                   55,001                  52,997
DEFERRED CRAILAR DEVELOPMENT COSTS (Note 2)                                  24,904                       -
___________________________________________________________________________________________________________
                                                                       $  1,448,074            $  1,204,077
===========================================================================================================

LIABILITIES

Current
     Accounts payable and accrued liabilities                          $    495,809                 469,811
     Due to related parties (Note 6)                                        295,347                 121,630
     Capital lease obligation, current portion                                3,310                   4,838
     Notes payable (Note 4)                                                 300,000                 300,000
___________________________________________________________________________________________________________
                                                                          1,094,466                 896,279

LONG TERM DEBT (NOTE 9)                                                      28,092                  27,770
CAPITAL LEASE OBLIGATION                                                      1,171                   1,544
___________________________________________________________________________________________________________
                                                                          1,123,729                 925,593
___________________________________________________________________________________________________________

COMMITMENTS (NOTE 12)

STOCKHOLDERS' EQUITY

CAPITAL STOCK (NOTE 10)
     Authorized: 100,000,000 common shares without par value
     Issued and outstanding :
     24,178,726 common shares (December 31, 2006 - 23,750,154          $  4,270,646               4,120,646

ADDITIONAL PAID-IN CAPITAL                                                  290,240                 254,232


ACCUMULATED OTHER COMPREHENSIVE INCOME                                       48,207                  53,536

DEFICIT                                                                  (4,284,748)             (4,149,930)
___________________________________________________________________________________________________________
                                                                            324,345                 278,484
___________________________________________________________________________________________________________
                                                                       $  1,448,074            $  1,204,077
===========================================================================================================

 The accompanying notes are an integral part of these consolidated financial statements.



NATURALLY ADVANCED TECHNOLOGIES INC.
(formerly Hemptown Clothing Inc.)
Consolidated Statements of Operations
(In US Dollars)
(unaudited)

____________________________________________________________________________________________________
                                                                       For three months ended
                                                                              March 31
                                                                    2007                    2006
____________________________________________________________________________________________________

SALES                                                           $    616,061            $    285,194

COST OF SALES                                                        380,736                 215,039
____________________________________________________________________________________________________
GROSS PROFIT                                                         235,325                  70,155
____________________________________________________________________________________________________
EXPENSES
       Advertising and promotion                                      67,463                  68,870
       Amortization & depreciation                                     4,580                   3,985
       Consulting & Contract Labour                                  102,035                  64,211
       Consulting & Contract Labour - stock-based compensation             -                  10,378
       General & Administrative                                       67,189                  63,979
       Interest                                                       26,038                  14,206
       Legal & Accounting                                             23,647                  34,932
       Research & Development                                          8,212                  50,812
       Salaries & Benefits                                            81,634                  81,240
       Salaries & benefits - stock based compensation                 36,008                  31,671
       Government grant                                              (46,663)                      -
       Gain on Settlement of Debt                                          -                 (12,095)
____________________________________________________________________________________________________
                                                                     370,143                 412,189
____________________________________________________________________________________________________
LOSS FROM OPERATIONS                                                (134,818)               (342,034)

Minority Interest                                                          -                  17,210
____________________________________________________________________________________________________
NET LOSS FOR THE PERIOD                                             (134,818)               (324,824)
====================================================================================================
Loss per share (basic and diluted)                              $      (0.01)           $      (0.02)
====================================================================================================
Weighted average number of common shares outstanding              24,159,678              17,137,568
====================================================================================================

 The accompanying notes are an integral part of these consolidated financial statements.





NATURALLY ADVANCED TECHNOLOGIES INC.
(formerly Hemptown Clothing Inc.)
Consolidated Statements of Cash Flows
(In US Dollars)
(unaudited)
______________________________________________________________________________________________________________________
                                                                                    For three months ended March 31,
                                                                                          2007                    2006
______________________________________________________________________________________________________________________

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss for the period                                                          $  (134,818)             $ (324,824)
  Adjustments to reconcile net loss to net cash from operating activities
   Depreciation & amortization                                                           4,580                   4,015
   Stock based compensation                                                             36,008                  42,049
   Minority Interest                                                                         -                 (17,210)

CHANGES IN WORKING CAPITAL ASSETS AND LIABILITIES
  Decrease (increase) in accounts receivable                                          (222,845)                (26,692)
  Decrease (increase) in government grant receivable                                   (37,952)                      -
  Decrease (increase) in inventory                                                    (122,851)                120,267
  Decrease (increase) in prepaid expenses                                               22,583                 (11,239)
  (Decrease) increase in accounts payable and accrued liabilities                       25,998                 (44,046)
  (Decrease) Increase in due to related parties                                         (6,283)                      -
______________________________________________________________________________________________________________________
Net cash flows used in operating activities                                           (435,580)               (257,680)
______________________________________________________________________________________________________________________
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES

  Purchase of property and equipment                                                   (13,226)                 (4,398)
  Acquisition of trademarks & license                                                   (4,322)                      -
  Deferred Crailar development costs                                                   (24,904)
______________________________________________________________________________________________________________________
Net cash flows used in investing activities                                            (42,452)                 (4,398)
______________________________________________________________________________________________________________________
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Issuance of capital stock for cash                                                   150,000                 131,667
  Related parties advances (payments)                                                  180,000                     316
  Long term debt                                                                           322                    (119)
  Short term debt                                                                            -                 (20,816)
  Capital lease obligation                                                              (1,901)                    (17)
______________________________________________________________________________________________________________________
Net cash flows from financing activities                                               328,421                 111,031
______________________________________________________________________________________________________________________
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                            (5,329)                  3,734
______________________________________________________________________________________________________________________
INCREASE (DECREASE) IN CASH                                                           (154,940)               (147,313)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           414,233               1,260,939
______________________________________________________________________________________________________________________
CASH AND CASH EQUIVALENTS, END OF YEAR                                             $   259,293              $1,113,626
======================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
AND NON-CASH FINANCING AND INVESTING ACTIVITIES:
     Cash paid for interest                                                        $     2,512              $    2,301
     Cash paid for income taxes                                                    $         -              $        -
     Capital stock issued in settlement of accounts payable                        $         -              $        -
     Capital stock issued in settlement of related party debt                      $         -              $        -
     Capital stock issued as compensation                                          $         -              $    9,200

 The accompanying notes are an integral part of these interim consolidated financial statements.


NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

1.   NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     Naturally Advanced Technologies Inc. (the "Company") was incorporated in the Province of British Columbia, Canada, on October 6, 1998, and is in the business of manufacturing and sales of clothing made from natural, sustainable fibers. The Company is also developing a new hemp fiber through its wholly-owned subsidiary Crailar Fiber Technologies Inc. The Company changed its name from Hemptown Clothing Inc. on March 21, 2006.

     GOING CONCERN

     The Company's consolidated financial statements are prepared using generally accepted accounting principles ("GAAP") in the United States of America applicable to a going concern, which contemplates the realization of assets and payment of liabilities in the normal course of business. The Company has incurred losses since inception of $4,284,748 and further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

     During 2007 the Company has raised $450,000 from equity funding for working capital requirements. The Company plans to raise additional financing as needed in 2007 through equity placements. However, there can be no assurance that capital will continue to be available as necessary to meet the Company's ongoing working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company.

     COMPARATIVE FIGURES

     Certain of the comparative figures have been reclassified to conform to the current year's presentation.

     UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)


     accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006. included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.
     Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.


2.   SIGNIFICANT ACCOUNTING POLICIES

     a)   Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Hemptown USA, Inc., a Nevada incorporated company; 0697872 B.C. Ltd., a British Columbia incorporated company with extra-provincial registration; and its 100% ownership in Crailar Fiber Technologies Inc., a British Columbia incorporated company with extra-provincial registration. 0697872 B.C. Ltd. was incorporated to hold ownership of a proposed fiber processing plant in Saskatchewan. Hemptown USA, Inc. was incorporated in order to enable the Company to factor its U.S. sales invoices as required by Spectrum Financial Corporation ("Spectrum") (see Note 5). Hemptown USA, Inc. and 0697872 B.C. Ltd. were incorporated by the Company during 2004. Crailar Fiber Technologies Inc was incorporated during 2005 and a 25% interest was subsequently sold during the year ended December 31, 2005 and repurchased August 21, 2006. All significant inter-company transactions and account balances have been eliminated upon consolidation.

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

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)


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

     f)   Revenue Recognition

          Revenue is derived from the sale of textile products sold directly to retailers or indirectly through distributors. The Company follows the provisions of Staff Accounting Bulletin No. 104; "REVENUE RECOGNITION IN FINANCIAL STATEMENTS". Revenue from the sale of products is only recognized upon shipment of the goods to customers, when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is probable. If collection is not considered probable, revenue will be recognized when it is collected. In accordance with Emerging Issues Task Force ("EITF") No. 00-10, "ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS", freight and handling charges billed to customers are recorded as revenue while the corresponding freight and handling costs are recorded as cost of sales

     g)   Inventory

          Inventory consists solely of finished goods and value is determined at the lower of either a first-in, first-out basis, or net realizable value. Cost includes all direct materials, labour and freight costs incurred during the manufacturing process.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)



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

     i)   Intangible Assets

          Intangible assets with a finite service life are accounted for at cost. They consist of trademarks, license fee and research and development costs and are amortized over their expected period of benefit, as follows:

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

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)



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

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)


          AND DISCLOSURE", as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

     n)   Earnings (Loss) Per Share

          Basic and diluted earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "EARNINGS PER SHARE". Common stock equivalents from stock options and warrants were excluded from the calculation of net loss per share for March 31, 2007, and 2006 as their effect is anti-dilutive.

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

          CREDIT RISK. Credit risk is managed by dealing with customers whose credit standing meet internally approved policies, and by ongoing monitoring of credit risk. As at March 31, 2007, the Company had significant concentrations of credit exposure to two customers however management has determined that these customers do not pose a significant credit risk.

          INTEREST RATE RISK. All term debt has fixed interest rates and no significant exposure to interest rate fluctuation risk.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)


     q)   Research and Development

          Development costs of technology to be sold, leased or otherwise marketed are subject to capitalization beginning when technological feasibility has been established and ending when a process or product is available for general release to customers. During the first quarter of 2007 management determined that technological feasibility had been attained once fiber was successfully spun using the Company's Crailar processes. Research and development costs of $24,904 for the three months ended March 31, 2007 were attributable to Crailar Fiber Technologies development of its bast fiber technology and have been capitalized. Research and development costs associated with apparel are charged to expenses as incurred.

          Crailar deferred development costs will be amortized over their estimated useful life upon commencement of commercial production with Crailar fiber.

     r)   Recent Accounting Pronouncements

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

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)


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

     A fee of $20,000 was paid in connection with arranging the funding of the loan. The fee was amortized on a straight-line basis over the initial term of the loan (18 months). As of December 31, 2006 the fee was completely amortized.

     As of October 22, 2005, Celestine renewed the loan until April 22, 2007 at 12% per annum, calculated semi-annually, with interest payments due semi-annually. The loan is due as follows: (a) $100,000 on July 21, 2006; and (b) $300,000 on April 22, 2007. Security remains the same as during the previous term of the loan. There was no fee paid for arranging the renewal of the loan. The $100,000 due on July 21, 2006 was paid on November 2, 2006. Included in accounts payable at March 31, 2007 is an accrual for interest of $24,909 in regards to this loan. On April 21, 2007 the Company was granted an extension of 90 days by Celestine with the same terms.


5.   SHORT TERM LOAN

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

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)


     Minimum factoring commissions payable under this agreement will be $12,000 over each consecutive year, payable at the rate of $1,000 per month.

     The Company has granted a subordinated security interest to Spectrum over all accounts receivable, all bank deposits and any tax refunds subject to the priority claims of the note payable to Celestine. (Note 4)

     As at March 31, 2007 the Company is not indebted to Spectrum.


6.   DUE TO RELATED PARTIES

     On May 5, 2006 the Company received a short-term working capital loan of $100,000 from a director, which was originally due and payable on September 30, 2006. The interest rate is 12% per annum and the loan is secured by a subordinated charge on the assets of the Company. On October 1, 2006 the director agreed to extend the short-term loan under the same terms and the loan is due on January 15, 2007. The interest accrued under the initial loan was paid on October 25, 2006 and an accrual for interest was made on December 31, 2006 in the amount of $3,025 which has been recorded as accounts payable. On April 30, 2007 the director agreed to extend the short term loan until May 31, 2007.

     On February 19, 2007, the Company signed a secured loan agreement with the same director for financing of future apparel manufacturing. Under the terms of this agreement, the Company can borrow up to $400,000 at an interest rate of 12% with a 1% charge for each draw on the loan. The loan is secured by a subordinated charge on the assets of the Company and will mature February 28, 2008. On March 21, 2007 the Company made a draw on the loan of $180,000 which remains outstanding as of the date of these statements.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)


7.   PROPERTY AND EQUIPMENT


                                                           Accumulated      Net Book Value      Net Book Value
                                                Cost       Depreciation     March 31, 2007     December 31, 2006
________________________________________________________________________________________________________________

 Computer equipment                           $  8,634       $  6,091          $  2,543             $ 1,639
 Computer software                               1,837            441             1,396
 Equipment                                       3,550          3,288               262                 329
 Furniture and fixtures                          8,071          3,720             4,351               3,672
 Leasehold improvements                          9,792          7,158             2,634               1,050
 Website                                         8,878          8,878                 -                   -
 Computer equipment under capital lease         26,111         20,139             5,972                   -
 Telephone equipment under capital lease         7,018          6,522               496                   -
________________________________________________________________________________________________________________
                                              $ 73,891       $ 56,237          $ 17,654             $ 6,690
================================================================================================================


8.   INTANGIBLE ASSETS

                                                           Accumulated      Net Book Value      Net Book Value
                                                Cost       Depreciation     March 31, 2007     December 31, 2006
________________________________________________________________________________________________________________

Trademarks                                    $ 38,506       $  3,738          $ 34,768             $32,231
Licence Fee                                     21,481          1,248            20,233              20,766
________________________________________________________________________________________________________________
                                              $ 59,987       $  4,986          $ 55,001             $52,997
================================================================================================================



     The aggregate amortization expense for the three month period ended March 31, 2007 was $2,318. (2006 - $0). Trademarks acquired in 2006 and 2007 consist of the cost of registration of the tradename CRAILAR in various countries. License fee consists of the Company's initial payment to the the National Research Council of Canada under the terms of a technology license agreement (refer to Note 12(b)).


9.   PEMD PAYABLE

     The Company has been advanced funds in the amount of $28,092 (CDN $32,360) from the Canadian Department of Foreign Affairs and International Trade under its Program for Export Market Development ("PEMD") to be used to promote the sales of Canadian goods into foreign markets. The agreement was signed on January 7, 2004 and there is no interest charged on the outstanding amount. The loan is to be paid back each year at 4% of incremental foreign sales over the base year amount by December of the following year. The base year amount was approximately $725,070 (CDN $835,934). There was no amount payable for the year 2006 and none payable in the first three month period ended March 31, 2007. If at the end of year five the loan is not paid back, then the outstanding balance of the loan will be forgiven.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)


10.  CAPITAL STOCK

     During the period ended March 31, 2007 the Company issued 428,573 shares of common stock as follows:

     a) In January, 2007, 428,573 units at $0.35 per unit, for proceeds of $150,000. Each unit consists of one common share and one non-transferable common stock purchase warrant exercisable at $0.75 per share, expiring in January, 2009. The value of the warrants is $59,285 using the Black Scholes option pricing model using a 2 year term, an expected volatility of 100% and a risk free interest rate of 4.85%.

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

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)


     f) The Company paid total commissions of $12,349 and they have been recorded as a cost of capital.


     g)   Share purchase warrants outstanding at March 31, 2007 are:


                                                         Weighted Average
                                                             Remaining
     Range of Exercise Prices     Number of Shares     Contractual Life (yr)
     _______________________________________________________________________

          $0.50 - $0.75                100,000(1)              1.75
          $0.50 - $0.75              2,700,000                 0.64
          $0.50 - $0.75                228,000                 0.16
          $0.75 - $1.00              1,428,575                 1.70
          $0.75 - $1.00                 29,090                 0.22
          $0.75 - $1.00                310,000                 1.18
     _______________________________________________________________________
          Total                      4,795,665                  .99
     =======================================================================

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


     Share purchase warrants outstanding are:
     ____________________________________________________________________
                                                                 Weighted
                                                                 Average
                                                                 Exercise
                                                    Shares        Price
     ____________________________________________________________________

     Warrants outstanding at December 31, 2005     3,556,120     $ 0.71
     Warrants granted during the year               6,610,003    $ 0.96
     Warrants expired during the year                (579,030)   $ 1.96
     ____________________________________________________________________
     Warrants outstanding at December 31, 2006      9,587,093    $ 0.83
     Warrants granted during period                   428,572    $ 0.75
     Warrants expired during period                 5,220,000    $ 1.00
     ____________________________________________________________________
     Warrants outstanding at March 31, 2007         4,795,665    $ 0.63
     ====================================================================

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)


11.  STOCK OPTION PLAN

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


     The fair value of options issued during the year ended December 31, 2006 and 2005 was determined using the BSM option pricing model with the following assumptions:


                                                                 Year ended            Year ended
                                                              December 31, 2006     December 31, 2005
                                                              _________________     _________________

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

     During the period ended March 31, 2007, 181,233 options vested and accordingly an expense of $36,008 has been recorded with respect to those options. There were no stock options granted in the three month period ended March 31, 2007.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)


   A SUMMARY OF THE COMPANY'S STOCK OPTIONS ARE AS FOLLOWS:

   _____________________________________________________________________________
                                                                Weighted-Average
                                                     Shares      Exercise Price
   _____________________________________________________________________________

   Options outstanding, December 31, 2004         3,935,500           $0.70

   Options exercised during the year                (30,000)          $0.50

   Options granted during the year                  787,500           $0.20

   Options cancelled during the year               (632,000)          $0.29
   _____________________________________________________________________________

   Options outstanding, December 31, 2005         4,061,000           $0.67

   Options exercised during the year                 (8,336)          $0.20

   Options expired during the year               (1,679,000)          $0.67

   Options granted during the year                1,675,000           $0.33

   Options cancelled during the year               (450,000)          $0.67
   _____________________________________________________________________________

   Options outstanding December 31, 2007          3,598,664           $0.51

   Options expired during the period                (80,000)          $0.90
   _____________________________________________________________________________

   Options outstanding, March 31, 2007            3,518,664           $0.51
   =============================================================================


                                 March 31, 2007
   _____________________________________________________________________________
                        Options Outstanding                Options Exercisable
   ___________________________________________________   _______________________
                                Weighted
                                Average       Weighted                 Weighted
   Range of                     Remaining     Average                  Average
   Exercise          Number     Contractual   Exercise   Number        Exercise
   Prices         Outstanding   Life (yr)     Price      Exercisable   Price
   ___________________________________________________   _______________________

   $0.01- $0.50    2,304,164       2.02        $0.30      1,252,109      $0.29
   $0.51- $1.00    1,214,500       0.27        $0.90      1,214,500      $0.90
   ___________________________________________________   _______________________

                   3,518,664       1.42        $0.51      2,466,609      $0.59
   ===================================================   =======================

   The Company's options have an aggregate intrinsic value of $210,416 of which 1,354,164 have vested with a value of $157,813. The unvested options have an aggregate intrinsic value of $52,603.

12.  COMMITMENTS AND CONTINGENCIES

     a)   ANNUAL LEASES

     The Company is committed to current annual lease payments totaling $81,449 for premises under lease. The lease expires in 2009. Approximate minimum lease payments over the remainder of the leases are as follows:

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)


                                         $

     2007                              36,611

     2008                              38,808

     2009                               6,530
     ________________________________________
     Total                             81,949
     ========================================

     b)   NATIONAL RESEARCH COUNCIL OF CANADA ("NRC") COLLABORATION

     In May 2004, the Company entered into a joint collaboration agreement with the NRC to develop a patentable enzyme technology for the processing of hemp fibers. The agreement was for three years and expires on May 9, 2007. The National Research Council of Canada is to be paid as it conducts work on the joint collaboration. As the NRC completes research and development work, the monies became due. There are no further costs or other off-balance sheet liabilities associated with the NRC agreement. The
     Company has received a letter from the NRC agreeing to extend the collaboration agreement for an additional 3 years but the agreement has not been signed as of the date of the statements.

     Over the term of the agreement, the Company was required to pay the NRC $234,609 (CDN $282,000) in cash. In addition to cash payments, the Company will contribute research and development valued at approximately $460,483 (CDN $553,500). All amounts payable in the agreement have been paid. On November 1, 2006, the Company entered into a technology license agreement with the NRC. The license agreement allows the Company a worldwide license to use and sublicense the NRC technology called CRAILAR. The Company has paid an initial $21,453 (CDN $25,000) fee and will pay an ongoing royalty percentage on sales of products derived from the CRAILAR process of 3% to the NRC with a minimum annual payment set at $12,872 (CDN$15,000) per year. For the three month period ended March 31, 2007 no royalties have been accrued or paid.

     c) CEO AGREEMENT

     On August 15, 2006 the Company signed an agreement with its Chief Executive Officer who will receive $12,500 a month for the period of one year and 500,000 options if certain conditions are met. The contract can be cancelled by either party with 30 days notice. As at March 31, 2007 none of the options had vested.

     d) CONTINGENCY

     On  May  10,  2006,  the  Company's  prior  Chief  Operating  Officer  (the
     "Plaintiff") initiated legal proceedings against the Company by filing a Writ of Summons and Statement of Claim in the Superior Court of British Columbia, civil action no. S-063043. The claim is for wrongful dismissal and the Plaintiff has claimed the following:

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)


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

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)


13.  INCOME TAXES

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


14.  RELATED PARTY TRANSACTIONS

     During the three month period ended March 31, 2007, $110,453 (2006 - $82,361) was incurred as remuneration to officers and directors of the Company. Of this amount, $28,169 (2006 - $25,684) is recorded as salaries and employee benefits expense and $82,284 (2006 - $56,677) is recorded as contract labor expense.

     On August 23, 2006, the Company granted 725,000 five year stock options at an exercise price of $0.31 per share, under the Company's 2006 Stock Option Plan to employees and directors. These options were valued at $144,047 and will be expensed over their one year vesting period commencing September 23, 2006. Accordingly an expense of $29,800 has been recognized in the three month period ended March 31, 2007. All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. (See also Note 6.)


15.  CONCENTRATION RISK

     For the three month period ended March 31, 2007, four suppliers accounted for 100% of the Company's purchases of inventory. One supplier is located in China and supplied 68% of the Company's purchase orders, the other three suppliers are located in North America and supplied approximately 32%.

     For the three month period ended March 31, 2006, one supplier located in China accounted for 100% of the Company's purchases of inventory. As at March 31, 2005, three suppliers account for 100% of the Company's purchases of inventory. The largest supplier is located in China and supplied 90% of the Company's purchase orders, the other two are located in Canada and supplied approximately 10%.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)


16.  PROPERTY TRANSFER

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

     As of March 31, 2007 the Company has recorded a grant receivable of $46,663 a grant receivable of $37,952 was recorded in the second quarter of 2006.

     The above government grants have been recorded as a recovery of expenses.


18.  SEGMENTED INFORMATION

     The  Company's  consolidated  operations  are  conducted  in  two  business
     segments,   Naturally   Advanced   Technologies   Inc.  and  Crailar  Fiber
     Technologies Inc.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)




FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2007
____________________________________________________
                                                    Naturally Advanced Technologies  Crailar Fiber Technologies      Total
                                                                  Inc                           Inc
                                                                   $                             $                     $

Revenue from continuing operations                                  616,061                           -               616,061
Operating profit (loss)                                            (178,206)                     43,388              (134,818)

As at March 31, 2007
Total assets                                                      1,124,610                     323,464             1,448,074
Intangible Assets                                                         -                      55,001                55,001
Deferred development costs                                                                       24,904                24,904

FOR THE THREE MONTH PERIOD ENDED MARCH  31, 2006
____________________________________________________
                                                    Naturally Advanced Technologies  Crailar Fiber Technologies      Total
                                                                  Inc                           Inc
                                                                   $                             $                     $
Revenue from continuing operations                                  285,194                           -               285,194
Operating profit (loss)                                            (273,195)                    (68,839)             (342,034)

As at March 31, 2006
Total assets                                                        523,950                   1,039,856             1,563,806
Intangible Assets                                                         -
                                                                          -                           -

The reconciliation of the segment profit to net income as reported in the financial statements is as follows:

For the Three Month Period  Ended                                2007                           2006
March 31,
                                                                   $                             $
Segment (Loss)                                                     (134,818)                   (342,034)
Minority Interest                                                                                17,210
                                                                          -
Net Income                                                         (134,818)                 (324,824)


NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)


19.  SUBSEQUENT EVENTS

     Subsequent to March 31, 2007 the Company issued 750,000 shares of common stock as follows:

     a) On April 30, 2007, the Company issued 750,000 units, at $0.40 per unit, for total proceeds of $300,000. Each unit consists of one common share and one non-transferable common stock purchase warrant exercisable at $0.70 per warrant share, expiring April 30, 2009. The value of the warrants is $200,266 using the Black Scholes option pricing model using a 2 year term, an expected volatility of 100% and a risk free interest rate of 4.85%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Quarterly Report. Our consolidated financial statements are prepared in accordance with U.S. GAAP. All references to dollar amounts in this section are in U.S. dollars unless expressly stated otherwise.

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

BUSINESS OPERATIONS

We are a product-focused company specializing in the market and sale of a line of natural and sustainable fiber clothing, active wear and fabric under our "HT Natural" brand, and the development of natural and sustainable yarns through our wholly owned subsidiary Crailar Fiber Technologies Inc. As of the date of this Quarterly Report, we will be expanding our business operations on two fronts:
(i) the execution of our CRAILAR enzymatic fiber process to produce yarns that tackle the problems inherent in natural and synthetic fabrics; and (ii) the expansion of our HT Naturals apparel business to meet the growing demand of corporate and individual customers.

HT Naturals casual apparel is made from sustainable fabrics such as hemp, bamboo, organic cotton and soy. HT Naturals products are sold through its in-house sales team, its retail outlet, independent sales agents and through retail boutique outlets throughout North America. During the first quarter of 2007 the Company continued to introduce new apparel designs to its "Elements" line and supplied T-shirts to Starbucks for its "My Starbucks" promotion which resulted in record quarterly sales. We believe the HT Naturals brand stands poised to capitalize on our past activities and expand our reach directly into a growing number of like-minded corporate customers who value sustainability in their business platforms. We believe that today's growing consumer awareness of environmental issues, and the desire to reflect that concern with appropriate apparel purchases, will create a real opportunity to build a strong consumer focused apparel label that speaks directly to sustainability.

Our CRAILAR subsidiary continues research and development of its bast fiber processing technology. When fully developed, the CRAILAR process should produce natural, sustainable fibers for textiles and composites. During 2007, we engaged the Alberta Research Council to assist in the commercialization of the best fiber technology. On November 1, 2006, we entered into a technology license agreement with the National Research Council of Canada ("NRC"). The license agreement grants us a worldwide license to use and sublicense the NRC technology called CRAILAR. We have successfully spun fiber using the CRAILAR process

As of the date of this Quarterly Report, we are dealing with over 2,000 customers and four distributors, resulting in sales in both Canada and the United States. Inventory today is as viable as it was a year ago. Management estimates that we will be able to turn our inventory approximately four times per year under current conditions.


RESULTS OF OPERATION

                               Three months ended
                                    March 31

                            2007            2006         % Change

     Sales               $ 616,061       $ 285,194        116+%
     Gross Profit        $ 235,325       $  70,155        236+%
     Net Income          $(134,818)      $(324,824)        59 %
     Loss Per share      $   (0.01)      $   (0.02)

THREE-MONTH PERIOD ENDED MARCH 31, 2007 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2006.

REVENUE AND GROSS MARGINS

Our net operational losses during the three-month period ended March 31, 2007 were ($134,818) compared to ($342,034) during the three-month period ended March 31, 2006 (a decrease of $207,216). During the three-month period ended March 31, 2007, we generated $616,061 in gross revenues compared to $285,194 in gross revenues for the three-month period ended March 31, 2006 (an increase of $330,867). Our new apparel line under the HT Naturals brand is responsible for the rise in sales. Cost of goods sold increased during the three-month period ended March 31, 2007 to $380,736 from $215,039 for the same period in 2006 resulting in net sales or a gross margin of $235,325 for the three-month period ended March 31, 2007 compared to $70,155 for the same period in 2006. Gross profit as a percentage rose to 38% of sales from 25% of sales due to the sales of new inventory at a higher margin.

OPERATING EXPENSES

During the three-month period ended March 31, 2007, we recorded operating expenses of $370,143 compared to operating expenses of $412,189 during the three-month period ended March 31, 2006 (a decrease of $42,046). Our operating expenses for the three-month period ended March 31, 2007 were reduced by $46,663 in government grants received under the Government of Canada's Scientific Research and Experimental Development tax credit program ("SR&ED Program").

Operating expenses consisted of: (i) $81,634 (2006: $81,240) in salaries and employee benefits; (ii) $36,008 (2006: $31,671) in salaries and benefits - stock based compensation; (iii) $67,463 (2006: $68,870) in advertising and promotion;
(iv) $102,035  (2006:  $64,211) in consulting  and contract  labor;  (v) $23,647
(2006:  $34,932) in legal and accounting;  (vi) $67,189 (2006:  $63,979) general and  administrative;  (vii) $8,212 (2006:  $50,812 in research and  development;
(viii)  $26,038  (2006:  $14,206) in  interest;  (ix) $4,580  (2006:  $3,985) in amortization and depreciation; and (x) $-0- (2006: $10,378) in consulting and contract labour stock based compensation. Our expenses were offset by $46,663 during the three-month period ended March 31, 2007 in receipt of funds from government grant. Our expenses were offset by $12,095 during the three-month period ended March 31, 2006 as gain on settlement of debt. Our net loss from operations during the three-month period ended March 31, 2007 was ($134,818) or ($0.01) per share compared to a net loss of ($324,824) or ($0.02) per share for the three-month period ended March 31, 2006. For the three-month period ended March 31, 2007, the weighted average number of shares outstanding was 24,159,678 compared to 17,137,568 for the three-month period ended March 31, 2006.

Consulting & contract labor expenses increased to $102,035 for the three month period ended March 31, 2007, from $64,211 compared to the same period in 2006 due to the addition of our new CEO and the accompanying wages.

Interest costs increased to $26,038 compared with $14,206 for the same period in 2006. The increase in interest costs relate to the increase in amounts loaned and an increased amount of accounts receivable factored.

Research and development costs decreased substantially to $8,212 compared with $50,812 for the same period in 2006 as the Company began capitalizing R&D costs associated with the Crailar process. The research and development costs incurred during 2006 primarily related to the fees associated with the collaboration with the National Research Council of Canada to develop a patentable enzyme technology to improve the efficiency of hemp fiber processing.

NET INCOME

The net loss for the three-month period ended March 31, 2007 was ($134,818) compared to a loss of ($324,824) for the three-month period ended March 31, 2006, a decrease in loss of $190,006. The decrease in loss was due in part to the decrease in research and development expenses and in legal and accounting fees, and the receipt of the government grant in the amount of $46,663. The basic loss per share was $0.01 for the three-month period ended March 31, 2007 compared to a basic loss of $0.02 per share for the same period in 2006. For the three-month period ended March 31, 2007, the weighted average number of shares outstanding was 24,159,678 compared to 17,137,568 for the three-month period ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2007

As at March 31, 2007, our current assets were $1,350,515 and our current liabilities were $1,094,466 which resulted in working capital surplus of $256,049. As at March 31, 2007, total assets were $1,448,074 consisting of: (i) $259,293 in cash; (ii) $640,740 in trade accounts receivable; (iii) $383,026 in inventory; (iv) $67,456 in prepaid expenses and other; (v) $17,654 in fixed assets; and (vi) $55,001 in intangible assets; and $24,904 (vii) in deferred Crailar development costs.

As at March 31, 2007, total liabilities were comprised of (i) $495,809 in accounts payable and accrued liabilities; (ii) $295,347 in amounts due related parties; (iii) $4,481 capital lease obligation; (iv) $300,000 in note payable; and (v) $28,092 in long term debt.

Stockholders' Equity (Deficit) increased from $278,484 at December 31, 2006 to $324,345 at the three-month period ended March 31, 2007.

As of March 31, 2007 we had cash of $259,293 compared with $414,233 at March 31, 2006.

The cash flows used in operations for the three-month period ended March 31, 2007 were $435,580 compared with $257,680 for the same period in 2006. Cash flows used in operations for the three-month period ended March 31, 2007 consisted primarily of a net loss of ($134,818), with changes in working capital assets and liabilities of an increase in accounts receivable of ($222,845), an increase in inventory of ($122,851), an increase in accounts payable and accrued liabilities of $25,998 and an increase in government grant receivable of ($37,952).

The cash flows used in investing activities for the three-month period ended March 31, 2007 were $42,452 compared with $4,398 for the same period in 2006. Cash flows used in investing activities for the three-month period ended March 31, 2007 consisted primarily of: (i) $13,226 in purchase of property and equipment; (ii) $4,322 in acquisition of trademarks and license; and (iii) $24,904 in deferred Crailar development costs.

The cash flows provided by financing activities for the three-month period ended March 31, 2007 were $328,421 compared with $111,031 during the same period in 2006. Cash flows provided by financing activities for the three-month period ended March 31, 2007 consisted primarily of: (i) $150,000 from the issuance of capital stock; and (ii) receipt of funds in the amount of $180,000 from related party advances.

The effect of exchange rates on cash resulted in a loss of ($5,329) for the three-month period ended March 31, 2007 compared with a $3,734 gain in the same period in 2006. These gains and losses are the result of fluctuations in the Canadian dollar versus the US dollar.

PLAN OF OPERATION

We plan to expand our business platform on two fronts: 1) the execution of our CRAILAR fiber process to produce yarn and composites that tackle the problems inherent in natural fabrics and composites, 2) the expansion of our HT Naturals apparel business to meet the growing demand of corporate and individual customers alike.

Crailar Fiber Technologies continues development work with the NRC and ARC on bast fiber enzymatic processes to facilitate the commercialization of bast fibers for fabrics and composite use. The Collaboration Agreement with NRC expired May 9, 2007. By letter dated March 26, 2007 from NRC addressed to us, NRC has agreed to extend the Collaboration Agreement for an addtional three-year period. We anticipate that Crailar Fiber Technologies Inc. will also enter into an agreement with ARC in the first half of 2007 to formalize the collaboration and licensing duties of each party. In addition, Crailar Fiber Technologies has hired a 35 year fabric industry veteran to build a testing and development facility in Montreal to assist NRC and ARC in the commercialization of the CRAILAR fiber process. Development of the CRAILAR process has progressed to the stage that we project our fiber will be used in fabric related applications in 2007.

HT Naturals continued to see strong growth in the apparel business in both the seasonal retail line and the higher volume corporate wear line. Consumer acceptance of the Fall 2006 line helped increase retailer demand for the Spring 2007 line. In the first quarter of 2007 over 400 new retail and corporate customers were added. The global climate of eco-responsibility helped increase demand for the HT Naturals basic T-shirt line which is sold directly to screen printers and corporate clients. The partnership with Starbucks Coffee Company also had a positive effect on our first quarter sales. Fabric and private label sales remained steady in the first quarter of 2007 and HT's reputation in the sustainable fabric and apparel industry has allowed for organic growth in this portion of the company. HT Naturals apparel is made from eco fabrics crafted from a proprietary combination of fabrics including hemp, organic cotton, bamboo, soy, recycled polyester, and other organic textiles.

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

MATERIAL COMMITMENTS

CELESTINE ASSET MANAGEMENT

One of our significant material commitments for fiscal year 2007 is the principal amount of $300,000 due and owing pursuant to a secured and subordinated loan agreement with Celestine Asset Management ("CAM"). The term of the loan is from October 22, 2005 to April 22, 2007, and the interest rate is 12% per annum, calculated semi-annually, with payments due semi-annually. The principal of $300,000 is due on April 22, 2007; on April 21, 2007, the Company was granted an extension of 90 days by Celestine with the same terms.

The security granted to CAM is pursuant to: (i) a fixed charge and a security interest in our existing accounts receivable insurance policy obtained through Export Development Canada and St. Paul Guarantee Insurance Company respecting losses sustained us: and (ii) a floating charge and a security interest in all of our assets, subject and subordinate to any borrowing by us with banks and lending institutions.

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

LOANS

One of our significant material commitments for fiscal 2007 is the additional amount of $100,000.00 advanced by Robert Edmunds, one of our directors, to facilitate the production of the new apparel designs. The $100,000 loan is evidenced by the issuance of a promissory note dated January 16, 2007 in the name of Robert Edmunds in the principal amount of $100,000 maturing April 30, 2007 with interest accruing thereon at the rate of 12% per annum (the "$100,000 Note"). We also entered into a secured loan agreement with Robert Edmunds dated January 16, 2007 (the "$100,000 Loan Agreement") and a security agreement dated January 16, 2007 (the "$100,000 Security Agreement"). In accordance with the terms and provisions of the $100,000 Security Agreement, we granted to Robert Edmunds a security interest in and to certain collateral, including equipment, accounts receivable, and other property. On April 30, 2007, Mr. Edmunds agreed to extend the short term loan until May 31, 2007.

One of our significant material commitments for fiscal 2007 is the advance of up to $400,000 to be received from Robert Edmunds, one of our directors, to facilitate the production of the new apparel designs. The $400,000 to be advanced to the Company is evidenced by the issuance of a promissory note dated February 19, 2007 in the name of Robert Edmunds in the principal amount of $400,000 maturing February 29, 2008 with interest accruing thereon at the rate of 12% per annum (the "$400,000 Note"). We also entered into a secured loan agreement with Robert Edmunds dated October 1, 2006 (the "$400,000 Loan Agreement") and a security agreement dated October 1, 2006 (the "$400,000 Security Agreement"). In accordance with the terms and provisions of the $400,000 Security Agreement, we granted to Robert Edmunds a security interest in and to certain collateral, including equipment, accounts receivable, and other property. On March 31, 2007, we made a draw on the loan of $180,000, which remains outstanding as of the date of this Quarterly Report.

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

ITEM 3. INTERNAL CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Jason Finnis, our President, Kenneth Barker, our Chief Executive Officer ("CEO"), and Guy Prevost, our Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, Messrs. Finnis, Barker and Prevost concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

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

As of the date of this Quarterly Report, we are not aware of any other pending or existing legal proceedings involving our company or its officers and directors. We are not aware of any other proceedings being contemplated by any person or governmental authority against us, our properties or our officers and directors.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three-month period ended March 31, 2007, we issued securities pursuant to contractual debts or financings as follows.

During the three-month period ended March 31, 2007, we issued an aggregate of 428,573 shares of restricted common stock through a private placement of Units, at $0.35 per Unit, for total proceeds of $150,000. Each unit consists of one common share in our capital stock and one non-transferable common stock purchase warrant at an exercise price of $0.75 per Warrant Share. The expiration date for the warrants is January 2009. The investors executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the Securities Act of 1933, as amended, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commission was paid.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The following exhibits are included in this report: See "Exhibit Index" immediately following the following the signature page of this Form 10-QSB.

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            NATURALLY ADVANCED TECHNOLOGIES INC.



Date: May 11, 2007                          By: /s/ KENNETH BARKER
                                            _______________________
                                            Kenneth Barker
                                            CEO, Chairman, Director


Date: May 11, 2007                          By: /s/ GUY PREVOST
                                            _______________________
                                            Guy Prevost
                                            CFO