Form 10QSB/A
period 2005-09-30
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2007-06-06
CIK 1210294

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB
                                Amendment No.1

(Mark One)

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

( )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

                        Commission file number:  0-50367

                      Naturally Advanced Technologies, Inc.
                          (formerly "Hemptown Clothing Inc.")
                 (Name of small business issuer in its charter)

          British Columbia, Canada                       98-0359306
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

                                     Page 2

Class

Outstanding as of November 10, 2005

Common Stock, no par value

13,685,635

Transitional Small Business Disclosure Format (check one):

Yes

No __X__

                             Hemptown Clothing Inc.

                               Table of Contents

                                     Page 4

PART I - FINANCIAL INFORMATION

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

                                                                (unaudited)

                                                                (Restated -
                                                                See Note 18)
ASSETS

Current

   Cash and cash equivalents                                 $      1,639,671  $        13,632

   Accounts receivable                                                136,312          219,626

   Inventory                                                          274,075          318,605

   Prepaid expenses and other                                          59,736           79,646

   Deferred financing costs (Note 4)                                        -           10,815

                                                                    2,109,794          642,324

Property and equipment
(Note 8)                                                               20,043           23,442

                                                             $      2,129,837  $       665,766

LIABILITIES

Current

   Bank loan (Note 6)                                        $              -  $       100,545

   Accounts payable and accrued liabilities                           368,248          387,804

   Due to related parties (Note 7)                                    193,364          126,606

   Note payable, current portion (Note 4)                             100,000                -

   Capital lease obligation, current portion                            2,099            7,781

   Short term debt (Note 5)                                            21,202          400,000

                                                                      684,913        1,022,736

Note payable (Note 4)                                                 300,000

Long term debt (Note 9)                                                27,832           26,922

Capital lease obligation                                               10,814            7,896

                                                                    1,023,559        1,057,554

Minority Interest (Note 3)                                            287,101                -

STOCKHOLDERS' EQUITY (DEFICIENCY)

Capital Stock (Note 10)

   Authorized:  100,000,000 common shares without par value

   Issued and outstanding :  14,205,635 common shares

   (December 31, 2004 - 13,270,035)                                 1,607,599        1,359,448

   Subscription proceeds received                                     400,000                -

Additional paid-in capital                                          1,073,326           41,368

Accumulated comprehensive income                                       13,563            8,328

Deficit                                                            (2,275,311)      (1,800,931)

                                                                      819,177        (391,788)

                                                             $      2,129,837  $       665,766

Commitments
(Note 11)

Subsequent Events
(Note 17)

     The accompanying notes are an integral part of these interim consolidated financial statements.

HEMPTOWN CLOTHING INC.

Interim Consolidated Statements of Operations and Deficit

(unaudited)

                                                                Three months ended       Nine months ended
                                                                   September 30,           September 30,

                                                                     2005        2004        2005        2004
                                                                 (Restated-               (Restated-
                                                                  See Note 18)            See Note 18)

Sales                                                 $           323,939$    158,447$    806,256$    703,908

Cost of sales                                                     255,619     105,288     585,802     491,091

Gross margin                                                       68,320      53,159     220,454     212,817

Expenses

      Advertising and promotion                                    57,776      56,638     126,506     130,820

      Consulting fees                                              25,590           -      33,614           -

      Consulting fees - stock-based compensation                    7,041      23,857      44,755      23,857

      Contract labour                                              56,382      67,231     189,797     124,807

      Contract labour - stock based compensation                   15,000           -      15,000           -

      Depreciation                                                  3,597       2,532       8,754       6,910

      Insurance                                                     3,273       4,030       9,157      17,056

      Interest                                                     27,665      13,973      59,444      29,001

      Legal and accounting                                         13,459       7,982      69,684      55,781

      Office and general                                           21,728      34,965      86,202      74,078

      Rent                                                         11,547      10,456      33,818      30,580

      Research and development                                     26,987      15,003      78,982      25,187

      Salaries & benefits                                          77,605      63,554     180,048     173,854

      Government grant, net of fees (Note 16)                       1,067           -   (201,100)           -

                                                                  348,717     300,221     734,661     691,931

Loss from operations                                            (280,397)   (247,062)   (514,207)   (479,114)

Minority Interest                                                  39,827           -      39,827           -

Net income (loss) for the period                                (240,570)   (247,062)   (474,380)   (479,114)

Deficit
, beginning of period                                         (2,034,741) (1,135,929) (1,800,931)   (903,877)

Deficit
, end of period                                        $      (2,275,311)$(1,382,991)$(2,275,311)$(1,382,991)

Earnings (Loss) per share (basic)                      $           (0.02)$     (0.02)$     (0.03)$     (0.04)

Weighted average number of shares outstanding (basic)          13,807,809  13,270,035  13,648,110  13,085,975

The accompanying notes are an integral part of these interim consolidated financial statements

HEMPTOWN CLOTHING INC.

Interim Consolidated Statements of Cash Flows

(unaudited)

                                                                          For the nine month period ended

                                                                                   2005              2004
                                                                                 (Restated -
                                                                                 See Note 18)

Cash flows from (used in) operating activities

  Net income (loss) for the period                                       $     (474,380)    $    (479,115)

  Adjustments to reconcile net loss to net cash from operating activities

   Depreciation                                                                   8,754             6,910

   Stock based compensation                                                      59,755            23,857

   Minority interest                                                           (39,827)                 -

   Non-cash deferred financing costs                                             10,815          (13,739)

Changes in working capital assets and liabilities

  Decrease (increase) in accounts receivable                                     83,314         (234,310)

  Decrease (increase) in inventory                                               44,530           182,547

  Decrease (increase) in prepaid expenses                                        19,910          (40,616)

  (Decrease) increase in accounts payable and accrued liabilities                 4,827         (164,305)

  (Decrease) increase in capital lease obligation                                     -             1,607

                                                                              (282,302)         (717,164)

Cash flows from (used in) investing activities

  Purchase of fixed assets                                                      (5,355)           (5,530)

                                                                                (5,355)           (5,530)

Cash flows from (used in) financing activities

  Issuance of capital stock for cash                                            145,000           254,300

  Stock subscriptions received                                                  400,000                 -

  Proceeds from sale of subsidiary shares                                     1,300,000                 -

  Capital lease obligation (repayment)                                          (2,764)                 -

  Bank loan (repayments) proceeds                                             (100,545)           142,750

  Issuance of notes payable                                                           -           400,000

  Short term loans                                                               21,202                 -

  Related party advances                                                        145,568             4,745

                                                                              1,908,461           801,795

Effect of exchange rate changes on cash and cash equivalents                      5,235          (55,779)

Increase in cash and cash equivalents                                         1,626,039            23,322

Cash and cash equivalents,
beginning of period                                                              13,632            46,555

Cash and cash equivalents,
end of period                                                            $    1,639,671    $       69,877

SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for interest                                              $       38,582    $        9,692

     Cash paid for income taxes                                          $            -    $            -

     Capital stock issued in settlement of accounts payable              $        9,330    $      200,000

     Capital stock issued in settlement of related party debt            $       78,810    $            -

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

The Company's consolidated financial statements are prepared using generally accepted accounting principles ("GAAP") in the United States of America applicable to a going concern, which contemplates the realization of assets and payment of liabilities in the normal course of business. The Company has incurred losses since inception of $2,275,311 (see Note 18 - Restatement), and further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

HEMPTOWN CLOTHING INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

2.

Significant Accounting Policies

a)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and (a) its wholly-owned subsidiaries, Hemptown USA, Inc., a Nevada incorporated company and 0697872 B.C. Ltd., a British Columbia incorporated company with extra-provincial registration; and (b) its 75% ownership in Crailar Fiber Technologies Inc., a British Columbia incorporated company with extra-provincial registration. 0697872 B.C. Ltd. was incorporated to hold ownership of a proposed fibre processing plant in Saskatchewan (see Note 15). Hemptown USA, Inc. was incorporated in order to enable the Company to factor its U.S. sales invoices as required by Spectrum Financial Corporation ("Spectrum") (see Note 5(a)). Hemptown USA Inc. and 0697872 B.C. Ltd. were incorporated by the Company during 2004. Crailar Fiber Technolgies Inc was incorporated during 2005 and a 25% interest was sold during the period ended September 30, 2005 (Refer to Note 3). All significant inter-company transactions and account balances have been eliminated upon consolidation.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 10:

                                                Nine month period ended  Nine month period ended

                                                    September 30, 2005     September 30, 2004

                                                            (Restated)
                                                                                 $   (479,114)
Net income (loss) for the period     As reported        $     (474,380)

SFAS 123 compensation expense        Pro-forma                (525,760)              (255,097)

Net loss for the period              Pro-forma          $   (1,000,140)          $   (734,211)

Pro-forma basic net loss per share   Pro-forma          $        (0.07)          $      (0.06)

Pro-forma diluted net loss per share Pro-forma          $        (0.07)          $      (0.06)

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

o)

Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts receivable, note payable, accounts payable and accrued liabilities, capital lease obligation, short term debt, long term debt, and due to related parties. It is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of the Company's financial instruments are estimated by management to approximate their carrying values due to their immediate or short-term maturity. The fair value of advances due to related parties and certain long term debt is not determinable due to the nature of their repayment terms and conditions.

3.

Minority Interest

During the third quarter of 2005, Crailar Fiber Technologies Inc. ("Crailar")issued 1,300,000 shares from treasury at $1.00 per share for total proceeds of $1,300,000, representing 25% of the total outstanding stock. The funds raised will be used to further develop the Crailar enzymatic process. As at September 30, 2005 Hemptown Clothing Inc. owns the remaining 75% of Crailar.

The Company has recognized $975,469 of additional paid in capital resulting from the change in ownership of Crailar. The minority interest balance of $287,101 reflects a foreign currency translation adjustment of $2,397.

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

8.

Property and Equipment

                                                  Accumulated     Net Book Value      Net Book Value

                                           Cost   Depreciation    Sept 30, 2005     December 31, 2004

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

(h)

Share purchase warrants outstanding at September 30, 2005 are:

                                                   Weighted Average
                                                       Remaining
       Range of Exercise Prices  Number of Shares  Contractual Life (yr)

              $0.50 - $0.75         400,000(1)                     1.45

              $0.50 - $0.75         172,460(2)                      .92

              $0.50 - $0.75         120,000(3)                     1.02

              $0.75 - $1.00           6,570(4)                      .92

              $2.00 - $4.00         300,000(5)                     0.42

                  Total                999,030                     0.98

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

                                                           Weighted-Average

                                                  Shares     Exercise Price

       Warrants outstanding, December 31, 2003    550,000      $       1.80

       Warrants exercised during the year         (200,000)    $       0.25

       Warrants granted during the year           202,000      $       0.75

       Warrants expired during the year           -            $       0.00

       Warrants outstanding, December 31, 2004    552,000      $       1.97

       Warrants exercised during period           -            $       0.00

       Warrants granted during period             699,030      $       0.50

       Warrants expired during the period         (252,000)    $       0.75

       Warrants outstanding, September 30, 2005   999,030      $       0.95

Stock Option Plan

A summary of the status of the Company's Stock Option Plan as of September 30, 2005 is presented below:

                                                           Weighted-Average

                                                  Shares     Exercise Price

        Options outstanding, December 31, 2003    1,831,500    $       0.65

        Options exercised during the year         (120,000)    $       0.50

        Options granted during the year           2,576,500    $       0.73

        Options cancelled during the year         (352,500)    $       0.77

        Options outstanding, December 31, 2004    3,935,500    $       0.70

        Options exercised during period           (30,000)     $       0.50

        Options granted during period             787,500      $       0.20

        Options cancelled during the period       (632,000)    $       0.29

        Options outstanding, September 30, 2005   4,061,000    $       0.67

                               September 30, 2005

                     Options Outstanding            Options Exercisable

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

Of the stock options granted on July 9, 2004 (see Note 10), 1,050,000 were granted to Directors of the Company. As of September 30, 2005, 1,050,000 of the Directors' stock options issued on July 9, 2004 have vested. A pro forma expense of $347,627 has been recognized for these options, as disclosed in Note 2.

HEMPTOWN CLOTHING INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(unaudited)

Of the stock options granted on May 10, 2005 (see Note 10), 525,000 were granted to Directors of the Company. As of September 30, 2005, 175,024 of the Directors' stock options issued on May 10, 2005 have vested. A pro forma expense of $22,081 has been recognized for these options, as disclosed in Note 2.

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

14.

Economic Dependence

As at September 30, 2005, three suppliers account for 100% of the Company's purchases of inventory. The largest supplier is located in China and supplies 94% of the Company's purchases, the other two are located in Canada and supply approximately 6%.

15.

Property Transfer

On July 3, 2004 the Company received 80 acres of industrial property in Craik, Saskatchewan for development as a hemp fibre mill. The Company, through its subsidiary 0687872 B.C. Ltd., was granted title to the land from the Town of Craik and the Rural Municipality of Craik No. 222 in exchange for $1.00. Provided the company is successful in the development of the mill, by July 1, 2007, there will be no further obligations to the Town of Craik; however, if it is not successful, the Company will surrender the land back to Craik. The transfer of the registration of title was completed on February 8, 2005.

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

18.

Restatement

The Company has restated its consolidated financial statements for the nine month period ending September 30, 2005. The Company is restating the financial statements to reflect the sale of a subsidiary's shares as additional paid in capital instead of a gain from sale.

	September 30, 2005 As Reported $	Adjustment $	September 30, 2005 As Restated $
Balance Sheet
Additional paid-in capital	97,857	975,469	1,073,326
Deficit	(1,299,842)	(975,469)	(2,275,311)

	Period Ended September 30,2005 As Reported $	Adjustment $	Period Ended September 30, 2005 As Restated $
Income Statement
Gain resulting from change of ownership of subsidiary	975,469	(975,469)	-
Net Gain (Loss) for the period	734,899	(975,469)	(240,570)
Earnings (Loss) Per share (basic)	0.04		(0.03)
Statement of Cash Flows
Net Income (Loss) for the Period	501,089	(975,469)	(474,380)
Gain resulting from change in ownership of subsidiary	975,469	(975,469)	-

In addition to the restatements noted above, certain other revisions to the financial statement note disclosures were made to improve the overall presentation of the Company's financial statements.

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

GENERAL

Hemptown Clothing Inc., a corporation organized under the laws of British Columbia, Canada ("Hemptown"), is engaged in the manufacture and marketing of hemp apparel brand clothing to wholesalers, retailers and consumers. We are also involved in ongoing research and development of quality and conservation-based textile technology, working vertically to enhance its products and the benefits they provide to crop farmers, consumers and the environment. Our shares of common stock trade on the Over-the-Counter Bulletin Board under the trading symbol "HPTWF".

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

RESULTS OF OPERATIONS

                      Three months ended               Nine months ended

                        September 30,                    September 30,

                       2005       2004    % Change     2005          2004     % Change
                    (Restated)                       (Restated)

Revenues             $ 323,939  $ 158,447  +105%   $   806,256   $  703,908    +15%

Gross Margin         $  68,320  $  53,159   +28%   $   220,454   $  212,817     +4%

Loss from Operations $(280,397) $247,062)   -14%   $ (514,207)   $(479,114)     -7%

Basic Loss per Share $   (0.02) $  (0.02)          $    (0.03)   $   (0.04)

Third quarter revenues showed an increase over first quarter revenues and an increase of 105% over second quarter revenues of the same period in the previous year.

Nine-Month Period Ended September 30, 2005 Compared to Nine-Month Period Ended September 30, 2004

Our restated net operational losses during the nine-month period ended September 30, 2005 were ($514,202) compared to ($479,114) during the nine-month period ended September 30, 2004 (an increase of $35,088). During the nine-month period ended September 30, 2005, we generated $806,256 in gross revenues compared to $703,908 in gross revenues for the nine-month period ended September 30, 2004 (an increase of $102,348). Cost of goods sold increased during the nine-month period ended September 30, 2005 to $585,802 from $491,091 for the same period in 2004 resulting in net sales or a gross margin of $220,454 for the nine-month period ended September 30, 2005 compared to $212,817 for the same period in 2004, as further discussed below.

During the nine-month period ended September 30, 2005, we recorded operating expenses of approximately $734,661 compared to operating expenses of $691,931 during the nine-month period ended September 30, 2004 (an increase of $42,730). Operating expenses consisted of: (i) $180,048 (2004: $173,854) in salaries and employee benefits; (ii) $126,506 (2004: $130,820) in advertising and promotion; (iii) $189,797 (2004: $124,807) in contract labor; (iv) $69,684 (2004: $55,781) in legal and accounting; (v) $86,202 (2004: $74,078) in office and general; (vi) $33,818 (2004: $30,580) in rent; (vii) $59,444 (2004: $29,001) in interest; (viii) $9,157 (2004: $17,056) in insurance; (ix) $78,982 (2004: $25,187) in research and development; (x) $8,754 (2004: $6,910) in depreciation; (xi) $33,614 (2004: -0-) in consulting fees; and (xii) $59,755 (2004: $23,857) in stock-based compensation. Our restated net loss from operations during the nine-month period ended September 30, 2005 was ($514,207) or ($0.03) per share compared to a net loss of ($479,114) or ($0.04) per share for the nine-month period ended September 30, 2004. For the nine-month period ended September 30, 2005, the weighted average number of shares outstanding was 13,807,809 compared to 13,270,035 at September 30, 2004.

Our net loss for the nine-month period ended September 30, 2005 was ($474,380) compared to a net loss of ($479,114) for the nine-month period ended September 30, 2004. Our net loss for the nine-month period ended September 30, 2005 was substantially similar to our not loss over the same period in 2004.

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

Operating Expenses. Total operating expenses for the nine month period ended September 30, 2005 were $734,661 compared with total operating expenses of $691,931 for the same period in 2004. The operating expenses for the nine month period ended September 30, 2005 were reduced by $201,101 in government grants received/receivable under the Government of Canada's Scientific Research and Experimental Development tax credit program ("SR&ED Program").

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

Net Loss. The restated net loss for the nine-month period ending September 30, 2005 was ($474,380) compared to a net loss of ($479,114) for the same period in 2004. The restated basic loss per share was ($0.03) for the nine-month period ended September 30, 2005 compared to a basic loss of ($0.04) per share for nine-month period ended September 30, 2004.

Three-Month Period Ended September 30, 2005 Compared To Three-Month Period Ended September 30, 2004.

Our restated net operational losses during the three-month period ended September 30, 2005 were ($280,397) compared to ($247,062) during the three-month period ended September 30, 2004 (an increase of $33,335). During the three-month period ended September 30, 2005, we generated $323,939 in gross revenues compared to $158,447 in gross revenues for the three-month period ended September 30, 2004 (an increase of $165,492). Cost of goods sold increased during the three-month period ended September 30, 2005 to $255,619 from $105,288 for the same period in 2004 resulting in net sales or a gross margin of $66,320 for the three-month period ended September 30, 2005 compared to $53,159 for the same period in 2004.

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

Our restated net loss for the three-month period ended September 30, 2005 was ($240,570) compared to a net loss of ($247,062) for the nine-month period ended September 30, 2004.
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

Stockholders' equity/deficit increased from a stockholders' deficit of ($391,788) at December 31, 2004 to a stockholders' equity of $819,177 at the nine-month period ended September 30, 2005.

As of September 30, 2005, we had cash of $1,639,671 compared with $13,632 at December 31, 2004. The bank line of credit decreased from $100,545 in December 2004 to $0 in the second quarter of 2005.

The cash flows used in operations for the nine-month period ended September 30, 2005 were $282,302 compared with $717,164 for the same period in 2004. Cash flows used in operations for the nine-month period ended September 30, 2005 consisted primarily of restated net loss of $(474,380), with changes in working capital assets and liabilities of a decrease in accounts receivable to $83,314, a decrease in inventory of $44,530, and a decrease in accounts payable and accrued liabilities of $4,827.

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

PLAN OF OPERATION

We have been, since our inception, reliant on external investment to finance ongoing operations, as we are not yet operating profitably. We plan to continue to increase efficiency in inventory control by eliminating slow turning items and adding new items from our HT NaturalsTM product line. An increased focus on private label and retail sales is expected to grow sales in the future. New sources of production financing will provide continuous product availability and the capacity to provide product as ordered.

During the nine-month period ended September 30, 2005, we completed two private offerings raising in the aggregate $105,000. Simultaneously, our subsidiary, Crailar Fiber, completed a private placement offering raising in the aggregate $1,300,000 to continue development of its fiber process enzyme (CRAILAR). The development of the CRAILAR fiber process has reached the stage that we will begin testing and production at the pilot plant level during fourth quarter of 2005. See "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds.

Our collaboration with the National Research Council is continuing on schedule and we continue to be confident of the value of this research as confirmation of the commercial viability of the Hemptown fiber process (CRAILARTM) has been received from industry. The agreement with the National Research Council allows us to assign the benefits of the agreement. The National Research Council plans to shortly apply for patents of the CRAILAR process and, upon the successful application of these patents, we will assign the agreement and patent rights to our subsidiary, Crailar Fiber.

We have also retained the services of The Meriwether Group to assist with strategic planning, marketing and venture capital funding. The Meriwether Group has raised $500,000 in capital for us in the third quarter of 2005.
During 2005, we added a new line of clothing called HT NaturalsTM to augment our growing product base. HT NaturalsTM is an "eco-fabric", which is crafted from a proprietary combination of fabric blends including organic cotton, bamboo, soy, recycled polyester, and other organic textiles. The bamboo component has the look of rayon, feels like silk and is softer than cotton on the body. The soy component is a by-product of soy food production, and is often termed as "vegetable cashmere".

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as at September 30, 2005. Based on that evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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

(i)

During the nine-month period ended September 30, 2005, we engaged in a private placement offering under Regulation D of the Securities Act of 1933, as amended (the "1933 Securities Act"), which has been terminated. Pursuant to the terms of the private placement, we offered 20,000 units in our capital (the

"First Unit"), at a subscription price of $0.25 per First Unit, with each such First Unit being comprised of one share of restricted common stock and one non-transferable share purchase warrant (the "First Warrant") entitling the holder thereof to purchase an additional share of common stock for the period commencing upon the date of issuance of the First Unit and ending on the day which is 18 months from the date of issuance of the First Unit at an exercise price of $0.50 per share during the first twelve month of the First Warrant and then at an exercise price of $1.00 per share during the final six months. We sold 20,000 First Units at $0.25 per First Unit, consisting of 20,000 shares of restricted common stock and 20,000 First Warrants, for aggregate gross proceeds of $5,000. We issued shares of restricted common stock to one accredited U.S. resident investor and to one non-U.S. resident investor. The investors executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions or and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commission was paid.

(ii)

During the nine-month period ended September 30, 2005, we engaged in a private placement offering under Regulation D of the 1933 Securities Act, which has been terminated. Pursuant to the terms of the private placement, we offered 400,000 units in our capital (the "Second Unit"), at a subscription price of $0.25 per Second Unit, with each such Second Unit being comprised of one share of restricted common stock and one non-transferable share purchase warrant (the "Second Warrant") entitling the holder thereof to purchase an additional share of common stock for the period commencing upon the date of issuance of the Second Unit and ending on the day which is 24 months from the date of issuance of the Second Unit at an exercise price of $0.50 per share. We sold 400,000 Second Units at $0.25 per Second Unit, consisting of 400,000 shares of restricted common stock and 400,000 Second Warrants, for aggregate gross proceeds of $100,000. We issued shares of restricted common stock to one accredited U.S. resident investor and to one non-U.S. resident investor. The investors executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions or and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commission was paid.

(iii)

During the nine-month period ended September 30, 2005, we engaged in a private placement offering under Regulation S and Rule 506 of Regulation D of the 1933 Securities Act, which has been terminated. Pursuant to the terms of the private placement, we offered 200,000 units in our capital (the "Third Unit"), at a subscription price of $0.20 per Third Unit, with each such Third Unit being comprised of one share of restricted common stock and one-half of one 18-month non-transferable share purchase warrant (the "Third Warrant"). Each such whole Third Warrant entitles the holder thereof to purchase one additional share of restricted common stock at an exercise price of $0.50 per Third Warrant during the first 12-months or at an exercise price of $1.00 per Third Warrant during the final 6-months of the exercise period of the Third Warrant. We sold 200,000 Third Units at $0.20 per Third Unit, consisting of 200,000 shares of restricted common stock and 100,000 Third Warrants, for aggregate gross proceeds of $40,000. We issued shares of restricted common stock to one non-U.S. resident investor. The investor executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions or and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commission was paid.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 18, 2005, an annual meeting of shareholders (the "Meeting") was held for the following purposes: (i) to ratify and approve the prior actions of the Board of Directors; (ii) to approve and ratify the appointment of Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, as our independent public accountant and auditor; (iii) to elect the following nominees to the Board of Directors: Jerry Kroll, Jason Finnis, Larisa Harrison, Robert Edmunds and Guy Carpenter; (iv) to approve a proposed 2005 stock option plan for our key personnel (the "2005 Stock Option Plan"); and (v) to approve a proposed amendment to our Articles of Incorporation, as amended, to effectuate a proposed name change to such name as may be approved by our Board of Directors in its sole and absolute discretion (the "Name Change").

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

(b)

Reports on Form 8-K

A Form 8-K, dated April 8, 2005, was filed announcing the confirmation of $223,118.00 from the Government of Canada's Scientific Research and Experimental Development program in recognition of our 2002 and 2003 business operations in the development of environmentally friendly fabrics and garments.
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

      Naturally Advanced Technologies, Inc.
      (formerly "Hemptown Clothing Inc.")

Date: June 6, 2007                        By: /s/ Jason Finnis
                                          Jason Finnis
                                          President, Chief Operating Officer and Director

Date: June 6, 2007                        By: /s/ Kenneth Barker
                                          Kenneth Barker
                                          Chief Executive Officer and Director

Date: June 6, 2007                        By: /s/ Guy Prevost
                                          Guy Prevost
                                          Chief Financial Officer and Director
                                          (Principal Financial Officer and Principal                                                Accounting Officer)

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

                                  EXHIBIT 31.1

CERTIFICATIONS PURSUANT TO RULE 13a-14(a)/15d-14(a)

I, Kenneth Barker, certify that:

(1)     I have reviewed this Quarterly Report on Form 10-QSB (Amendment No. 1) for the quarterly period ended September 30, 2005 of Naturally Advanced Technologies, Inc. (formerly known as "Hemptown Clothing Inc.");

(2)     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4)     The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)     Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)     Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5)     The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:   June 6, 2007

/s/ Kenneth Barker
By:    Kenneth Barker
Title: Chief Executive Officer

                                  EXHIBIT 31.2

CERTIFICATIONS PURSUANT TO RULE 13a-14(a)/15d-14(a)

I, Guy Prevost, certify that:

(1)     I have reviewed this Quarterly Report on Form 10-QSB (Amendment No. 1) for the quarterly period ended September 30, 2005 of Naturally Advanced Technologies, Inc. (formerly known as "Hemptown Clothing Inc.");

(2)     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4)     The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)     Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)     Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5)     The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:   June 6, 2007

/s/ Guy Prevost
By:    Guy Prevost
Title: Chief Financial Officer
       (Principal Financial Officer)

                                  EXHIBIT 32.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
I, Kenneth Barker, Chief Executive Officer of Naturally Advanced Technologies, Inc. (formerly known as "Hemptown Clothing Inc."), hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(i)     the Quarterly Report on Form 10-QSB (Amendment No. 1) of the Company for the quarterly period ended September 30, 2005 (the "Quarterly Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(ii)    the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:    /s/ Kenneth Barker

Name:  Kenneth Barker
Title: Chief Executive Officer

Date:  June 6, 2007

                                  EXHIBIT 32.2

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
I, Guy Prevost, Chief Financial Officer of Naturally Advanced Technologies, Inc. (formerly known as "Hemptown Clothing Inc."), hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(i)     the Quarterly Report on Form 10-QSB (Amendment No. 1) of the Company for the quarterly period ended September 30, 2005 (the "Quarterly Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(ii)    the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:    /s/ Guy Prevost

Name:  Guy Prevost
Title: Chief Financial Officer
       (Principal Financial Officer)

Date:  June 6, 2007