Form 10KSB/A
period 2005-12-31
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2007-06-06
CIK 1210294

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB
                                 Amendment No. 1

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

                                          9

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

                                       11

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

                                       12

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
     authorized, in their sole and absolute discretion, to abandon or alter any portion of the Stock Option Plan at any time without the further approval of our shareholders.

     For                                 6,222,262
     Against                               739,198
     Abstain                                     0
     Broker non vote                             0

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
(In US Dollars)

                                                                      Accumulated
                                                          Payables    Additional      other
                                    Common shares              Share  with equity   paid-in    comprehensive
                                  Shares     Amount    Subscriptions  components    capital    income\(loss)   Deficit      Total
                                                $             $             $           $             $            $         $
____________________________________________________________________________________________________________________________________

Balance, December 31, 2003      11,834,535    860,148     45,000        200,000        4,523      65,601        (903,877)   271,395

Exercise of stock options at
   $0.50 per share                 120,000     60,000          -              -            -           -               -     60,000
Subscriptions received             415,500    194,300          -              -            -           -               -    194,300
Share subscriptions completed      100,000     45,000    (45,000)             -            -           -               -          -
Conversion of liabilities
   classified as equity            800,000    200,000                  (200,000)           -           -               -          -
Stock-based compensation                 -          -          -              -       36,844           -               -     36,844
Components of comprehensive
   income (loss)
      Foreign currency trans-
         lation                          -          -          -              -            -     (57,273)              -    (57,273)
      Net loss                           -          -          -              -            -           -        (897,054)  (897,054)
____________________________________________________________________________________________________________________________________
Balance, December 31, 2004      13,270,035  1,359,448          -              -       41,367       8,328      (1,800,931)  (391,788)

Exercise of stock options at
   $0.50 per share                  30,000     10,800          -              -            -           -               -     10,800
Issuance of common stock         3,268,000    750,550                                      -           -               -    750,550
Issuance of common stock for
   payment of services                         24,600                                                           24,600
Issuance of common stock on
   settlement of debt              243,780     96,730          -              -            -           -               -     96,730
Stock-based compensation                 -          -          -              -       45,555           -               -     45,555
Increase in equity from sale of
   Crailar shares                        -          -          -              -      975,469           -               -    975,469
Components of comprehensive
   income (loss)
      Foreign currency trans-
         lation                          -          -          -              -            -       3,931               -      3,931
      Net loss                           -          -          -              -            -           -        (876,758)  (876,758)
____________________________________________________________________________________________________________________________________
Balance, December 31, 2005      16,811,815  2,242,128          -              -    1,062,391      12,259      (2,677,689)   639,089
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



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

ITEM 8A. CONTROLS AND PROCEDURES

         An evaluation was conducted under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Such officers also confirm that there was no change in our internal control over financial reporting during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                              Number of           % of Total
                             Securities          Options/SARs
                                Under             Granted to        Exercise or
                            Options/SARs         Employees in        Base Price
          Name                 Granted          Financial Year      ($/Security)      Expiration Date

Jerry Kroll                  125,000(1)              16%                $0.20           May 10, 2008

Robert Edmunds                25,000(1)               3%                $0.20           May 10, 2008

Jason Finnis                 125,000(1)              16%                $0.20           May 10, 2008

Larisa Harrison              125,000(1)              16%                $0.20           May 10, 2008

Guy Carpenter                125,000(1)              16%                $0.20           May 10, 2008

Guy Prevost                  100,000(1)              13%                $0.20           May 10, 2008

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

(1)  Value realized is equal to the number of Stock Options exercised multiplied by the difference between the market price for the shares of common stock and the exercise price of the Stock Option.

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

                     Name and Address(1) of Beneficial           Amount and Nature of           Percentage
Title of Class                    Owner                         Beneficial Ownership            of Class

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

         3.1      Articles of Incorporation (1)
         10.1     Stock Option Plan, incorporated by reference to exhibit no.
                  10.1 to the S-8 Registration Statement filed on July 5, 2005

         14.1     Code of Ethics (1)

         21.1     Subsidiaries of the Company (1)

         31.1     Certificate pursuant to Rule 13a-14(a) (2)

         31.2     Certificate pursuant to Rule 13a-14(a) (2)

         32.1     Certificate pursuant to 18 U.S.C. Subsection 1350 (2)

         32.2     Certificate pursuant to 18 U.S.C. Subsection 1350 (2)

(1) Filed as an exhibit to the Company's Form 10-KSB for the year ended December
31, 2004, as filed on March 31, 2005.
(2) Filed herewith as part of this Annual Report on Form 10-KSB for the year ended
December 31, 2005 (Amendment No. 1).

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

NATURALLY ADVANCED TECHNOLOGIES, INC.
  (Registrant)

By: /s/ Kenneth Barker
   ___________________________________________________________________
       Kenneth Barker
       Chief Executive Officer and Director

Date   June 6, 2007

By: /s/ Guy Prevost
   ___________________________________________________________________
        Guy Prevost
        Chief Financial Officer and Director
        (Principal Financial Officer and Principal Accounting Officer)

Date   June 6, 2007

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kenneth Barker
   ___________________________________________________________________
        Kenneth Barker
        Chief Executive Officer and Director

Date   June 6, 2007

By: /s/ Guy Prevost
   ___________________________________________________________________
        Guy Prevost
        Chief Financial Officer and Director
        (Principal Financial Officer and Principal Accounting Officer)

By: /s/ Jason Finnis
   ___________________________________________________________________
        Jason Finnis
        President, Chief Operating Officer and Director

Date   June 6, 2007

By: /s/ Larissa Harrison
 ___________________________________________________________________
 Larisa Harrison
 Chief Administration Officer, Secretary/Treasurer and Director

Date June 6, 2007

By: /s/ Jerry Kroll
 ___________________________________________________________________
 Jerry Kroll
 Chairman of the Board and Director

Date June 6, 2007

By: /s/ Robert Edmunds
 ___________________________________________________________________
 Robert Edmunds
 Director

Date June 6, 2007

By: /s/ Peter Moore

   ___________________________________________________________________

        Peter Moore

        Director

Date   June 6, 2007

By: /s/ Miljenko Horvat

   ___________________________________________________________________

        Miljenko Horvat

        Director

Date   June 6, 2007

   ___________________________________________________________________