Form 10QSB/A
period 2006-09-30
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2007-06-06
CIK 1210294

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                 Amendment No. 1
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

Transitional Small Business Disclosure Format (check one):

Yes         No   X
    _____      _____

                      NATURALLY ADVANCED TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION                                                4
   ITEM 1. FINANCIAL STATEMENTS                                              4
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.       29
   ITEM 3. CONTROLS AND PROCEDURES                                          36
PART II--OTHER INFORMATION                                                  36
   ITEM 1. LEGAL PROCEEDINGS                                                36
   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                        36
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                  38
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              38
   ITEM 5. OTHER INFORMATION                                                39
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 41
      SIGNATURES                                                            42
      EXHIBIT INDEX                                                         43
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
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)

1.     NATURE OF OPERATIONS AND BASIS OF PRESENTATION

       Naturally Advanced Technologies, Inc. was incorporated in the Province of
       British Columbia, Canada, on October 6, 1998, and is in the business of manufacturing and sales of clothing made from natural, sustainable fibres. The Company changed its name from Hemptown Clothing Inc. on March
       21, 2006.

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

NATURALLY ADVANCED TECHNOLOGIES, INC.
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

NATURALLY ADVANCED TECHNOLOGIES, INC.
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
          Inc. and 0697872 B.C. Ltd. were incorporated by the Company during
          2004. Crailar Fiber Technologies, Inc was incorporated during 2005 and a 25% interest was subsequently sold during the year ended December
          31, 2005 and repurchased August 21, 2006 (Refer to Note 4). All significant inter-company transactions and account balances have been eliminated upon consolidation

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

NATURALLY ADVANCED TECHNOLOGIES, INC.
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

NATURALLY ADVANCED TECHNOLOGIES, INC.
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

NATURALLY ADVANCED TECHNOLOGIES, INC.
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

NATURALLY ADVANCED TECHNOLOGIES, INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)

                                                                Nine month period ended
                                                               September 30, 2005
                                                               --------------------------

          Net loss                               As reported                   $(474,380)
          SFAS 123 compensation expense          Pro-forma                      (525,760)
                                                               --------------------------

          Net loss                               Pro-forma                   $(1,000,140)
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

NATURALLY ADVANCED TECHNOLOGIES, INC.
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

NATURALLY ADVANCED TECHNOLOGIES, INC.
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

NATURALLY ADVANCED TECHNOLOGIES, INC.
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

NATURALLY ADVANCED TECHNOLOGIES, INC.
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

NATURALLY ADVANCED TECHNOLOGIES, INC.
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

NATURALLY ADVANCED TECHNOLOGIES, INC.
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

NATURALLY ADVANCED TECHNOLOGIES, INC.
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

NATURALLY ADVANCED TECHNOLOGIES, INC.
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

NATURALLY ADVANCED TECHNOLOGIES, INC.
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

NATURALLY ADVANCED TECHNOLOGIES, INC.
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

NATURALLY ADVANCED TECHNOLOGIES, INC.
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

NATURALLY ADVANCED TECHNOLOGIES, INC.
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

NATURALLY ADVANCED TECHNOLOGIES, INC.
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

NATURALLY ADVANCED TECHNOLOGIES, INC.
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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as at September 30, 2006. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Such officers also confirm that there was no change in our internal control over financial reporting during the nine-month period ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. Horvat has over twenty years of experience in the investment banking and private investing industry. Mr. Horvat currently is the President of Horvat
Capital Corp., a Vancouver-based investment firm. Mr. Horvat's duties include sourcing and managing leverage buyout transactions throughout Canada on behalf of The Riverside Company, a private equity firm that has over $1.5 billion under management involving investments in industry segment-leading companies with enterprise values between $15,000,000 and $150,000,000. Previously, Mr. Horvat was the president and chief executive officer of NewspaperDirect, Inc., a corporation based in New York and Vancouver, Canada, which is an Internet based, print on demand distributor of daily newspapers. While at NewspaperDirect, Inc.,
Mr. Horvat was responsible for raising a total of $12,500,000 in funding, establishing relationships with 185 publishers of daily newspapers around the world, expanding market presence to 65 countries, implementing a radical restructuring in response to market conditions during 2001, and growing revenues of 450% in twelve months resulting in sales for fiscal year 2003 of $1,500,000.
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

                                          Naturally Advanced Technologies, Inc.

Date: June 6,  2007                    By: /s/ Jason Finnis
                                          --------------------------------------
                                          Jason Finnis
                                          President, Chief Operating Officer and
                                          Director

Date: June 6,  2007                    By: /s/ Kenneth Barker
                                          --------------------------------------
                                          Kenneth Barker
                                          Chief Executive Officer and Director

Date: June 6,  2007                    By: /s/ Guy Prevost
                                          --------------------------------------
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