Form 10KSB/A
period 2004-12-31
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2007-06-15
CIK 1210294

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  Form 10-KSB
                                 Amendment No.1

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

--------------------------------------------------------------------------------

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

Common Stock, no par value13,685,635

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

None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

--------------------------------------------------------------------------------

                             NATURALLY ADVANCED TECHNOLOGIES, INC.

                                  Form 10-KSB

Item 1. Description of Business.                                               1

Item 2. Description of Property.                                              19

Item 3. Legal Proceedings.                                                    19

Item 4. Submission of Matters to a Vote of Security Holders.                  19

Item 5. Market for Common Equity and Related Stockholder Matters.             22

Item 6. Management's Discussion and Analysis or Plan of Operation.            26

Item 7. Financial Statements.                                                 33

Item 8. Changes In and Disagreements With Accountants on Accounting and       60
        Financial Disclosure.

Item 8A.Controls and Procedures.                                              60

Item 8B Other Information                                                     61

Item 9. Directors, Executive Officers, Promoters and Control Persons;         61
        Compliance With Section 16(a) of the Exchange Act.

Item 10.Executive Compensation.                                               65

Item 11.Security Ownership of Certain Beneficial Owners and Management and    68
        Related Stockholder Matters..

Item 12.Certain Relationships and Related Transactions.                       69

Item 13.Exhibits.                                                             69

Item 14.Principal Accountant Fees and Services                                70

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

Director and Formation of Audit Committee

On June 12, 2004, the Board of Directors appointed Mr. Guy Carpenter as a member of the Board of Directors. See "Biographies of Directors and Officers" for the biography of Mr. Carpenter. We also established an audit committee and approved an audit charter under which the audit committee operates. We appointed Mr. Robert Edmunds, Mr. Guy Carpenter and Ms. Larisa Harrison as members to the audit committee.

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

As of January 1, 2005, we were dealing with over 2,000 customers and four distributors located in both Canada and the United States. Lululemon Athletica and TSC Apparel account for 10.44% and 15%, respectively, of our overall sales. We have no obsolete inventory. Inventory today is as viable as it was a year ago. Management estimates that we will be able to turn our inventory approximately four times per year under current conditions. Currently, we have access to enough hemp fiber to produce upwards of one million garments per month. Management expects this fiber availability to increase over the next twelve months.

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

--------------------------------------------------------------------------------

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
--------------------------------------------------------------------------------

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

Collaboration Agreement with National Research Council of Canada.

We entered into a collaboration agreement dated May 7, 2004 (the "Collaboration Agreement") with National Research Council of Canada ("NRC"), pursuant to which we are developing a patentable enzyme process for hemp-derived "CRAILARTM" fiber to use in our own line of products and to potentially license the patented technology to companies that can use the process for better natural fabric products. This entails researching and developing an environmentally-friendly and economically viable biocatalytic system based on industry-grade (or NRC-designed) enzymes and an optimal protocol for the extraction of clean fibers from retted industrial hemp, including: (i) the removal of dirt and the residual pectin from the sought-after hemp fibers; and (ii) the separation of fine fibers in a manner that is environmentally acceptable with characteristics suitable for the textile industry. Pursuant to the terms and provisions of the Collaboration Agreement: (i) NRC shall provide certain expertise and know-how for the process and engineering of enzymes beneficial to the textile industry; (ii) we shall pay to NRC an aggregate $1,506,998 Canadian Dollars according to a specified schedule; (iii) NRC shall contribute to the project work valued at approximately $671,498 Canadian Dollars; and (iv) we shall contribute to the project work valued at approximately $553,500 Canadian Dollars. A secondary fiber product is also being researched and developed for the composites industry to be used in reinforced composite resin products (a natural fiberglass replacement), initially in the automotive sector.

As of December 31, 2004, we have paid to NRC an aggregate $9,200 Canadian Dollars in accordance with the terms and provisions of the Collaborative Agreement, leaving an aggregate amount of $38,270 Canadian Dollars due and owing by us to NRC. On February 24, 2005, $9,200 was further paid to NRC by us, which was applied towards the second payment due and owing on September 1, 2004.

We are also currently seeking a minimum of $500,000 financing in order to commence a pilot production facility of CRAILARTM fibers for testing with clothing and composite manufacturers and other interested companies. Pilot production will determine the budget required for a commercial scale CRAILARTM plant, which we plan on building on the eighty acres of land we own in Craik, Saskatchewan. We are also seeking up to $6,000,000 for the various staging of product and production development.

Product Inconsistencies

Unlike cotton, working with hemp is still as much an art as it is a science. Because production lines are still small relative to cotton, and because of the diverse supply of raw material, hemp cloth is prone to considerably more inconsistencies than cotton based cloth. The

--------------------------------------------------------------------------------

inconsistencies can be in the weave, the color, the percentage of shrinkage as well as the shrink patterns.

As a result of these inconsistencies, we have invested a considerable amount of time and effort into product research and development, as well as developing close relationships with suppliers. To solve the problems with shrinkage the Company performed four tests and as a result of these tests the Company was able to reduce shrinkage from approximately 20% to approximately 3%. The inconsistencies with dyeing and colour caused holes in the fabric, uneven dye absorption and fabric twist. The Company again performed four tests to determine the best dyeing method to be able to produce a commercially acceptable dyeing technique for hemp fabric. The early problems with weave were solved by trying different methods of washing, spinning, nano technology and the elimination of certain fibres within the hemp yarn. As a result of these tests the Company was able to produce a better and consistent weave in hemp fabric. All these tests took place over the years 2002, 2003 and 2004. The detailed techniques and methods of these tests are considered proprietary to the Company.

Our Product Line - The Hemptown Way

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
                              is produced in the black, gray and
                              slate blue colors, and can also be
                              customized easily with dye,
                              screen-printing or embroidery.

Hemptown Long                 Manufactured from imported 55% hemp /
Sleeve Oxford Button-down Shirt 45% cotton broadcloth fabric, the
                              Oxford was introduced and subsequently
                              kept in our product line because of
                              popular demand. In fiscal 2004, the
                              Hemptown Oxford Button-Down Shirt
                              accounted for about 9% of our sales.
                              This product is produced in the natural
                              blonde color, as well as black and
                              mocha.

Hemptown Short                Manufactured from imported 55% hemp /
Sleeve Oxford Button-         45% cotton broadcloth fabric. In
down Shirt                    fiscal 2004, the Hemptown Oxford
                              Button-Down Shirt accounted for about
                              9% of our sales. This product is
                              produced in the eco-white color, as
                              well as black and corporate blue.

Hemptown Baseball Cap          Hemptown Baseball caps are produced
                               from imported,

--------------------------------------------------------------------------------

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

Hemptown Tote Shopping As a retail store promotion, the Hemptown Tote Shopping
Bag                  Bag is a low cost item that offers a maximum area for
                     advertising screen-prints. In fiscal 2004, this product
                     accounted for about 7% of our sales.

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

--------------------------------------------------------------------------------

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

In addition to being positioned in a market (the hemp blended garment market) that management expects to increase significantly over the next several years, we are aggressively marketing ourselves in order to ensure that "Hemptown" is the premier name in hemp activewear. The marketing strategy and initiatives currently being planned by us include the following:

  * We intend to capture mind and market share quickly and effectively in the corporate activewear market by leveraging a network of wholesalers with a unique and valued product offering. We are working towards the development of a reliable order book of recurring sales to wholesalers. This may be addressed by executing effective co-marketing programs to increase market awareness and acceptance for the hemp market and, more specifically, our products.
  *
  * We intend to implement a public relations strategy that leverages a small media budget with existing interest and fascination with this age-old product.
  *
  * We intend to use the Internet to enhance a full supply chain of communication, provide scalability and offer e-commerce advantages to all our customers.
  *
  * We intend to make attendance at industry trade shows a priority. It has been our experience that having a small but effective booth at trade shows allows management and the sales team to meet with key distributors, as well as retailers looking for the "next hot item".

Our primary marketing initiatives for our products are Imprinted Sportswear Tradeshows and Industry Trade Magazines that cover all of North America. Details of the tradeshows are available at www.issshows.com.

--------------------------------------------------------------------------------

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

Our Target Markets

Our potential market is large, with several 'low hanging fruit' targets. As a producer of eco-friendly promotional apparel, the market reach spans from a consumer purchasing a single T-shirt from our website to large-scale distributors who supply the screen-printing and embroidery industries and purchase in the hundreds of thousands of units. Therefore, our main market segment is screen-printers and embroidery companies throughout North America. A comprehensive list of potential sales targets (not necessarily representing actual sales) is detailed below.

Distributors  This customer base purchases on a large scale and then resells the blank products to value-added distributors.
              Many established market leaders promote their products through these avenues.

--------------------------------------------------------------------------------

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
                          We have placed our product within the reach of millions of consumers throughout the world by offering our
Consumer Direct           products online. Proper web site marketing and promotion would target this profitable revenue stream.

--------------------------------------------------------------------------------

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

Recent trade sanctions against China imposed by the United States in the area of textile and apparel has had no effect on our product line. Since the majority of the fiber used in our products is hemp or sustainable fibers included in the "Other" fiber categories, our products were not included in the schedule of affected products. Import quotas on imported apparel were removed in January 2005. Since our apparel was not subject to quota pre-2005, the elimination of tariffs has had no positive or negative effect on our business.

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

Environmental Regulation
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

There are a number of companies that are manufacturing and/or distributing a variety of hemp or hemp blended products. Many of these companies have significant distribution and are enjoying considerable success. We do not consider these companies as competition since they are focused upon the retail fashion industry, whereas we are concerned with wholesaling "blanks" that are usually customized or value added before final sale.

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

--------------------------------------------------------------------------------

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
--------------------------------------------------------------------------------

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
--------------------------------------------------------------------------------

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
--------------------------------------------------------------------------------

                                       16

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
--------------------------------------------------------------------------------

                                       17

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
--------------------------------------------------------------------------------

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
--------------------------------------------------------------------------------

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
--------------------------------------------------------------------------------

                                For        8,267,805

                            Against
                                                   0

                            Abstain
                                                   0

                            Broker non-vote
                                                   0

2.

Approval of the appointment of our auditors. Ellis Foster, Chartered Accountants, were appointed our auditors until our next annual general meeting or until a successor is appointed, at a remuneration to be fixed by our Board of Directors, and the Board of Directors were authorized to fix the auditors' remuneration.

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

--------------------------------------------------------------------------------

                            For
                                           8,265,905

                            Against
                                               1,900

                            Abstain
                                                   0

                            Broker non-vote
                                                   0

5.

Approval of proposed adoption of new Articles of the Company. Subject to regulatory approval and in compliance with the policies of the applicable stock exchange, the filing and form of which being at the sole and absolute discretion of our Board of Directors, new Articles of the Company (collectively, the "New Articles") were adopted, and which the New Articles necessarily reflect the provisions of the new British Columbia Business Corporations Act; provided that our Board of Directors are authorized and directed to make any and all additions, deletions, amendments and alterations to the New Articles as in their sole and absolute discretion they deem necessary or desirable at any time without the further approval of our shareholders (collectively the "Adoption of New Articles")

                            For
                                           8,267,805

                            Against
                                                   0

                            Abstain
                                                   0

                            Broker non-vote
                                                   0

6.

Approval of discretion to complete the proposed Stock Option Plan and adoption of the new Articles of the Company. Subject to regulatory approval and in compliance with the policies of the applicable stock exchange, the filing and form of which being at the sole and absolute discretion of our Board of Directors, our Board of Directors are authorized, in their sole and absolute discretion, to abandon or alter any portion of the proposed Stock Option Plan and Adoption of New Articles of the Company at any time without the further approval of our shareholders.

                            For
                                           8,267,805

                            Against
                                                   0

                            Abstain
                                                   0

                            Broker non-vote
                                                   0

--------------------------------------------------------------------------------

                                    Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

Shares of our common stock are traded on the NASD OTC Bulletin Board under the symbol "HPTWF". The market for our common stock is limited, volatile and sporadic, The following table sets forth the high and low sales prices relating to our common stock on a quarterly basis for the last two fiscal years as quoted by the NASDAQ. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.

        Quarter Ended              High Bid ($)               Low Bid ($)

 2003

 Hemptown's stock was listed on December 22, 2003 however there was no trading activity in the fourth quarter of fiscal year 2003.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan, the Hemptown Clothing Inc. Stock Option Plan. The table set forth below presents the securities authorized for issuance with respect to the Stock Option Plan under which equity securities are authorized for issuance as of December 31, 2004:

--------------------------------------------------------------------------------

                                                Equity Compensation Plan Information

          Plan Category          Number of securities to be issued Weighted-average exercise price  Number of securities remaining
                                   upon exercise of outstanding   of outstanding options, warrants   available for future issuance
                                   options, warrants and rights              and rights             under equity compensation plans
                                                                                                    (excluding securities reflected
                                                                                                            in column (a))

                                                                                                                  (c)
                                                (a)                              (b)

Equity compensation plans        N/A                              N/A                              N/A
approved by security holders

Equity compensation plans not    stock options: 3,935,500         stock options: $0.70             4,694,500
approved by security holders     warrants: 552,000                warrants: $0.89

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
--------------------------------------------------------------------------------

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

COMMON STOCK PURCHASE WARRANTS

Registration Statement

Pursuant to the terms of a registration statement filed on Form SB-2, SEC File No. 333-102081 (the "Registration Statement"), which was filed under the Securities Act of 1933, as amended, and became effective on August 12, 2003, an aggregate of 350,000 shares of common stock underlying warrants (collectively, the "Warrants") were registered. Therefore, upon exercise of the 350,000 Warrants by the stockholders, we will issue an aggregate of 350,000 shares of free-trading common stock.
--------------------------------------------------------------------------------

The Warrants to purchase 200,000 shares of common stock, and the shares of common stock underlying the Warrants, were issued in a private placement by us in July 2003. The 200,000 Warrants may be exercised by a certain stockholder and his transferees, donees or successors to purchase an aggregate of 200,000 shares of common stock at an exercise price of $0.25 per share (the "July 2003 Warrants"). The July 2003 Warrants were exercised by the stockholder pursuant to settlement of debt as described below.

The Warrants to purchase 150,000 shares of common stock, and the shares of common stock underlying the Warrants, were issued in a private placement by us in October 2002. The 150,000 Warrants may be exercised by a certain stockholder and her transferees, donees or successors to purchase an aggregate of 150,000 shares of common stock at an exercise price of $2.00 per share (the "October 2002 Warrants"). The October 2002 Warrants have not been exercised by the stockholder.

Private Placement

During fiscal year ended December 31, 2004, we completed the sale of an aggregate of 504,000 units (the "Units") at a purchase price of $0.50 per Unit for gross proceeds of approximately $252,000, with each such Unit being comprised of one share of our restricted common stock and one-half of one non-transferable share purchase warrant (the "Warrant"). Each such whole Warrant entitles the holder thereof to purchase one additional share of common stock at an exercise price of $0.75 per whole Warrant for a twelve-month period commencing on the date of the issuance of the Unit by us and thereafter at an exercise price of $1.00 per whole Warrant for a further six-month period. We sold 504,000 Units consisting of 504,000 shares of restricted common stock and 252,000 Warrants. Pursuant to their respective terms, the Warrants will terminate from June 2005 through September 2005. As of the date of this Annual Report, none of the 252,000 Warrants have been exercised.

RECENT SALES OF UNREGISTERED SECURITIES

Debt Settlement

On January 28, 2004, we entered into a settlement of outstanding account and private placement agreement with Devlin Jensen, Barristers & Solicitors, for legal services rendered (the "Settlement Agreement"). Pursuant to the terms and provisions of the Settlement Agreement, we issued 600,000 shares of our restricted common stock at $0.25 per share to settle the aggregate amount of $150,000 due and owing to Devlin Jensen.

On September 27, 2002, we entered into a loan agreement with Drake Enterprises Ltd. ("Drake"), pursuant to which Drake loaned us an aggregate $50,000. On January 28, 2004, we entered into a settlement of outstanding loan agreement and corresponding exercise of share purchase warrants with Drake (the "Drake Settlement Agreement"). Pursuant to the terms and provisions of the Drake Settlement Agreement, on January 28, 2004, we issued 200,000 shares of our common stock at an exercise price of $0.25 to settle an aggregate amount of $50,000 due and owing to Drake. The shares of common stock issuable upon exercise of the Warrants by Drake pursuant to the terms and provisions of the Drake Settlement Agreement were covered under the Registration Statement filed with the Securities and Exchange Commission, which was declared effective August 12, 2003, as described above.
--------------------------------------------------------------------------------

Private Placement Offering

During fiscal year ended December 31, 2004, we engaged in a private placement offering under Regulation S and Rule 506 of Regulation D of the 1933 Securities Act, which has been terminated. Pursuant to the terms of the private placement, we sold 504,000 Units at a subscription price of $0.50 per Unit, consisting of 504,000 shares of restricted common stock and 252,000 Warrants, for aggregate gross proceeds of $252,000. Specifically, we sold 384,000 Units on February 9, 2004, 120,000 Units on March 22, 2004 and 100,000 Units on December 24, 2004. The per Unit price of the offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, our stage of development, industry status, investment climate, perceived investment risks, assets and net estimated worth. We issued shares of restricted common stock to two U.S. investors, who were deemed an accredited investor as that term is defined under Regulation D, and to seven non-U.S. resident investors. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction. Commissions in the amount of $12,200 were paid in connection with sales made to the non-U.S. residents.

During fiscal year ended December 31, 2004, we engaged in a private placement offering under Rule 506 of Regulation D of the 1933 Securities Act, which has been terminated. Pursuant to the terms of the private placement, we sold 11,500 shares at a subscription price of $1.00 per share, for aggregate gross proceeds of $11,500. The per share price of the offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, our stage of development, industry status, investment climate, perceived investment risks, assets and net estimated worth. We issued shares of restricted common stock on March 23, 2004 to one U.S. investor, who was deemed an accredited investor as that term is defined under Regulation D. The investor executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction.

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

--------------------------------------------------------------------------------

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

Year ended December 31, 2004 compared to the year ended December 31, 2003

The Company increased sales and gross margin in the Year Ended 2004. It did so by increased spending on advertising and marketing as well as focusing on improving the sales process and the continued development of new products. Additionally, the Company increased gross margin by lowering costs in production and delivery. The company plans to continue its commitment to advertising and marketing, new product development and the lowering of costs to increase gross margin in 2005 and 2006. There can be no assurance that the increase in gross margin will be sufficient to cover operational expenses in the short or long term. This uncertainty and a working capital deficit means the Company must secure new capital or additional credit facilities or the long term viability of the Company will be adversely affected.

The results for fiscal year ended December 31, 2004 include increased costs as a result of our increased marketing efforts and the initial expenses of listing our shares for trading on the NASD OTC-BB. We have increased our revenues by 26% and improved gross margin (from 26% in 2003 to 31% in 2004). New systems were implemented to reduce shipping errors and increase logistic efficiencies and customer service was improved by the addition of two new call centre personnel. As a result of management's trip to China to meet with new suppliers, we have successfully negotiated lower costs of goods and better payment terms. We continue to build a team of experienced industry professionals that can lead us to success in the imprint apparel market and in the development of new commercial fiber processes.

Our collaborative hemp fibre research project with the National Research Council of Canada ("NRC") has resulted in the receipt of affirmation from industry as to its commercial viability. To date, we have not yet determined when or how the ultimately developed fibre process will be used.

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
--------------------------------------------------------------------------------

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

Revenue and Gross Margins

Revenues for fiscal year 2004 were $831,545, an increase of 26% over last year's revenue of $660,553. The increase was due to continued investment in marketing and the effort to more effectively service our distributors through support at trade shows. In 2004, we focused our sales strategy on promotional product distributors and its in-house e-mail sales team both of which have resulted in increased pull from the distributor network. We have also been prominently featured in some key industry publications and attended industry trade shows thereby increasing the visibility of Hemptown, our products and mission, resulting in an increase in sales. We have a delivery time-frame on private label productions of up to 90 days. For this reason, sales that were expected in fiscal year 2004 were not delivered until the first quarter of 2005, which resulted in lower than projected sales in fiscal year 2004.

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
--------------------------------------------------------------------------------

Operating Expenses

Total operating expenses for fiscal year ended December 31, 2004 were $1,157,933 compared with $653,055 for the same period in 2003. The increase is related primarily to increased expenditures on marketing and advertising efforts as well as increased staffing costs. The increased costs have been incurred in order to achieve increased levels of sales.

For fiscal year ended December 31, 2004 advertising and promotion expenditures totaled $235,946 compared with $86,612 for 2003. The increase is related to continued efforts to improve the market awareness of Hemptown and our products in order to increase sales growth. During fiscal year ended December 31, 2004, we have advertised in industry publications and has attended large industry tradeshows in Canada and the United States as well attended distributors' regional shows in the United States. Other promotions to distributors have included a 'sample pack promotion' to increase awareness by getting products out into customers' hands to drive sales, and an on-line "Benefits Calculator" which can be used to show the environmental advantages of hemp clothing over traditional cotton clothing.

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

--------------------------------------------------------------------------------

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

During fiscal year ended December 31, 2004, cash inflows from financing activities increased to $862,674 from $216,631 in 2003. The increase is related to the note payable of $400,000 from Celestine Asset Management, and a $34,983 increase in the bank line of credit. There was an increase of shareholder loans of $142,888. Cash inflows from share capital occurred as a result of the exercise of 120,000 Stock Options for proceeds of $60,000 and the issuance of 11,500 common shares and 404,000 share warrant subscriptions for net proceeds of $194,300. Also, participation in the Canadian Government's PEMD Program (Program for Export Market Development) resulted in additional long term financing of $26,922.

The effect of exchange rates on cash resulted in a loss of $57,275 for fiscal year 2004, compared with a $20,789 gain in 2003. These gains and losses are the result of fluctuation in the Canadian dollar versus the US dollar.

On January 28, 2004, we issued 600,000 shares in settlement of $150,000 of legal fees that were primarily incurred in 2003 to obtain the listing on the OTC-BB under the symbol "HPTWF". Additionally, on the same date, we issued 200,000 shares upon conversion of 200,000 $0.25 warrants in exchange for the forgiveness of a $50,000 note payable.

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
--------------------------------------------------------------------------------

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

Our collaboration with NRC is continuing on schedule and management continues to be confident of the value of this research as confirmation of the commercial viability of the Hemptown fiber process has been received from industry. The provisional name of the new fiber process and product is CRAILARTM. We have received a purchase order which is subject to further testing for delivery of product in the fourth quarter of 2005. We intend to locate a leased plant to fulfill the purchase order and to do further tests on the fiber process (CRAILARTM). Research on the costs to produce CRAILARTM show a significant saving over more conventional composites.

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
--------------------------------------------------------------------------------

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

A significant commitment for fiscal year 2005 relates to the $400,000 due and owing to Celestine Asset Management ("CAM"), pursuant to a secured and subordinated loan agreement. The term of the loan is from April 21, 2004 to October 21, 2005, and the interest rate there-under is 10% per annum, calculated semi-annually, with payments due semi-annually. The security granted to CAM is pursuant to: (i) a fixed charge and a security interest in our existing accounts receivable insurance policy obtained through Export Development Canada and St. Paul Guarantee Insurance Company respecting losses sustained by us; and (ii) a floating charge and a security interest in all our assets, subject and subordinate to any borrowing by us with banks and lending institutions.

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
--------------------------------------------------------------------------------

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

Consolidated Financial Statements

December 31, 2004

Index

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations
--------------------------------------------------------------------------------

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Hemptown Clothing Inc.

We have audited the consolidated balance sheet of Hemptown Clothing Inc. as at December 31, 2004 and the consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Hemptown Clothing Inc. as of December 31, 2003, were audited by other auditors whose report dated February 23, 2004, included an explanatory paragraph regarding the Company's ability to continue as a going concern.

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

In our opinion, based on our audits and the reports of other auditors, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and 2003 and the results of its operations and its cash flows and the changes in stockholders' equity for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has realized significant losses and further losses are anticipated. At December 31, 2004 the Company had a working capital deficiency of $380,412 and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             "Dale Matheson Carr-Hilton LaBonte"

                                                           CHARTERED ACCOUNTANTS

Vancouver, B.C.

February 18, 2005

REPORT OF PRIOR INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of HEMPTOWN CLOTHING INC.

We have audited the balance sheet of Hemptown Clothing Inc. as at December 31, 2003 and the related statements of shareholders' equity, operations and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003, and the results of its operations and cash flows for the year then ended in accordance with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has suffered recurring losses from operations and has a working capital deficiency. The ability of the Company to continue as a going concern is dependent upon the Company's ability to meet its required financing, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      [signed] "Moore Stephens Ellis Foster"
Vancouver, Canada
February 23, 2004 Chartered Accountants

CONSENT OF MOORE STEPHENS ELLIS FOSTER CHARTERED ACCOUNTANTS

INDEPENDENT ACCOUNTANTS

We consent to the use of our report dated February 23, 2004 with respect to the December 31, 2003 financial statements of Hemptown Clothing Inc., in the Company's 10-KSB dated February 7, 2006.

Vancouver, Canada [signed] "Moore Stephens Ellis Foster"
February 7, 2006 Chartered Accountants

--------------------------------------------------------------------------------

HEMPTOWN CLOTHING INC.

Consolidated Balance Sheets

As At December 31, 2004

                                                              December 31,   December 31,

                                                                      2004           2003

ASSETS

Current

         Cash and cash equivalents                        $         13,632 $       46,555

         Accounts receivable                                       219,626        180,260

         Inventory                                                 318,605        482,019

         Prepaid expenses and other                                 79,646         23,710

         Deferred financing costs                                   10,815              -

                                                                   642,324        732,544

Due from related parties
(Note 5)                                                                 -         16,282

Property and equipment
 (Note 6)                                                           23,442         25,171

                                                          $        665,766 $      773,997

LIABILITIES

Current

         Bank loan (Note 7)                               $        100,545 $       65,562

         Accounts payable and accrued liabilities                  387,804        424,944

         Due to related parties (Note 5)                           126,606              -

         Capital lease obligation, current portion (Note 9)          7,781          4,538

         Note Payable (Note 4)                                     400,000              -

                                                                 1,022,736        495,044

PEMD Payable
(Note 8)                                                            26,922              -

Capital lease obligation
(Note 9)                                                             7,896          7,558

                                                                 1,057,554        502,602

STOCKHOLDERS' EQUITY (DEFICIENCY)
(Note 10)

Capital Stock

         Authorized:         100,000,000 common shares without par value

--------------------------------------------------------------------------------

       Issued and outstanding
       :                     13,270,035 common shares         1,359,448      860,148

                                (2003 - 11,834,535)

Additional paid-in capital                                       41,367        4,523

Payables with equity components                                       -      200,000

Share subscriptions                                                   -       45,000

Accumulated comprehensive income                                  8,328       65,601

Deficit                                                     (1,800,931)    (903,877)

                                                              (391,788)      271,395

                                                     $          665,766 $    773,997

Commitments
(Note 12)

Subsequent Events
(Note 17)
The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------

HEMPTOWN CLOTHING INC.

Consolidated Statements of Operations

Years ended December 31, 2004 and 2003

                                                             2004                  2003

Sales                                               $     831,545  $            660,553

Cost of goods sold                                        570,666               486,963

Gross margin                                              260,879               173,590

Expenses

    Advertising and marketing                             235,946                86,612

    Consulting fees                                         2,997                43,982

    Consulting fees - stock based compensation             36,845                 4,104

    Contract labour                                       212,962                56,300

    Depreciation                                            9,798                10,240

    Insurance                                              19,847                 6,812

    Interest                                               40,445                22,879

    Office and general                                    160,234                59,018

    Professional fees                                     111,525               184,541

    Rent                                                   41,385                38,358

    Research and development                               50,148                 1,026

    Salaries and employee benefits                        235,801               139,183

                                                        1,157,933               653,055

Loss from operations                                    (897,054)             (479,465)

Gain on disposal of equipment                                   -                   709

Net Loss for the year                                   (897,054)             (478,756)

Loss per share (basic and diluted)                  $      (0.07)  $             (0.04)

Weighted average number of shares outstanding

  (basic and diluted)                                  13,132,241            11,701,713

The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------

HEMPTOWN CLOTHING INC.

Statements of Shareholders' Equity

December 31, 2004

-                        -     -    -    -            --          --         --    Accumulated-          --            -
                                                           Payables Additional           other                     Total
                        Common shares             Share with equity    paid-in   comprehensive             Shareholders'
                       Shares    Amount   Subscriptions  components    capital income \ (loss)     Deficit        equity
                                        $             $           $          $               $           $             $

Balance,             11,634,535   760,148             -           -        419           1,778   (425,121)       337,224
December 31, 2002

Exercise of stock       200,000   100,000             -           -          -               -           -       100,000
options at $0.50 per
share

Liabilities                   -         -             -     200,000          -               -           -       200,000
classified as equity

Stock-based                   -         -             -           -      4,104               -           -         4,104
compensation

Subscriptions                 -         -        45,000           -          -               -           -        45,000
received

Components of comprehensive income (loss)

  - foreign currency          -         -             -           -          -          63,823           -        63,823
translation

  - net loss for the          -         -             -           -          -               -   (478,756)     (478,756)
year

Balance,             11,834,535   860,148        45,000     200,000      4,523          65,601   (903,877)       271,395
December 31, 2003

Exercise of stock       120,000    60,000             -           -          -               -           -        60,000
options at $0.50 per
share

Shares issued for       415,500   194,300             -           -          -               -           -       194,300
cash (net of
commissions of
$19,200)

Shares issued for       100,000    45,000      (45,000)           -          -               -           -             -
2003 subscriptions

Shares issued to        800,000   200,000             -   (200,000)          -               -           -             -
settle debt

Stock-based                   -         -             -           -     36,844               -           -        36,844
compensation

Components of
comprehensive income
(loss)

  - foreign currency          -         -             -           -          -        (57,273)           -      (57,273)
translation

  - net (loss) for            -         -             -           -          -               -   (897,054)     (897,054)
the year

Balance,             13,270,035 1,359,448             0           0     41,367           8,328 (1,800,931)     (391,788)
December 31, 2004

The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------

HEMPTOWN CLOTHING INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2004 and 2003

                                                                               2004     2003

Cash flows from (used in) operating activities

  Net loss for the year                                                  $(897,054)(478,756)

  Adjustments to reconcile net loss to net cash from operating activities

   Gain on disposal of equipment                                                  -    (709)

   Depreciation                                                               9,798   10,240

   Stock based compensation                                                  36,845    4,104

   Increase in capital lease obligation                                       3,581    7,351

Changes in working capital assets and liabilities

  Increase in accounts receivable                                          (39,366) (23,382)

  Decrease (increase) in inventory                                          163,414(267,640)

  (Increase) decrease in prepaid expenses                                  (55,936)   17,395

  Increase in deferred financing costs                                     (10,815)        -

  (Decrease) increase in accounts payable and accrued liabilities          (37,140)  440,381

                                                                          (826,673)(291,016)

Cash flows from (used in) investing activities

  Proceeds on disposition of equipment                                            -    4,560

  Purchase of property and equipment                                        (8,068) (14,043)

                                                                            (8,068)  (9,483)

Cash flows from (used in) financing activities

  Issuance of stock for cash                                                254,300  145,000

  Increase in bank loan                                                      34,983   65,562

  Issuance of note payable                                                  400,000        -

  Related party advances (repayments)                                       142,888  (1,282)

  PEMD payable                                                               26,922        -

                                                                            859,093  209,280

Effect of exchange rate changes on cash and cash equivalents               (57,275)   20,789

Decrease in cash and cash equivalents                                      (32,923) (70,430)

Cash and cash equivalents,
beginning of year                                                            46,555  116,985

--------------------------------------------------------------------------------

 Cash and cash equivalents,
 end of year                                                   $ 13,632$46,555

 SUPPLEMENTAL CASH FLOW INFORMATION:

    Cash paid for interest                                     $ 14,474$ 8,012

    Cash paid for income taxes                                 $      -$     -

    Share capital issued in settlement of debt and note payable$200,000$     -

  The accompanying notes are an integral part of these consolidated financial statements.
--------------------------------------------------------------------------------

HEMPTOWN CLOTHING INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

1.Nature of Operations and Basis Of Presentation

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

2.Significant Accounting Policies

  a)  Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Hemptown USA, Inc., a Nevada incorporated company, and 0697872 B.C. Ltd., a British Columbia incorporated company with extra-provincial registration. 0697872 B.C. Ltd.
      was incorporated to hold ownership of a proposed fibre processing plant in
      Saskatchewan (see Note 15). Hemptown USA, Inc. was incorporated to factor
      U.S. sales invoices as required by Spectrum Financial Corporation
      ("Spectrum") (see Note 11(c)). Both wholly-owned subsidiaries were incorporated by the Company during 2004 and were inactive. All significant inter-company transactions and account balances have been eliminated.

--------------------------------------------------------------------------------

b)Use of Estimates

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

c)Revenue Recognition

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

d)Inventory

Inventory of clothing is valued at the lower of cost and net realizable value. Cost includes all direct materials, labour and freight costs incurred during the manufacturing process.

e)Property and equipment

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

  Leasehold improvements                              30% declining balance

  Production equipment                                30% declining balance

  Website                                             5 year straight-line

  Assets under capital lease                          straight-line over term of lease

--------------------------------------------------------------------------------

f)Deferred Financing Costs

  Financing costs incurred in connection with the note payable were initially deferred and are amortized over the term of the loan on a straight-line basis.

g)Foreign Currency Translation

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

h)Income Taxes

  The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, "
  Accounting for Income Taxes
  ". Under the liability method, future taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the future tax assets will not be realized.

i)Comprehensive Income

  The Company has adopted Statement of Financial Accounting Standards No. 130
  (SFAS 130), "
  Reporting Comprehensive Income
  ", which establishes standards for reporting comprehensive income, its components and accumulated balances.  The Company presents comprehensive income in its Statement of Changes in Stockholders' Equity.  Total
  comprehensive income includes, in addition to net loss, changes in equity that are excluded from the Statements of Operations and are recorded directly into the separate section of stockholders' equity on the Balance Sheets.

j)
Stock-based Compensation

  In December 2002, the Financial Accounting Standards Board ("FASB") issued
  Financial Accounting Standard No. 148, "
  Accounting for Stock-Based Compensation - Transition and Disclosure
  " ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "
  Accounting for Stock-Based Compensation
  " ("SFAS No. 123").  The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information.  The disclosure provisions of SFAS No. 148 were effective for the Company commencing December 31, 2003 and the required disclosures have been made below.

--------------------------------------------------------------------------------

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

                                                      Year ended               Year ended

                                                  December 31, 2004         December 31, 2003

Net loss for the year               As reported           $   (897,054)            $   (478,756)

SFAS 123 compensation expense       Pro-forma                 (336,414)                          -

Net loss for the year               Pro-forma             $ (1,233,468)           $  (478,756)

Pro-forma basic net loss per share  Pro-forma                  $ (0.09)            $   (0.04)

Pro-forma diluted net loss per sharePro-forma                 $ (0.09)            $   (0.04)

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No.96-18,
"Accounting for Equity Instruments That Are Issued to Other Than Employees for
Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18").
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

Stock-based Compensation.
--------------------------------------------------------------------------------

k)Cash and Cash Equivalents

  Cash equivalents usually consist of highly liquid investments that are readily convertible into cash with maturity of three months or less when purchased. As at December 31, 2004, the cash and cash equivalents consist of bank deposits.

l)Earnings (Loss) Per Share

  Basic and diluted earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "
  Earnings Per Share
  ". Common stock equivalents from stock options and warrants were excluded from the calculation of net loss per share for December 31, 2004, and 2003 as their effect is anti-dilutive.

m)Long-Lived Asset Impairment

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

n)Risk Management

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

--------------------------------------------------------------------------------

o)Recent Accounting Pronouncements

  In March 2004, the Financial Accounting Standards Board ("FASB") issued EITF
  No. 03-1,
  The Meaning of Other-Than-Temporary Impairment and Its Application to Certain
  Investments
  ("EITF 03-1"). The objective of EITF 03-1 is to provide guidance for identifying impaired investments. EITD 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In
  October 2004, the FASB delayed the recognition and measurement provisions of
  EITF 03-1 until implementation guidance is issued. The disclosure requirements are effective for annual periods ending after June 15, 2004, and remain in effect. Management believes that the adoption of EITF 03-1 will not have a material impact on the Company's financial condition or results of operations.

  In November 2004, the FASB issued SFAS No. 151,
  Inventory Costs
  ("SFAS 151"). SFAS 151 requires issuers to treat idle facility expense, freight, handling costs, and wasted material (spoilage) as current-period charges regardless of whether such charges are considered abnormal. In addition, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for all inventory costs incurred in fiscal years beginning after June 15, 2005. Management believes the adoption of this standard will not have a material impact on the Company's financial position or results of operations.

  In December 2004, the FASB issued SFAS No. 123 (Revised 2004),
  Share-Based Payment
  ("SFAS 123(R)"), which requires the compensation cost related to share-based payments, such as stock options and employee stock purchase plans, be recognized in the financial statements based on the grant-date fair value of the award. SFAS 123(R) is effective for all interim periods beginning after
  December 15, 2005. Management is currently evaluating the impact of this standard on the Company's financial condition and results of operations. See
  Note 2(i) for information related to the pro forma effects on the Company's reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS No. 123,
  Accounting for Stock-Based Compensation
  , to stock-based employee compensation.

  In December 2004, the FASB issued SFAS No. 153,
  Exchanges of Non-monetary Assets
  , an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions
  ("SFAS 153") SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005.  Management does not believe that the adoption of this standard will have a material impact on the Company's financial condition or results of operations.

--------------------------------------------------------------------------------

3.Financial Instruments

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

4.Note Payable

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

5.Due to (from) Related Parties

  Of the $126,606 amount due to related parties at December 31, 2004, $16,538 bears interest at 4.25% per annum and is due on January 15, 2005.  Repayment has not taken place at December 31, 2004. The balance of amounts due to related parties has no specific terms of repayment, is unsecured, and is non-interest bearing.

  Amounts due from related parties at December 31, 2003 of $16,282 were charged interest equivalent to the Company's borrowing line of credit and were repaid during the year ended December 31, 2004.

--------------------------------------------------------------------------------

6.Property and Equipment

                                              Accumulated  Net Book Value   Net Book Value

                                        Cost  DepreciationDecember 31, 2004December 31, 2003

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

7.Bank Loan

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

8.PEMD Payable

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

9.Capital Lease Obligation

  Future minimum lease payments are as follows:
--------------------------------------------------------------------------------

                                           December 31, 2004 December 31, 2003

 2004                                      $                -$           4,833

 2005                                                   7,904            4,301

 2006                                                   7,781            4,080

 2007                                                   2,389              392

 2008                                                       -                -

 Total future minimum lease payments                   18,074           13,606

 Less: Amount for interest portion                    (2,397)          (1,510)

 Present value of minimum lease payments               15,677           12,096

 Less:  Principal due within one year                 (7,781)          (4,538)

 Long-term obligations under capital leases    $        7,896$           7,558

    These capital leases bear interest ranging from 6.5% to 12% per annum. The liabilities are effectively secured as the rights to the leased assets revert to the lessor in the event of default.

10. Stockholders' Equity

   a) During the year ended December 31, 2004 the Company issued 535,500 shares for net proceeds of $254,300, as follows:

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

   b)During the year ended December 31, 2004 the Company issued 900,000 shares in respect of equity transactions initiated in fiscal 2003, as follows:

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

--------------------------------------------------------------------------------

  (ii)Issued 200,000 shares upon conversion of 200,000 $0.25 warrants in exchange for the forgiveness of a $50,000 note payable. In addition, on January 28, 2004, the Company issued 600,000 shares to settle $150,000 of outstanding legal fees. Both of these liabilities were recorded at December 31, 2003 as payables with equity components.

c)Share Purchase Warrants

Share purchase warrants outstanding at December 31, 2004 are:

                                                   Weighted Average
         Range of Exercise Prices                      Remaining
                                 Number of Shares Contractual Life (yr)

              $0.75 - $1.00           252,000(1)        0.60

              $2.00 - $4.00           300,000(2)        1.14

                  Total               552,000           0.89

Share purchase warrants outstanding at December 31, 2003 were:

                                                   Weighted Average
                                                       Remaining
         Range of Exercise Prices Number of Shares Contractual Life (yr)

              $2.00 - $4.00           300,000              1.71
                                       (2)

1)Each whole share purchase warrant consists of the right to purchase one common share at an exercise price of $0.75 during the first 12 months of the warrant exercise period, and at an exercise price of $1.00 during the final 6 months, of the warrant exercise period.

2)Each warrant unit consists of the right to purchase one common share at a price of $2.00, plus one piggyback warrant, which consists of a right to purchase one common share at a price of $4.00. The piggyback warrants expire one year from the exercise of the warrant units.

11.Stock Option Plan

A summary of the status of the Company's Stock Option Plan as of December 31,
2004 is presented below:

--------------------------------------------------------------------------------

                                                         Weighted-Average

                                                Shares     Exercise Price

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

                               December 31, 2004

                     Options Outstanding            Options Exercisable

           Range of     Number    Weighted            Number   Weighted
                                            Weighted
           Exercise   Outstanding  Average          Exercisable Average
                                            Average
            Prices                Remaining                    Exercise
                                            Exercise
                                 Contractual                    Price
                                             Price
                                  Life (yr)

         $0.01 - $0.50  1,197,000       1.79   $0.38    697,000   $0.46

         $0.51 - $1.00  2,738,500       2.25   $0.83  1,823,883   $0.80

                        3,935,500       2.22   $0.70  2,520,883   $0.71

                               December 31, 2003

                     Options Outstanding            Options Exercisable

              Range of     Number   Weighted  Weighted   Number     Weighted
              Exercise  Outstanding Average    Average  Exercisable Average
                Prices             Remaining  Exercise              Exercise
                                 Contractual   Price                Price
                                   Life (yr)

         $0.01 - $0.50    717,000       2.89   $0.50    717,000      $0.50

         $0.51 - $1.00  1,114,500       2.89   $0.75    278,625      $0.75

                        1,831,500       2.89   $0.65    995,625      $0.57

--------------------------------------------------------------------------------

On September 10, 2003, the Company adopted a revised "Stock Option Plan"
pursuant to which the Company can grant up to a maximum of 3,000,000 common shares of the Company's share capital through various stock options. At any constituted meeting of the Board of Directors, the total shares reserved for issuance of options granted may be increased up to 100% of the Company's issued and outstanding stock.

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

b)National Research Council of Canada ("NRC") collaboration

In May 2004 the Company entered into a joint collaboration agreement with the
NRC to develop a patentable enzyme technology for the processing of hemp fibres. The agreement is for three years and expires on May 9, 2007. The National Research Council of Canada is to be paid as it conducts work on the joint collaboration. As the NRC completes research & development work, the monies become due. As of December 31, 2004, $41,504 was due and accrued and, of this amount. $6,900 was paid leaving a balance owing at year end of $38,270. The full amount of the collaboration was not completed as at December 31, 2004 and will be completed as to the payment schedule. Further, because the amounts due only become due as work is completed, these amounts are accrued only in accordance with the schedule as disclosed in the financial statements.

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

c)Spectrum Financial Corporation Factoring Agreement

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
  2004.

--------------------------------------------------------------------------------

13.Income Taxes

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

                                                    2004         2003

         Expected income tax provision (recovery)$ (319,351) $ (182,686)

         Unrecognized tax losses                     319,351    182,686

         Income tax provision                    $         - $         -

The tax effects of temporary differences that give rise to the Company's future tax asset (liability) are as follows:

                                          2004       2003

                    Loss carry forwards$  595,000 $  404,900

                    Valuation allowance (595,000) (404,900)

                                       $        - $        -

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

--------------------------------------------------------------------------------

14.Related Party Transactions

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

Of the stock options granted on July 9, 2004 (see Note 11), 1,050,000 were granted to Directors of the Company. As of December 31, 2004, 437,507 of the Directors' stock options issued on July 9, 2004 have vested. A pro forma expense of $248,342 has been recognized for these options, as disclosed in Note 2.

All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

15.Concentration Risk

As at December 31, 2004, three suppliers account for 100% of the Company's purchases of inventory. Two suppliers are located in China and supply 69% of the Company's purchases, the other one is located in Canada and supplies approximately 31%. The Company plans to increase volume with its Canadian supplier to mitigate the concentration risk. As at December 31, 2003, two suppliers accounted for 99% of the Company's purchases. One supplier was located in China and represented 87% of the Company's purchases, the other located in Canada and represented 12%.

16.Property Transfer

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

17.Subsequent Events

   The following events occurred subsequent to December 31, 2004:

a)    As of December 31, 2004 the Company is indebted to a Director and officer in the amount of $31,148. On February 1, 2005 this individual exercised 30,000 of his stock options dated November 23, 2001 at $0.50 per share in exchange for settlement of $15,000 of his debt.

--------------------------------------------------------------------------------

b)As of December 31, 2004 the Company is indebted to another Director in the amount of $63,810. Subsequent to December 31, 2004 this Director has agreed to subscribe for 172,460 Units of the Company at $0.37 per share as settlement of the outstanding debt. Each Unit consists of one common share in the capital stock of the Company and one non-transferable common stock purchase warrant at an exercise price of $0.50 per Warrant Share during the first 12 months of the Warrant Exercise Period and at an exercise price of $0.75 per Warrant Share for the final six months of the Warrant Exercise Period.

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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
--------------------------------------------------------------------------------

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

Mr. Lighty has thirty years of experience in the Textile Industry, with companies such as Gap Inc., Esprit, Sara Lee-Hanes, Fruit of the Loom and Danube Knitwear. He has an extensive network within the garment industry and is considered a valuable "door opener". Mr. Moore has twenty-eight years of experience in the Sportswear Industry, and has been involved with companies such as Nike, Adidas and several of the most prominent brands and concepts in sportswear. Mr. Williams is an National Basketball Association legend whose prime years of his eleven NBA season career were spent in Seattle where he averaged 20.3 points, went to two NBA Finals and two All-Star Games. In 1979, Mr. Williams helped Seattle win the only major professional sports championship in the city's history. Mr. Williams will be making introductions for us based on the numerous contacts he has established during his career.

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

We have posted the text of the Code on our Internet website at www.hemptown.com. Furthermore, upon request, we shall provide to any person without charge a copy of the Code. Any such requests should be directed to Mr. Jason Finnis, President, 1307 Venables Street, Vancouver, British Columbia, Canada V5L 2G1. --------------------------------------------------------------------------------

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

--------------------------------------------------------------------------------

                                                                    Annual Compensation       Long Term Compensation
                                                                                                                    Payouts
                                                                                                      Awards

Name and Principal                                            YearSalary      Bonus  Other   Restricted Securities  LTIP    All Other
Position                                                            (1)         ($)  Annual  Stock      Underlying  Payouts Compen-
                                                                    ($)              Compen- Award(s)   Options/SARs($)     sation
                                                                                     sation   ($)       (#)                 ($)
                                                                                       ($)

Jerry Kroll                                                   2004  $60,000(2)  Nil    Nil    None      250,000     None   None
Chief Executive
Officer, Director                                             2003  $50,000(3)  Nil    Nil    None      250,000     None   None
                                                              2002  $48,000(3)  Nil    Nil    None      Nil         None   None

Jason Finnis, President, Director                             2004  $60,000(4)  Nil    Nil    None      250,000     None   None
                                                              2003  $50,000(3)  Nil    Nil    None      250,000     None   None
                                                              2002  $48,000(3)  Nil    Nil    None      Nil         None   None

Larisa Harrison, Chief Administration Officer,                2004  $60,000(5)  Nil    Nil    None      250,000     None   None
Secretary/Treasurer, Director                                 2003  $50,000(3)  Nil    Nil    None      250,000     None   None
                                                              2002  $48,000(3)  Nil    Nil    None      Nil         None   None

Robert Edmunds, Chief Financial Officer, Director             2004  Nil         Nil    Nil    None      50,000      None   None
                                                              2003  Nil         Nil    Nil    None      50,000
                                                              2002  Nil         Nil    Nil    None      Nil         None   None

Guy Carpenter, Chief Operating Officer, Director              2004 $100,868(6)  Nil    Nil    None      250,000     None   None
                                                              2003  Nil         Nil    Nil    None      Nil         None   None
                                                              2002  Nil         Nil    Nil    None      Nil         None   None

(1)Annual salaries are denominated in Canadian funds.

(2)Mr. Kroll earned a salary of CDN $5,000 per month in 2004 of which CDN
   $22,000 has accrued. There were no amounts reimbursed for the payment of taxes.

(3)There were no amounts deferred or reimbursed for the payment of taxes.

(4)Mr. Finnis earned a salary of CDN $5,000 per month in 2004 of which CDN
   $11,306 has accrued. There were no amounts reimbursed for the payment of taxes.

(5)Ms. Harrison earned a salary of CDN $5,000 per month in 2004 of which CDN
   $11,306 has accrued. There were no amounts reimbursed for the payment of taxes.

(6)Mr. Carpenter earned a salary of CDN $2,500 per month from March to May and
   CDN $10,000 per month from June to December in 2004 of which CDN $79,762.50 has accrued. There were no amounts reimbursed for the payment of taxes. It was agreed in early February 2005 that Mr. Carpenter will subscribe for
   172,460 Units of the Company at USD $0.37 per share as settlement of part of the outstanding debt, leaving a balance of CDN $3,062.50 accrued as at
   December 31, 2004.

--------------------------------------------------------------------------------

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
           Name        Granted   Financial Year($/Security)Expiration Date

      Jerry Kroll      250,000(1)      11%        $0.90     July 9, 2007

      Robert Edmunds    50,000(2)       2%         $0.90     July 9, 2007

      Jason Finnis     250,000(1)      11%        $0.90     July 9, 2007

      Larisa Harrison  250,000(1)      11%        $0.90     July 9, 2007

      Guy Carpenter    250,000(1)      11%        $0.90     July 9, 2007

(1)On July 9, 2004, the Board of Directors granted Stock Options to directors, officers and employees. The Stock Options have the following terms: 20,837 of the Stock Options vest on August 9, 2004 and a further 1/11 of the remaining grant will vest on the ninth day of each subsequent month.

(2)On July 9, 2004, the Board of Directors granted Stock Options to directors, officers and employees. The Stock Options have the following terms: 4,163 of the Stock Options vest on August 9, 2004 and a further 1/11 of the remaining grant will vest on the tenth day of each subsequent month

Stock Options/SAR Exercises in Fiscal Year Ended December 31, 2004
The following table shows aggregate exercise of Stock Options by our executive officers to purchase our common shares during fiscal year ended December 31, 2004.

--------------------------------------------------------------------------------

                Shares Aggregate   Number of Securities
               Acquired  Value          Underlying        Value of Unexercised In-the
                  on   Realized  Unexercised Options/SARs   -Money Options/SARs at
               Exercise           at fiscal year end (#)      fiscal year end ($)
Name             (#)            Exercisable /UnexercisableExercisable / Unexercisable
                                Exercisable Unexercisable  Exercisable Unexercisable

Jerry Kroll    30,000   $16,500   459,169      145,831    N/A          N/A
                                                          (1)          (1)

Robert Edmunds 0           0      195,831       29,169    N/A          N/A
                                                          (1)          (1)

Jason Finnis   30,000   $16,500   469,169      145,831    N/A          N/A
                                                          (1)          (1)

Larisa Harrison0           0      499,169      145,831    N/A          N/A
                                                          (1)          (1)

Guy Carpenter  0           0      104,169      145,831    N/A          N/A
                                                          (1)          (1)

(1)As all Stock Options have been issued greater than the price at market close on December 31, 2004, there are no "in the money" options.

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

--------------------------------------------------------------------------------

Title of Class                   Name and Address
                                        (1)                                                Percentage
                                   of Beneficial                     Amount and Nature of of Class - FD
                                       Owner                         Beneficial Ownership      (7)

Common        Robert Edmunds                                               704,165        4.01% - 3.82%
                                                                             (5)

Common        Jason Finnis & Larisa Harrison                              3,159,170      17.99% - 17.12%
              (3)                                                            (4)

Common        Guy Carpenter                                                490,755        2.79% - 0.00%
                                                                             (6)

Common        Jerry Kroll                                                 3,228,840      18.39% - 17.50%
                                                                             (2)

Common        Executive Officers and directors as a Group (5 persons)     7,582,930      43.19% - 38.43%
                                                                             (8)

(1)The address for delivery for all management is c/o Hemptown Clothing Inc.,
   1307 Venables Street, Vancouver, British Columbia, V5L 2G1.

(2)Consists of 2,758,005 common shares and 325,000 Stock Options currently exercisable and 145,835 Stock Options which Mr. Kroll is entitled to exercise within 60 days of February 28, 2005.

(3)Jason Finnis and Larisa Harrison own their shares jointly.

(4)Consists of 2,107,500 common shares jointly held of record and 760,000 Stock
   Options currently exercisable by Mr. Finnis and Ms. Harrison and 291,670
   Stock Options which they are entitled to exercise within 60 days of February
   28, 2005.

(5)Consists of 500,000 common shares and 175,000 Stock Options currently exercisable and 29,165 Stock Options which Mr. Edmunds is entitled to exercise within 60 days of February 28, 2005.

(6)Consists of 172,460 common shares and 145,835 Stock Options which Mr.
   Carpenter is entitled to exercise within 60 days of February 28, 2005 and
   172,460 shares of common stock that may be acquired upon the exercise of the immediately exercisable warrants at $0.50 per share.

(7)Percentages include all options and warrants that are exercisable within 60 days of February 28, 2005 in both the numerator and the denominator. FD represents a fully diluted share amount in the denominator.

(8)Includes all shares and warrants and all options which will vest within 60 days of February 28, 2005.

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

ITEM 13. EXHIBITS

(a)

Exhibit List

3.1

Articles of Incorporation (1)
--------------------------------------------------------------------------------

                                       70

10.1

Amended and Restated Stock Option Plan of Hemptown Clothing Inc. dated February 2, 2005 (1)

10.2

Amended and Restated 2004 Stock Option Plan of Hemptown Clothing Inc. dated February 2, 2005 (1)

10.3

Secured and Subordinated Loan Agreement Between Hemptown Clothing Inc. and Celestine Asset Management #6 Effective April 21, 2004 (1)

10.4

Agreement between Hemptown Clothing Inc. and National Research Council of Canada dated May 10, 2004 (1)

10.5

Factoring Agreement between Hemptown USA, Inc. and Spectrum Financial Corporation dated December 18, 2004 (1)

10.6

Lease between Hemptown Clothing Inc. and Douglas and Aster Soo dated January 24, 2001 (1)

10.7

Operating Loan Agreement between Hemptown Clothing Inc. and HSBC Bank Canada dated April 28, 2004 (1)

11.1

Statement re: computation of per share earnings (1)

14.1

Code of Ethics (1)

21.1

Subsidiaries of the Company (1)

31.1      Certificate pursuant to Rule 13a-14(a) (2)

31.2     Certification pursuant to Rule 13a-14(a) (2)

32.1     Certificate pursuant to 18 U.S.C. Subsection 1350 (2)

32.2     Certificate pursuant to 18 U.S.C. Subsection 1350 (2)

(1) Filed as an exhibit to the Company's original Form 10-KSB for the year ended December 31, 2004, as filed with the SEC on March 31, 2005.
(2) Filed herewith.

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

--------------------------------------------------------------------------------

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

Naturally Advanced Technologies, Inc.
(formerly "Hemptown Clothing Inc.")

(Registrant)

By: /s/ Kenneth Barker
_____________________________________________
Kenneth Barker
Chief Executive Officer and Director

Date: June 14, 2007

By: /s/ Guy Prevost
_____________________________________________
Guy Prevost
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: June 14, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kenneth Barker
_____________________________________________
Kenneth Barker
Chief Executive Officer and Director

Date: June 14, 2007

By: /s/ Guy Prevost
_____________________________________________
Guy Prevost
Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: June 14, 2007

By: /s/ Jason Finnis
______________________________________________
Jason Finnis
President, Chief Operating Officer and Director

Date: June 14, 2007

By: /s/ Larisa Harrison
_____________________________________________
Larisa Harrison
Chief Administration Officer, Secretary/Treasurer and Director

Date: June 14, 2007

By: /s/ Jerry Kroll
______________________________________________
Jerry Kroll
Chairman of the Board and Director

Date: June 14, 2007

By: /s/ Robert Edmunds
________________________________________________
Robert Edmunds
Director

Date: June 14, 2007

By: /s/ Peter Moore
________________________________________________
Peter Moore
Director

Date: June 14, 2007

By: /s/ Miljenko Horvat
________________________________________________
Miljenko Horvat
Director

Date: June 14, 2007