Form 10QSB/A
period 2005-03-31
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2007-06-15
CIK 1210294

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

--------------------------------------------------------------------------------

N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class

Outstanding as of April 30, 2005

Common Stock, no par value

13,685,635

Transitional Small Business Disclosure Format (check one):

Yes

No __X__

--------------------------------------------------------------------------------

                             Hemptown Clothing Inc.

                               Table of Contents

--------------------------------------------------------------------------------

Part I--Financial Information

Item 1. Financial Statements

HEMPTOWN CLOTHING INC.

Interim Consolidated Financial Statements

March 31, 2005

(unaudited)

Index

Consolidated Balance Sheet

Interim Consolidated Statements of Operations and Deficit

Interim Consolidated Statements of Cash Flows

Notes to Interim Consolidated Financial Statements

--------------------------------------------------------------------------------

HEMPTOWN CLOTHING INC.

Consolidated Balance Sheet

March 31, 2005

                                                                           March 31,  December 31,

                                                                             2005         2004

                                                                          (unaudited)

ASSETS

Current

    Cash                                                                 $     11,344$      13,632

    Accounts receivable (Notes 3 and 7)                                       200,140      219,626

    Government grant receivable (Note 18)                                     174,893            -

    Inventory                                                                 273,740      318,605

    Prepaid expenses and other                                                 79,266       79,646

    Deferred financing costs (Note 3)                                           7,165       10,815

                                                                              746,548      642,324

Fixed Assets                                                                   21,416       23,442
(Notes 6 and 9)

                                                                         $    767,964$     665,766

LIABILITIES

Current

    Bank loan (Note 7)                                                   $     45,406$     100,545

    Accounts payable and accrued liabilities                                  475,383      387,804

    Due to related parties (Note 5)                                            76,094      126,606

    Capital lease obligation, current portion (Notes 6 and 9)                   5,840        7,781

    Short term Note (Note 3)                                                  400,000      400,000

    Short Term Loan (Note 4)                                                   10,608            -

                                                                            1,013,331
                                                                                         1,022,736

Long term liabilities (Note 8)                                                 26,753       26,922

Capital lease obligation (Note 9)                                               9,008        7,896

                                                                            1,049,092    1,057,554

STOCKHOLDERS' EQUITY

Capital Stock (Note 10)                                                     1,487,588    1,359,448

    Authorized:               100,000,000 common shares without par value

    Issued and outstanding:                    13,685,635 common shares

                                               (2004 - 13,270,035)

Additional paid-in capital                                                     60,091       41,367

Accumulated comprehensive income                                               17,076        8,328

--------------------------------------------------------------------------------

Deficit                                                     (1,845,883)             (1,800,931)

                                                              (281,128)               (391,788)

                                                     $          767,964      $          665,766

Commitments
(Note 12)

Subsequent Events
(Note 18)

The accompanying notes are an integral part of these interim consolidated financial statements.

--------------------------------------------------------------------------------

HEMPTOWN CLOTHING INC.

Interim Consolidated Statements of Operations and Deficit

Three Months Ended March 31, 2005 and March 31, 2004

(Unaudited)

                                                       Three months ended    Three months ended

                                                           March 31, 2005        March 31, 2004
 Sales
                                                        $         178,563      $        285,028
 Cost of goods sold
                                                                  121,595               187,183
 Gross margin
                                                                   56,968                97,845
 Expenses
     Advertising and promotion
                                                                   24,402                32,428
    Consulting fees
                                                                    4,364                     -
    Contract labour
                                                                   63,610                49,716
    Depreciation
                                                                    2,026                 1,311
    Insurance
                                                                    1,419                 8,061
    Interest
                                                                   17,695                 7,917
    Legal and accounting
                                                                   18,558                 7,751
    Office and general
                                                                   34,985                19,792
    Rent
                                                                   11,085                10,219
   Research and development
                                                                   30,403                   309
   Salaries & employee benefits
                                                                   49,542                28,024
   Consulting fees - stock based compensation
                                                                   18,724                     -

                                                                  276,813               165,528
 Loss from operations
                                                                (219,845)              (67,683)
 Government grant income, net of fees (Note 18)
                                                                  174,893                     -
 Net loss for the period
                                                                 (44,952)              (67,683)
 Deficit,
beginning of period                                           (1,800,931)             (903,877)
Deficit,
end of period                                           $     (1,845,883)      $      (971,560)
 Loss per share (basic and diluted)
                                                        $          (0.00)      $         (0.01)
Weighted average number of shares outstanding
                                                               13,508,440            12,688,579
(basic and diluted)

The accompanying notes are an integral part of these interim consolidated financial statements.

--------------------------------------------------------------------------------

HEMPTOWN CLOTHING INC.

Interim Consolidated Statements of Cash Flows

Three Months Ended March 31, 2005 and March 31, 2004

(Unaudited)

                                                                                        Three months ended Three months ended

                                                                                            March 31, 2005    March 31, 2004

Cash flows used in operating activities

  Net loss for the period                                                                 $       (44,952)       $  (67,683)

  Adjustments to reconcile net loss to net cash from operating activities

   Depreciation                                                                                      2,026             1,311

   Stock based compensation                                                                         18,724                 -

Changes in working capital assets and liabilities

  Increase in accounts receivable                                                                (155,407)         (170,668)

  Decrease in inventory                                                                             44,865           110,765

  Decrease (increase) in prepaid expenses                                                              380          (19,111)

  Decrease in deferred financing costs                                                               3,650                 -

  Decrease in accounts payable and accrued liabilities                                              96,909             9,352

 Decrease in capital lease obligation                                                                (830)           (2,667)

                                                                                                  (34,635)         (138,701)

Cash flows from financing activities

  Issuance of share capital for cash                                                                40,000           219,300

  Decrease in bank loan                                                                           (55,139)             (574)

  Issuance of short-term note payable                                                                    -             8,823

  Short term loan                                                                                   10,608                 -

  (Decrease) increase in shareholder loans payable                                                  28,299           (6,452)

  Long term liabilities                                                                              (169)                 -

                                                                                                    23,599           221,097

Effect of exchange rate changes on cash and cash equivalent                                          8,748          (83,820)

Decrease in cash and cash equivalents                                                              (2,288)           (1,424)

Cash and cash equivalents,
beginning of period                                                                                 13,632            46,555

Cash and cash equivalents,
end of period                                                                             $         11,344       $    45,131

SUPPLEMENTAL CASH FLOW INFORMATION:

     Cash paid for interest                                                               $          7,835       $     7,917

     Cash paid for income taxes                                                           $              -       $         -

     Share capital issued in settlement of accounts payable                               $          9,330       $   200,000

     Share capital issued in settlement of shareholders loans payable                     $         78,810       $         -

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these interim consolidated financial statements.

--------------------------------------------------------------------------------

HEMPTOWN CLOTHING INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(unaudited)

1.Nature of Operations and Basis of Presentation

  Hemptown Clothing Inc. (the "Company" or "Hemptown") was incorporated in the
  Province of British Columbia, Canada, on October 6, 1998, and is in the
  business of clothing manufacturing and sales.

  The Company's consolidated financial statements are prepared using generally accepted accounting principles ("GAAP") in the United States of America applicable to a going concern, which contemplates the realization of assets and payment of liabilities in the normal course of business.  The Company has suffered recurring losses from operations to date.  The Company's management plans on establishing additional financing on an as needed basis and in the longer term.  The Company's ability to continue as a going concern is dependent on this financing, and, ultimately, upon achieving profitable operations.

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

a)Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Hemptown USA, Inc., a Nevada incorporated company, and 0697872 B.C. Ltd., a British Columbia incorporated company with extra-provincial registration.  0697872 B.C. Ltd. was incorporated to hold ownership of a proposed fibre processing plant in Saskatchewan (see Note 18).
  Hemptown USA, Inc. was incorporated to factor U.S. sales invoices as required by Crestmark Financial ("Crestmark") (see Note 5). Both wholly-owned subsidiaries were incorporated by the Company during 2004. All significant inter-company transactions and account balances have been eliminated.

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

--------------------------------------------------------------------------------

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

j)Stock Based Compensation

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

--------------------------------------------------------------------------------

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

                                               Three month period ended    Three month period ended

                                                    March 31, 2005           March 31, 2004

                                                                                   $   (67,683)
Net loss for the period             As reported          $      (44,952)

SFAS 123 compensation expense       Pro-forma                 (175,125)                       -

Net loss for the period             Pro-forma               $ (220,077)             $  (67,683)

Pro-forma basic net loss per share  Pro-forma           $        (0.02)              $   (0.01)

Pro-forma diluted net loss per sharePro-forma            $       (0.02)              $   (0.01)

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

--------------------------------------------------------------------------------

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

o)Financial Instruments

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

3.Note Payable

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

4.Short Term Loan

  On December 18, 2004 the Company entered into an agreement with Crestmark to factor the Company's sales invoices. Crestmark will advance monies based on approved sales invoices and will charge a commission of one and one-quarter percent (1.25%). Crestmark will advance 70% of the sales invoice when the goods are shipped. The remainder of the invoice less factoring commissions and less any interest will be paid to the Company when the customers have paid
  Crestmark. Interest will be charged by Crestmark on amounts advanced at the rate of one and one-half percent (1.5%) over the Wall Street Journal designated prime or base rate.

--------------------------------------------------------------------------------

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

5.Due to Related Parties

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

6.Property and Equipment

                                                 Accumulated     Net Book Value   Net Book Value

                                        Cost     Depreciation    March 31, 2005   December 31, 2004

                                          $          $                 $                 $

Computer equipment                     5,227       3,862             1,365              1,547

Equipment                              3,445       3,193               252                252

Furniture and fixtures                 3,819       1,761             2,058              2,216

Leasehold improvements                 7,999       4,533             3,467              3,827

Website                                8,878       6,014             2,864              3,429

Computer equipment under capital lease 16,613      7,460             9,153              9,353

Telephone equipment under capital lease6,001       3,744             2,257              2,818

                                         $           $                 $                  $

                                       51,982      28,540            21,416            23,442

--------------------------------------------------------------------------------

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

8.Long Term Liabilities

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

9.Capital Lease Obligation

  Future minimum lease payments are as follows:

                                      March 31, 2005           December 31, 2004

2005                          $                5,840     $
                                                                           7,904

2006                                           7,733                       7,781

2007                                           2,375                       2,389

2008                                               -                           -

Total future minimum lease                    15,948                      18,074
payments

Less: Amount for interest                    (1,100)                     (2,397)
portion

Present value of minimum lease                14,848                      15,677
payments

Less:  Principal due within                  (5,840)                     (7,781)
one year

Long-term obligations under            $       9,008       $               7,896
capital leases

--------------------------------------------------------------------------------

   These capital leases bear interest ranging from 6.5% to 12% per annum. The liabilities are effectively secured as the rights to the leased assets revert to the lessor in the event of default.

10.Stockholders' Equity

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

   a)          Share Purchase Warrants

               Share purchase warrants outstanding at March 31, 2005 are:

--------------------------------------------------------------------------------

                        Number of Shares  Weighted Average
Range of Exercise Prices                      Remaining
                                        Contractual Life (yr)

     $0.50 - $0.75            172,460(1)        1.39

     $0.50 - $0.75            100,000(2)        1.40

     $0.75 - $1.00            258,570(3)        0.38

     $2.00 - $4.00            300,000(4)        0.89

         Total                831,030           0.90

(1)Each whole share purchase warrant consists of the right to purchase one common share at an exercise price of $0.50 during the first 12 months of the warrant exercise period, and at an exercise price of $0.75 during the final 6 months, of the warrant exercise period.

(2)Each whole share purchase warrant consists of the right to purchase one common share at an exercise price of $0.50 during the first 12 months of the warrant exercise period, and at an exercise price of $1.00 during the final 6 months, of the warrant exercise period.

(3)Each whole share purchase warrant consists of the right to purchase one common share at an exercise price of $0.75 during the first 12 months of the warrant exercise period, and at an exercise price of $1.00 during the final 6 months, of the warrant exercise period.

(4)Each warrant unit consists of the right to purchase one common share at a price of $2.00, plus one piggyback warrant, which consists of a right to purchase one common share at a price of $4.00. The piggyback warrants expire one year from the exercise of the warrant units.

11.Stock Option Plan

   A summary of the status of the Company's Stock Option Plan as of March 31,
   2005 is presented below:

                                                 Weighted-Average

                                       Shares     Exercise Price

Options outstanding, December 31, 2003 1,831,500    $       0.65

Options exercised during the year      (120,000)    $       0.50

Options granted during the year        2,576,500    $       0.73

Options cancelled during the year      (352,500)    $       0.77

Options outstanding, December 31, 2004 3,935,500    $       0.70

Options exercised during period       (30,000)     $       0.50

Options cancelled during the period   (600,000)    $       0.26

Options outstanding, March 31, 2005   3,305,500    $       0.78

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

12.Commitments

a) Annual Leases

   The Company is committed to current annual lease payments totaling $36,805 for premises under lease. The lease expires in 2006.

   Approximate minimum lease payments over the next two years are as follows:

2005 $ 22,395
2006 5,225
$ 27,620

b) National Research Council of Canada ("NRC") collaboration

   In May 2004 the Company entered into a joint collaboration agreement with the NRC develop a patentable enzyme technology for theprocessing of hemp fibres. The agreement is for three years and expires on May 9, 2007.

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

14.Supplemental Cash Flow Information

                            Three month period ended   Three month period ended
                                 March 31, 2005             March 31, 2004

Cash paid during the period
for:

Interest                                       $ 7,835           $ 7,917

Income taxes                              $          -         $       -

15.Related Party Transactions

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

   All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established.

1Economic Dependence

As at March 31, 2005, three suppliers account for 100% of the Company's purchases of inventory. The largest supplier is located in
China and supplies 90% of the Company's purchases, the other two are located in Canada and supply approximately 10%. The Company plans to increase volume with its Canadian suppliers to mitigate the concentration risk.

1Property Transfer

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

1Subsequent Events

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

--------------------------------------------------------------------------------

General

Hemptown Clothing Inc., a corporation organized under the laws of British Columbia, Canada ("Hemptown"), is engaged in the manufacture and marketing of hemp apparel brand clothing to wholesalers, retailers and consumers. Hemptown is also involved in ongoing research and development of quality and conservation-based textile technology, working vertically to enhance its products and the benefits they provide to crop farmers, consumers and the environment. Hemptown's common stock trades on the Over-the-Counter Bulletin Board under the trading symbol HPTWF.

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

--------------------------------------------------------------------------------

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

Revenue and Gross Margins

Revenues for the first three months were $178,563, a decrease of 37% over the first three month's revenue in 2004 of $285,028. The revenues in the first quarter of 2005 declined because inventory shortages caused us to postpone sales. Inventory levels have decreased largely because of a reduction of our line of credit. Additionally, to meet our obligations to customers we incurred additional freight charges which caused our gross margin percentage to drop. We anticipate that new agreements with vendors will ensure that inventory will not restrict sales going forward in 2005.

Operating Expenses

Total operating expenses for the first three months of 2005 were $276,813 compared with $165,528 for the same period in 2004.

For the period ending March 31, 2005 advertising and promotion expenditures totaled $24,402 compared with $32,428 for the same period in 2004. Salaries and benefits for the first three months of 2005 were $49,542 compared with $28,024 in 2004 which was due to a re-allocation of managements' wages. Contract labour increased to $63,610 for the period ending March 31, 2004 compared with $49,716 for the same period in 2004 largely because of preparation for the development of the CRAILAR technology. Stock based compensation for consulting fees increased to $18,724 for the period ending March 31, 2004 from $-0- for the same period in 2004, because of options granted in July 2004. Accounting and Legal increased to $18,558 from $7,751 compared for the same period in 2004 as a result of increased auditing fees.

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

--------------------------------------------------------------------------------

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

As at March 31, 2005, liabilities were comprised of (i) $475,383 in accounts payable and accrued liabilities; (ii) $45,406 in bank loan; (iii) $76,094 in amounts due related parties; iv) $5,840 in current portion of capital lease obligation; (v) $400,000 in note payable; (vi) $10,608 short term loan; (vii) $26,753 in long term liabilities and (viii) $9,008 in capital lease obligation. See "- Material Commitments."

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

--------------------------------------------------------------------------------

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

We recently added a new line of clothing called HT NaturalsTM to augment our growing product base, and have already received a number of orders for the line since its inception in March. HT NaturalsTM is an "eco-fabric", which is crafted from a proprietary combination of fabric blends including organic cotton, bamboo, soy, recycled polyester, and other organic textiles. The bamboo component has the look of rayon, feels like silk and is softer than cotton on the body. The soy component is a by-product of soy food production, and is often termed as "vegetable cashmere".

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

A significant commitment for us for fiscal year 2005 is the principal amount of $400,000 due and owing pursuant to a secured and subordinated loan agreement with Celestine Asset Management

--------------------------------------------------------------------------------

("CAM"). The term of the loan is from April 21, 2004 to October 21, 2005, and the interest rate is 10% per annum, calculated semi-annually, with payments due semi-annually. A $20,000 interest payment was due on October 21, 2004 to Celestine, $10,000 of this payment was still due as of March 31, 2005, but was paid before the release of these statements. The semi-annual payment of $20,000 that was due April 21, 2005 has not been paid, and we expect to make this payment during the second fiscal quarter of 2005. The security granted to CAM is pursuant to: (i) a fixed charge and a security interest in our existing accounts receivable insurance policy obtained through Export Development Canada and St. Paul Guarantee Insurance Company respecting losses sustained us; and (ii) a floating charge and a security interest in all of our assets, subject and subordinate to any borrowing by us with banks and lending institutions.

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

--------------------------------------------------------------------------------

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

Item 3. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Such officers also confirm that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
--------------------------------------------------------------------------------

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

(b)

Reports on Form 8-K

A Form 8-K, dated April 8, 2005, was filed announcing the confirmation of $223,118.00 from the Government of Canada's Scientific Research and Experimental Development program in

--------------------------------------------------------------------------------

recognition of the Company's 2002 and 2003 business operations in the development of environmentally friendly fabrics and garments.
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

Naturally Advanced Technologies, Inc.
(formerly "Hemptown Clothing Inc.")

Date: June 14, 2007           By:   /s/ Jason Finnis
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

--------------------------------------------------------------------------------

Exhibit Index

11.1 Statement re: computation of per share earnings.

31.1 Certificate pursuant to Rule 13a-14(a).

31.2 Certification pursuant to Rule 13a-14(a).

32.1 Certificate pursuant to 18 U.S.C. Subsection 1350.

32.2 Certificate pursuant to 18 U.S.C. Subsection 1350.

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

                                  EXHIBIT 31.1

CERTIFICATIONS PURSUANT TO RULE 13a-14(a)/15d-14(a)

I, Kenneth Barker, certify that:

(1)   I have reviewed this Quarterly Report on Form 10-QSB (Amendment No. 1) for the quarterly period ended March 31, 2005 of Naturally Advanced Technologies Inc. (formerly known as "Hemptown Clothing Inc. ");

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

Date:   June 14, 2007

/s/ Kenneth Barker
By:   Kenneth Barker
Title:    Chief Executive Officer

                                  EXHIBIT 31.2

CERTIFICATIONS PURSUANT TO RULE 13a-14(a)/15d-14(a)

I, Guy Prevost, certify that:

(1)   I have reviewed this Quarterly Report on Form 10-QSB (Amendment No. 1) for the quarterly period ended March 31, 2005 of Naturally Advanced Technologies Inc. (formerly known as "Hemptown Clothing Inc.");

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

Date:   June 14, 2007

/s/ Guy Prevost
By:   Guy Prevost
Title:     Chief Financial Officer
        (Principal Financial Officer)

                                  EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kenneth Barker, Chief Executive Officer of Naturally Advanced Technologies Inc. (formerly known as "Hemptown Clothing Inc." ), hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(i)   the Quarterly Report on Form 10-QSB (Amendment No. 1) of the Company for the quarterly period ended March 31, 2005 (the "Quarterly Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(ii)  the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:   /s/ Kenneth Barker

Name: Kenneth Barker
Title:     Chief Executive Officer

Date: June 14, 2007

                                  EXHIBIT 32.2

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Guy Prevost, Chief Financial Officer of Naturally Advanced Technologies Inc. (formerly known as "Hemptown Clothing Inc." ), hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(i)   the Quarterly Report on Form 10-QSB (Amendment No. 1) of the Company for the quarterly period ended March 31, 2005 (the "Quarterly Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(ii)  the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:   /s/ Guy Prevost

Name: Guy Prevost
Title:   Chief Financial Officer
       (Principal Financial Officer)

Date: June 14, 2007