Form 10QSB/A
period 2005-06-30
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2007-06-15
CIK 1210294

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

Yes

No __X__

--------------------------------------------------------------------------------

                             Hemptown Clothing Inc.

                               Table of Contents

Part I--Financial Information	2
Item 1. Financial Statements	2
Item 2. Management's Discussion and Analysis or Plan of Operation.	20
Results of Operations	20
Liquidity and Capital Resources	23
Item 3. Controls and Procedures	26
Part II--Other Information	26
Item 1. Legal Proceedings	26
Item 2. Changes in Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	28
Item 4. Submission of Matters to a Vote of Security Holders	28
Item 5. Other Information	29
Item 6. Exhibits and Reports on Form 8-K	29
SIGNATURES	30
Exhibit Index	31
Certification Pursuant To Rule 13a-14(a)	33
Certification Pursuant To Rule 13a-14(a)	34
Certificate Under Section 906 Of The Sarbanes-Oxley Act Of 2002	35
Certificate Under Section 906 Of The Sarbanes-Oxley Act Of 2002	36

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

Interim Consolidated Statements of Operations and Deficit

Interim Consolidated Statements of Cash Flows

Notes to Interim Consolidated Financial Statements

--------------------------------------------------------------------------------

HEMPTOWN CLOTHING INC.

Consolidated Balance Sheets
June 30, 2005
--------------------------------------------------------------------

                                             June 30,   December 31,
                                               2005         2004
--------------------------------------------------------------------
                                            (unaudited)
ASSETS

Current
                                           $    104,646$      13,632
Cash and cash equivalents
                                                225,252      219,626
Accounts receivable
                                                 27,274            -
Government grant receivable (Note 16)
                                                309,967      318,605
Inventory
                                                 66,488       79,646
Prepaid expenses and other
                                                  3,536       10,815
Deferred financing costs (Note 3)
--------------------------------------------------------------------
                                                737,163      642,324

Property and equipment                           22,047       23,442
(Note 7)
--------------------------------------------------------------------
                                           $    759,210$     665,766
--------------------------------------------------------------------

LIABILITIES

Current
                                           $          -$     100,545
Bank loan (Note 5)
                                                564,084      387,804
Accounts payable and accrued liabilities
                                                157,949      126,606
Due to related parties (Note 6)
                                                  3,816        7,781
Capital lease obligation, current portion
                                                416,321      400,000
Notes payable (Note 3)
                                                 34,832            -
Short term loan (Note 4)
--------------------------------------------------------------------
                                              1,177,002    1,022,736

Long term debt (Note 8)                          26,408       26,922
Capital lease obligation                          9,138        7,896
--------------------------------------------------------------------
                                              1,212,548    1,057,554
--------------------------------------------------------------------

STOCKHOLDERS' DEFICIENCY

Capital Stock (Note 9)
Authorized:
100,000,000 common shares without par value
Issued and outstanding :
13,685,635 common shares
(December 31, 2004 - 13,270,035)              1,487,590    1,359,448

Additional paid-in capital                       79,081       41,367

Accumulated comprehensive income                 14,732        8,328

Deficit                                     (2,034,741)  (1,800,931)
--------------------------------------------------------------------

                                              (453,338)    (391,788)
--------------------------------------------------------------------
                                           $    759,210$     665,766
--------------------------------------------------------------------

Commitments
(Note 11)
Subsequent Events
(Note 17)

   The accompanying notes are an integral part of these interim consolidated financial statements.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

HEMPTOWN CLOTHING INC.

Interim Consolidated Statements of Operations and Deficit
(unaudited)
----------------------------------------------------------------------------------------------------------------------

                                                               Three months ended              Six months ended
                                                                    June 30,                       June 30,
                                                                2005               2004        2005               2004
----------------------------------------------------------------------------------------------------------------------

Sales                                                  $     303,754   $        260,433$    482,317   $        536,716

Cost of sales                                                208,588            198,620     330,183            380,060
----------------------------------------------------------------------------------------------------------------------

Gross margin                                                  95,166             61,813     152,134            156,656
----------------------------------------------------------------------------------------------------------------------

Expenses
   Advertising and promotion                                  42,121             41,754      66,523             73,187
   Consulting fees                                             3,660                  -       8,024                  -
   Consulting fees - stock-based compensation                 18,990                  -      37,714                  -
   Contract labour                                            69,805             33,229     133,415             60,394
   Depreciation                                                3,131              3,067       5,157              4,338
   Insurance                                                   4,464              4,965       5,883             12,779
   Interest                                                   14,190              7,111      31,885             12,905
   Legal and accounting                                       35,943             40,048      54,501             47,562
   Office and general                                         33,477             19,321      68,462             42,461
   Rent                                                       11,186              9,905      22,271             19,810
   Research and development                                   21,431              9,875      51,834             10,175
   Salaries & benefits                                        52,900             56,907     102,442            105,097
   Government grant, net of fees (Note 16)                  (27,274)                  -   (202,167)                  -
----------------------------------------------------------------------------------------------------------------------

                                                             284,024            226,182     385,944            388,708
----------------------------------------------------------------------------------------------------------------------
Net loss from operations for the period                    (188,858)          (164,369)   (233,810)          (232,052)

Deficit                                                  (1,845,883)          (971,560) (1,800,931)          (903,877)
, beginning of period
----------------------------------------------------------------------------------------------------------------------

Deficit                                                $ (2,034,741)   $    (1,135,929)$(2,034,741)   $    (1,135,929)
, end of period
----------------------------------------------------------------------------------------------------------------------

Loss per share (basic)                                 $      (0.01)   $         (0.01)$     (0.02)   $         (0.02)
----------------------------------------------------------------------------------------------------------------------

Weighted average number of shares outstanding (basic)     13,685,635         12,992,933  13,429,143         12,992,933
------------------------------------------------------- ------------------------------ ------------------------------
The accompanying notes are an integral part of these interim consolidated financial statements.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

HEMPTOWN CLOTHING INC.

Interim Consolidated Statements of Cash Flows
(unaudited)
                                                                        For the six month period ended
                                                                                   June 30,
                                                                        ------------------------------
                                                                            2005              2004
------------------------------------------------------------------------------------       -----------

Cash flows from (used in) operating activities
Net loss for the period                                                $   (233,810)    $    (232,052)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation                                                                   5,157             4,338
Stock based compensation                                                      37,714                 -
Non-cash deferred financing costs                                              7,279          (16,667)
       Changes in working capital assets and liabilities
                                                                             (5,626)         (247,706)
Increase in accounts receivable
                                                                            (27,274)                 -
Increase in government grant receivable
                                                                               8,638           167,411
Decrease in inventory
                                                                              13,158          (58,362)
Decrease (increase) in prepaid expenses
                                                                             185,610         (179,806)
Decrease (increase) in accounts payable and accrued liabilities
------------------------------------------------------------------------------------   ---------------

                                                                             (9,154)         (562,814)
------------------------------------------------------------------------------------   ---------------

Cash flows from (used in) investing activities
Purchase of fixed assets                                                     (3,762)           (3,768)
------------------------------------------------------------------------------------   ---------------

                                                                             (3,762)           (3,768)
------------------------------------------------------------------------------------   ---------------

Cash flows from (used in) financing activities
Issuance of capital stock for cash                                            40,000           254,300
Bank loan (repayments) proceeds                                            (100,545)            84,205
Capital lease obligation (repayment)                                         (2,723)                30
Issuance of notes payable                                                     16,321           400,000
Short term loan                                                               34,832                 -
Related parties advances (payments)                                          110,153          (30,869)
Long term debt                                                                 (514)                 -
------------------------------------------------------------------------------------   ---------------

                                                                              97,524           707,666
------------------------------------------------------------------------------------   ---------------

Effect of exchange rate changes on cash and cash equivalents                   6,404          (57,901)
------------------------------------------------------------------------------------   ---------------

Increase in cash and cash equivalents                                         91,014            83,153

Cash and cash equivalents,                                                    13,632            46,555
beginning of period
------------------------------------------------------------------------------------   ---------------

Cash and cash equivalents,                                             $     104,646    $      129,708
end of period
------------------------------------------------------------------------------------   ---------------

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                 $      10,823    $        9,692
Cash paid for income taxes                                             $           -    $            -
Capital stock issued in settlement of accounts payable                 $       9,330    $      200,000
Capital stock issued in settlement of related party debt               $      78,810    $            -
The accompanying notes are an integral part of these interim consolidated financial statements.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 10:

                                               Six month period ended      Six month period ended

                                                   June 30, 2005               June 30, 2004

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

                                       10
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

7.   Property and Equipment

                                                         Accumulated        Net Book Value             Net Book Value
                                          Cost           Depreciation        June 30, 2005            December 31, 2004

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

--------------------------------------------------------------------------------

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

a)   Share Purchase Warrants

Share purchase warrants outstanding at June 30, 2005 are:

                                                   Weighted Average
                                                      Remaining
Range of Exercise Prices    Number of Shares      Contractual Life (yr)

     $0.50 - $0.75               172,460(1)             1.14

     $0.50 - $0.75               100,000(2)             1.15

     $0.75 - $1.00               208,570(3)             0.17

     $2.00 - $4.00               300,000(4)             0.64

         Total                   781,030                0.90

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

--------------------------------------------------------------------------------

                                                            Weighted-Average
                                                Shares       Exercise Price

Warrants outstanding, December 31, 2003         550,000      $       1.80

Warrants exercised during the year             (200,000)     $       0.25

Warrants granted during the year                202,000      $       0.75

Warrants expired during the year                -            $       0.00

Warrants outstanding, December 31, 2004         552,000      $       1.97

Warrants exercised during period                -            $       0.00

Warrants granted during period                  279,030      $       0.51

Warrants expired during the period              (50,000)     $       0.75

Warrants outstanding, June 30, 2005             781,030      $       1.52

10.
Stock Option Plan

A summary of the status of the Company's Stock Option Plan as of June 30, 2005 is presented below:

                                                           Weighted-Average
                                              Shares        Exercise Price

Options outstanding, December 31, 2003      1,831,500        $       0.65

Options exercised during the year            (120,000)       $       0.50

Options granted during the year             2,576,500        $       0.73

Options cancelled during the year            (352,500)       $       0.77

Options outstanding, December 31, 2004      3,935,500        $       0.70

Options exercised during period               (30,000)       $       0.50

Options granted during period                 787,500        $       0.20

Options cancelled during the period          (632,000)       $       0.29

Options outstanding, June 30, 2005          4,061,000        $       0.67

                        June 30, 2005

            Options Outstanding                           Options Exercisable

                               Weighted                                        Weighted
                                Average       Weighted                         Average
  Range of                     Remaining      Average                          Exercise
  Exercise         Number      Contractual    Exercise         Number           Price
  Prices         Outstanding    Life (yr)      Price         Exercisable

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

Results of Operations

--------------------------------------------------------------------------------

                      Three months ended                Six months ended

                           June 30,                         June 30,

                       2005       2004    % Change     2005          2004     % Change

Revenues             $ 303,754  $ 260,433   +17%   $   482,317    $ 536,716    -10%

Gross Margin         $  95,166  $  61,813   +54%   $   152,134    $ 156,656     -2%

Loss from Operations $(188,858) $(164,369)  -15%   $  (233,810)   $(232,052)    -1%

Basic Loss per Share $   (0.01) $  (0.01)          $     (0.02)   $   (0.02)

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

During the six-month period ended June 30, 2005, the operating expenses of $588,111 were reduced by $202,176 due to receipt of grant funds from the Government of Canada Scientific Research and

--------------------------------------------------------------------------------

Experimental tax credit program (the "SRED Program"), resulting in an aggregate $385,944 recorded as operating expenses compared to $388,708 recorded as operating expenses during the same period in 2004.

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

Operating Expenses

--------------------------------------------------------------------------------

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

As at June 30, 2005, liabilities were comprised of (i) $564,084 in accounts payable and accrued liabilities; (ii) $157,949 in amounts due related parties; iii) $3,816 in current portion of capital lease obligation; (iv) $416,321 in note payable; (vi) $34,832 short term loan; (vii) $26,408 in long term liabilities and (viii) $9,138 in capital lease obligation. See "- Material Commitments."

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

--------------------------------------------------------------------------------

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

Plan of Operation
--------------------------------------------------------------------------------

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

Our collaboration with the National Research Council is continuing on schedule and we continue to be confident of the value of this research as confirmation of the commercial viability of the Hemptown fiber process (CRAILARTM) has been received from industry. We have received commercial interest regarding (CRAILARTM) and subject to further testing, are anticipating sales in the fourth quarter of 2005.

During 2005 we added a new line of clothing called HT NaturalsTM to augment our growing product base. HT NaturalsTM is an "eco-fabric", which is crafted from a proprietary combination of fabric blends including organic cotton, bamboo, soy, recycled polyester, and other organic textiles. The bamboo component has the look of rayon, feels like silk and is softer than cotton on the body. The soy component is a by-product of soy food production, and is often termed as "vegetable cashmere".

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

--------------------------------------------------------------------------------

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

Material Commitments
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

Off-Balance Sheet Arrangements
--------------------------------------------------------------------------------

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

Item 3. Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Such officers also confirm that there was no change in our internal control over financial reporting during the three-month period ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II--Other Information

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

--------------------------------------------------------------------------------

During the six-month period ended June 30, 2005, we issued securities pursuant to contractual debts or financings as follows:

(i) During the six-month period ended June 30, 2005, we engaged in a private placement offering under Regulation S and Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "1933 Securities Act"), which has been terminated. Pursuant to the terms of the private placement, we offered 200,000 units in our capital (the "Unit"), at a subscription price of $0.20 per Unit, with each such Unit being comprised of one share of restricted common stock and one-half of one 18-month non-transferable share purchase warrant (the "Warrant"). Each such whole Warrant entitled the holder thereof to purchase one additional share of restricted common stock at an exercise price of $0.50 per Warrant during the first 12-months or at an exercise price of $1.00 per Warrant during the final 6-months of the exercise period of the Warrant. We sold 200,000 Units at $0.20 per Unit, consisting of 200,000 shares of restricted common stock and 100,000 Warrants, for aggregate gross proceeds of $40,000. We issued shares of restricted common stock to one non-U.S. resident investor. The investor executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions or and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commission was paid.

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

--------------------------------------------------------------------------------

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

                                For
                                       6,257,462

                                Against
                                               0

--------------------------------------------------------------------------------

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

(a)   Exhibits

--------------------------------------------------------------------------------

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

                                       32
--------------------------------------------------------------------------------

                                  EXHIBIT 31.1

CERTIFICATIONS PURSUANT TO RULE 13a-14(a)/15d-14(a)

I, Kenneth Barker, certify that:

(1)   I have reviewed this Quarterly Report on Form 10-QSB (Amendment No. 1) for the quarterly period ended June 30, 2005 of Naturally Advanced Technologies Inc. (formerly known as "Hemptown Clothing Inc.");

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
By:   Kenneth Barker
Title:     Chief Executive Officer

                                  EXHIBIT 31.2

CERTIFICATIONS PURSUANT TO RULE 13a-14(a)/15d-14(a)

I, Guy Prevost, certify that:

(1)   I have reviewed this Quarterly Report on Form 10-QSB (Amendment No. 1) for the quarterly period ended June 30, 2005 of Naturally Advanced Technologies Inc. (formerly known as "Hemptown Clothing Inc.");

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
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Kenneth Barker, Chief Executive Officer of Naturally Advanced Technologies Inc. (formerly known as "Hemptown Clothing Inc."), hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(i)   the Quarterly Report on Form 10-QSB (Amendment No. 1) of the Company for the quarterly period ended June 30, 2005 (the "Quarterly Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(ii)  the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:   /s/ Kenneth Barker

Name: Kenneth Barker
Title:      Chief Executive Officer

Date: June 148, 2007

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
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Guy Prevost, Chief Financial Officer of Naturally Advanced Technologies Inc. (formerly known as "Hemptown Clothing Inc."), hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(i)   the Quarterly Report on Form 10-QSB (Amendment No. 1) of the Company for the quarterly period ended June 30, 2005 (the "Quarterly Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(ii)  the information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:   /s/ Guy Prevost

Name: Guy Prevost
Title:      Chief Financial Officer
         (Principal Financial Officer)

Date: June 14, 2007