Form 10QSB
period 2007-06-30
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2007-08-14
CIK 1210294

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANEG ACT OF 1934


                       For the period ended June 30, 2007


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

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class                                      Outstanding as of August 1, 2007
Common Stock, no par value                 25,172,475

                       Documents Incorporated By Reference

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                      NATURALLY ADVANCED TECHOLOGIES, INC.

                                   FORM 10-QSB

Part 1     FINANCIAL INFORMATION

Item 1     FINANCIAL STATEMENTS
              Consolidated Balance Sheets
              Consolidated Statements of Operations
              Consolidated Statements of Cash Flows
              Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.    Controls and Procedures

Part II. . OTHER INFORMATION

Item 1     Legal Proceedings

Item 2     Unregistered Sales of Securities and Use of Proceeds

Item 3     Defaults Upon Senior Securities

Item 4     Submission of Matters to a Vote of Security Holders

Item 5     Other Information

Item 6     Exhibits and Reports on Form 8-K

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


June 30, 2007
(unaudited)




INDEX



Consolidated Balance Sheets

Consolidated  Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements


NATURALLY ADVANCED TECHNOLOGIES, INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
Consolidated Balance Sheets
(In US Dollars)

_____________________________________________________________________________________________________________
                                                                            June 30,            December 31,
                                                                              2007                  2006
                                                                          (unaudited)
_____________________________________________________________________________________________________________

ASSETS

CURRENT
     Cash and cash equivalents                                         $        198,116      $        414,233
     Accounts receivable                                                        430,978               379,943
     Inventory                                                                  319,762               260,175
     Prepaid expenses and other                                                 117,936                90,039
_____________________________________________________________________________________________________________

                                                                              1,066,792             1,144,390

PROPERTY AND EQUIPMENT (NOTE 7)                                                  17,656                 6,690
INTANGIBLE ASSETS (NOTE 8)                                                       60,505                52,997

DEFERRED CRAILAR DEVELOPMENT COSTS ( NOTE 2)                                    110,612                     -
_____________________________________________________________________________________________________________

                                                                       $      1,255,565      $      1,204,077
=============================================================================================================


LIABILITIES

CURRENT
     Accounts payable and accrued liabilities                          $        347,204      $        469,811
     Due to related party (Note 6)                                              212,276               121,630
     Capital lease obligation, current portion                                    3,330                 4,838
     Note payable (Note 4)                                                            -               300,000
_____________________________________________________________________________________________________________
                                                                                562,810               896,279

NOTE PAYABLE (NOTE 4)                                                           300,000                     -
LONG TERM DEBT (NOTE 9)                                                          30,399                27,770
CAPITAL LEASE OBLIGATION                                                              -                 1,544
_____________________________________________________________________________________________________________
                                                                                893,209               925,593
_____________________________________________________________________________________________________________

COMMITMENTS (NOTE 12)

STOCKHOLDERS' EQUITY

CAPITAL STOCK (NOTE 10)
     Authorized:100,000,000 common shares without par value
     Issued and outstanding :    25,132,890 common shares
                                 (December 31, 2006 - 23,750,154)             4,611,479             4,120,646

ADDITIONAL PAID-IN CAPITAL                                                      375,696               254,232

ACCUMULATED OTHER COMPREHENSIVE INCOME                                          102,981                53,536

DEFICIT                                                                      (4,727,800)           (4,149,930)
_____________________________________________________________________________________________________________
                                                                                362,356               278,484
_____________________________________________________________________________________________________________
                                                                       $      1,255,565      $      1,204,077
=============================================================================================================


The accompanying notes are an intergral part of these consolidated financial statements.



NATURALLY ADVANCED TECHNOLOGIES, INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
Consolidated Statements of Operations
(In US Dollars)
(unaudited)

____________________________________________________________________________________________________________________________
                                                           For three months ended                  For six months ended
                                                                    June 30,                              June 30,
                                                           2007              2006                2007               2006
____________________________________________________________________________________________________________________________

SALES                                                 $     475,118     $     99,883        $   1,091,179      $     385,076

COST OF SALES                                               351,365           83,768              732,101            298,807
____________________________________________________________________________________________________________________________

GROSS PROFIT                                                123,753           16,115              359,078             86,269
____________________________________________________________________________________________________________________________
EXPENSES
     Advertising and promotion                               75,279           53,598              142,742            122,468
     Amortization & depreciation                              5,093            4,333                9,673              8,318
     Consulting  & Contract Labour                          159,516           91,011              261,551            165,600
     General & Administrative                                80,811           60,463              147,279            124,507
     Interest                                                22,264           17,452               48,302             31,657
     Legal & Accounting                                      29,853           46,164               53,500             81,095
     Research & Development                                  12,346           49,574               20,558            100,387
     Salaries & Benefits                                    182,364           90,477              300,006            203,388
     Government grant                                             -          (37,952)             (46,663)           (37,952)
     Gain on Settlement of Debt                                   -                -                                 (12,095)
____________________________________________________________________________________________________________________________

                                                            567,526          375,120              936,948            787,373
____________________________________________________________________________________________________________________________

LOSS FROM OPERATIONS                                       (443,773)        (359,005)            (577,870)          (701,104)

Minority Interest                                                 -           11,652                    -             28,862
____________________________________________________________________________________________________________________________

NET LOSS FOR THE PERIOD                               $    (443,773)    $   (347,353)            (577,870)          (672,242)
============================================================================================================================

Loss per share (basic and diluted)                    $       (0.02)    $      (0.02)               (0.02)             (0.04)
============================================================================================================================

Weighted average number of common shares outstanding     24,750,854       17,300,151           24,457,647         17,218,310
============================================================================================================================


The accompanying notes are an intergral part of these consolidated financial statements.


NATURALLY ADVANCED TECHNOLOGIES, INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
Consolidated Statements of Cash Flows
(In US Dollars)
(unaudited)
_________________________________________________________________________________________________

                                                                    For six months ended June 30,
                                                                          2007             2006
_________________________________________________________________________________________________

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss for the period                                           $  (577,870)  $     (672,242)
  Adjustments to reconcile net loss to net cash from
    operating activities
   Depreciation & amortization                                            9,673            8,318
   Stock based compensation                                             121,464           88,760
   Minority Interest                                                          -          (28,862)

CHANGES IN WORKING CAPITAL ASSETS AND LIABILITIES
  Decrease (increase) in accounts receivable                             (4,372)          33,835
  Decrease (increase) in government grant receivable                    (46,663)         (37,952)
  Decrease (increase) in inventory                                      (59,587)         (43,780)
  Decrease (increase) in prepaid expenses                               (27,897)         (47,801)
  (Decrease) increase in accounts payable and accrued
    liabilities                                                        (122,607)         201,708
 (Decrease) Increase in due to related parties                          (89,354)         102,690
_________________________________________________________________________________________________

  Net cash flows used in operating activities                          (797,213)        (395,326)
_________________________________________________________________________________________________

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES

  Purchase of property and equipment                                    (20,639)         (10,568)
  Acquisition of trademarks & license                                    (7,508)               -
  Deferred Crailar development costs                                   (110,612)
_________________________________________________________________________________________________

Net cash flows used in investing activities                            (138,759)         (10,568)
_________________________________________________________________________________________________

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Issuance of capital stock for cash                                    490,833          131,667
                                                                                               -
  Related parties advances (payments)                                   180,000                -
  Long term debt                                                          2,629            1,166
  Short term debt                                                             -           (9,648)
  Capital lease obligation                                               (3,052)          (1,961)
_________________________________________________________________________________________________

Net cash flows from financing activities                                670,410          121,224
_________________________________________________________________________________________________

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS             49,445            5,637
_________________________________________________________________________________________________

INCREASE (DECREASE) IN CASH                                            (216,117)        (279,033)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          414,233        1,260,939
_________________________________________________________________________________________________

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $   198,116   $      981,906
=================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
AND NON-CASH FINANCING AND INVESTING ACTIVITIES:
     Cash paid for interest                                         $    30,549   $        7,854
     Cash paid for income taxes                                     $         -   $            -
     Capital stock issued in settlement of accounts payable         $         -   $            -
     Capital stock issued in settlement of related party debt       $         -   $            -
     Capital stock issued as compensation                           $             $        9,200


The accompanying notes are an intergral part of these consolidated financial statements.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

1.         NATURE OF OPERATIONS AND BASIS OF PRESENTATION


           Naturally Advanced Technologies Inc. (the "Company") was incorporated in the Province of British Columbia, Canada, on October 6, 1998, and is in the business of manufacturing and sales of clothing made from natural, sustainable fibres. The Company is also developing patended hemp fiber processing technology through its wholly-owned subsidiary Crailar Fiber Technologies Inc. The Company changed its name from Hemptown Clothing Inc. on March 21, 2006.


           GOING CONCERN

           The Company's consolidated financial statements are prepared using generally accepted accounting principles ("GAAP") in the United States of America applicable to a going concern, which contemplates the realization of assets and payment of liabilities in the normal course of business. The Company has incurred losses since inception of $4,727,800 and further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

           During 2007 the Company has raised $490,833 from equity funding and $180,000 in related party advances for working capital requirements. The Company plans to raise additional financing as needed in 2007 through equity placements. However, there can be no assurance that capital will continue to be available as necessary to meet the Company's ongoing working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company.

           COMPARATIVE FIGURES

           Certain of the comparative figures have been reclassified to conform to the current year's presentation.

           UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

           The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

           include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.


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

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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

                  CREDIT RISK. Credit risk is managed by dealing with customers whose credit standing meet internally approved policies, and by ongoing monitoring of credit risk. As at June 30, 2007, the Company had significant concentrations of credit exposure to two customers however management has determined that these customers do not pose a significant credit risk.

                  INTEREST RATE RISK. All term debt has fixed interest rates and no significant exposure to interest rate fluctuation risk.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

           q)     Research and Development

                  Development   costs  of  technology  to  be  sold,  leased  or
                  otherwise marketed are subject to capitalization beginning when technological feasibility has been established and ending when a process or product is available for general release to customers. During the first quarter of 2007 management determined that technological feasibility had been attained once fiber was successfully spun using the Company's Crailar processes. Research and development costs of $110,612 for the six months ended June 30, 2007 were attributable to Crailar Fiber Technologies development of its bast fiber technology and have been capitalized. Research and development costs associated with apparel are charged to expenses as incurred.

                  Crailar deferred development costs will be amortized over their estimated useful life upon commencement of commercial production of products made with Crailar fiber.


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



4.         NOTE PAYABLE

           Celestine Asset Management Loan

           On April 21, 2004, the Company received $400,000 by way of a secured and subordinated loan agreement from Celestine Asset Management ("Celestine"). The original term of the loan was from April 21, 2004 to October 21, 2005, and the interest rate thereunder was 10% per annum, calculated semi-annually, with interest payments due semi-annually.

           The security granted is by way of a fixed charge and a security interest in the Company's existing accounts receivable insurance

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

           policy through Export Development Canada and St. Paul Guarantee Insurance Company respecting losses sustained by the Company, and a floating charge and a security interest in all assets of the Company, subject and subordinate, to any borrowing by the Company with banks and lending institutions.

           As of October 22, 2005, Celestine renewed the loan until April 22, 2007 at 12% per annum, calculated semi-annually, with interest payments due semi-annually. The loan was due as follows: (a) $100,000 on July 21, 2006; and (b) $300,000 on April 22, 2007. The security granted under the renewed loan was unchanged. There was no fee paid for arranging the loan renewal. The $100,000 due on July 21, 2006 was paid on November 2, 2006. Included in accounts payable at June 30, 2007 is an accrual for interest of $16,342 in regards to this loan. On April 21, 2007 the Company was granted an extension of 90 days by Celestine with the same terms.

           Rana Corp. Loan

           On July 22, 2007 the Celestine loan was renewed by Rana Corp. until April 22, 2009 at 12% per annum, calculated semi-annually, with interest payments due semi-annually. The loan is due as follows: (a) $100,000 on July 22, 2008; and (b) $200,000 on July 22, 2009. There
           was no fee paid for arranging the loan renewal.

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


5.         FACTORING AGREEMENT

           Spectrum Financial Corporation  ("Spectrum")

           On December 18, 2004 the Company entered into an agreement with Spectrum to factor the Company's United States dollar denominated receivables. Spectrum advances funds based on Spectrum approved sales invoices ("non-recourse") and Company approved sales invoices ("recourse") and charges a commission of one and one-quarter percent (1.25%) of all approved invoice amounts. Spectrum advances 70% of the sales invoice when the goods are shipped. The remainder of the invoice less factoring commissions and less any interest owing are paid to the Company upon receipt of funds by Spectrum. In the event of non-receipt by Spectrum, the Company is only responsible for reimbursing Spectrum for recourse invoices. Interest is charged by Spectrum on amounts advanced at the rate of one and one-half percent (1.5%) over the Wall Street Journal designated prime or base rate.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

           Minimum factoring commissions payable under this agreement will be $12,000 over each consecutive year, payable at the rate of $1,000 per month.

           The Company has granted a subordinated security interest to Spectrum over all accounts receivable, all bank deposits and any tax refunds subject to the priority claims of the note payable to Rana Corp. (Note 4)

           As at June 30, 2007 the Company is not indebted to Spectrum.


6.        DUE TO RELATED PARTIES

          On May 5, 2006 the Company received a short-term working capital loan of $100,000 from a director, which was originally due and payable on September 30, 2006. The interest rate is 12% per annum and the loan is secured by a subordinated charge on the assets of the Company. On October 1, 2006 the director agreed to extend the short-term loan under the same terms and the loan became due on January 15, 2007. The interest accrued under the initial loan was paid on October 25, 2006. The loan was repaid on June 7, 2007 along with interest of $ 8,219.

          On February 19, 2007, the Company signed a secured loan agreement with the same director for financing of future apparel manufacturing. Under the terms of this agreement, the Company can borrow up to $400,000 at an interest rate of 12% with a 1% charge for each draw on the loan. The loan is secured by a subordinated charge on the assets of the Company and will mature on February 28, 2008. On March 21, 2007 the Company made a draw on the loan of $180,000 which remains outstanding as of the date of these statements. An accrual for interest of $5,977 has been included in the statements as at June 30, 2007. Subsequent to June 30, 2007, the Company borrowed a further $140,000 under the terms of this agreement.

          The Company has made an accrual for $28,504 to Contract Labour for amounts owed a director for past service.




7.        PROPERTY AND EQUIPMENT

                                                       Accumulated      Net Book Value         Net Book Value
                                         Cost         Depreciation      June 30, 2007        December 31, 2006
                                    __________________________________________________________________________

                                                                     $
          Property & Equipment      $     75,793   $        58,137      17,656                $        6,690
                                    ==========================================================================

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

The aggregate depreciation expense for the six month period ending June 30, 2007 was $5,184 (2006 - $8,318).


8.         INTANGIBLE ASSETS

                                                                           Net Book Value       Net Book Value
                                                        Accumulated           June 30,           December 31,
                                    Cost               amortization             2007                 2006
 ___________________________________________________________________________________________________________________
  Trademarks                  $      44,882            $     5,887         $     38,995          $     32,231

  Licence Fee                        23,345                  1,835               21,510                22,630
 ___________________________________________________________________________________________________________________
                              $      68,227            $     7,722         $     60,505          $     52,997
 ===================================================================================================================

           The aggregate amortization expense for the six month period ended June 30, 2007 was $4,489. (2006 - $0). Trademarks acquired in 2006 and 2007 consist of the cost of registration of the tradename CRAILAR in various countries. License fee consists of the Company's initial payment to the National Research Council of Canada under the terms of a technology license agreement (refer to Note 12(b)).

9.         PEMD PAYABLE

           The Company has been advanced funds in the amount of $28,092 (CDN $30,399) from the Canadian Department of Foreign Affairs and International Trade under its Program for Export Market Development ("PEMD") to be used to promote the sales of Canadian goods into foreign markets. The agreement was signed on January 7, 2004 and there is no interest charged on the outstanding amount. The loan is to be paid back each year at 4% of incremental foreign sales over the base year amount by December of the following year. The base year amount was approximately $725,070 (CDN $835,934). There was no amount payable for the year 2006 and nothing is payable for the first six month period ended June 30, 2007. If at the end of year five the loan is not paid back, then the outstanding balance of the loan will be forgiven.

10.        CAPITAL STOCK

           During the period ended June 30, 2007 the Company issued 1,382,737 shares of common stock as follows:

           a) In January 2007, 428,573 units at $0.35 per unit, for proceeds of $150,000. Each unit consists of one common share and one non-transferable common stock purchase warrant exercisable at $0.75 per share, expiring in January 2009. The value of the warrants is $59,285 using the Black Scholes option pricing model using a 2 year term, an expected volatility of 100% and a risk free interest rate of 4.85%.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

           b) In May 2007, 750,000 units at $0.40 per unit, for proceeds of $300,000. Each unit consists of one common share and one non-transferable common stock purchase warrant exercisable at $0.70 per share, expiring in May 2009. The value of the warrants is $200,266 using the Black Scholes option pricing model using a 2 year term, an expected volatility of 100% and a risk free interest rate of 4.85%.

           c) In May and June 2007, 204,164 shares pursuant to the exercise of employee options at $0.20 per share for proceeds of $40,833.

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

           d) On August 31, 2006, 5,200,000 units of the Company were issued to re-purchase the 25% minority interest of Crailar Fiber Technologies Inc. (see Note 2(a)). The units consist of one common share and one common stock purchase warrant exercisable at (a) $0.50 per warrant until September 15, 2006; and (b) $1.00 per warrant between September 16, 2006 and March 15, 2007. These warrants expired, unexercised.

           e) In November and December 2006 issued a total of 1,000,003 units at $0.35 per unit, for total proceeds of $350,000. Each unit consists of one common share and one non-transferable common stock purchase warrant exercisable at $0.75 per share, expiring in November and December 2008.

           f) The Company paid total commissions of $12,349 and they have been recorded as a cost of capital.


           n)     Share purchase warrants outstanding at June 30, 2007 are:

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

                                                          Weighted Average
                                                          Remaining
          Range of Exercise Price   Number of Shares      Contractual Life (yr)
          ______________________________________________________________________
                $0.50 - $0.75             100,000(1)          1.50
                $0.50 - $0.75           2,700,000             0.39
                $0.70 - $1.00           2,178,575             1.59
                $0.75 - $1.00             310,000              .93

                    Total               5,288,575              .94
          ======================================================================

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


                  Share purchase warrants outstanding
                  ______________________________________________________________
                                                                     Weighted-
                                                                     Average
                                                                     Exercise
                                                        Shares       Price
                  ______________________________________________________________
                  Warrants outstanding at December 31,
                    2005                                3,556,120    $  0.71
                  Warrants granted during the year      6,610,003    $  0.96
                  Warrants expired during the year       (579,030)   $  1.96
                  ______________________________________________________________
                  Warrants outstanding at December 31,
                    2006                                9,587,093    $  0.83
                  Warrants granted during the year      1,178,572    $  0.72
                  Warrants expired during the year     (5,477,090)   $  1.00
                  ______________________________________________________________
                  Warrants outstanding at June 30,
                    2007                                5,288,575    $  0.63
                  ==============================================================


11.        Stock Option Plan

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

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

           During the six month period ended June 30, 2007, the Company granted 465,000 three year common stock options to consultants and employees, exercisable at $0.37 (85,000) and $0.50 (380,000) which were valued at $141,669. These options were granted under the terms of the Company's 2006 Plan.

           During the six period ended June 30, 2007, 584,966 options vested and accordingly an expense of $85,456 has been recorded with respect to those options. $29,803 was included in Consultants and Contract Labour expense and $55,653 was included in Salaries & Benefits expense.

           The fair value of options issued during the six months ended June 30, 2007 was determined using the BSM option pricing model with the following assumptions:


                                                                Six months ended
                                                                  June 30, 2007
                                                                ________________
           Risk-free interest rates                             4.48% to 4.66%
           Volatility factor                                         100%
           Contractual life of options, in years                      3
           Expected dividend yield                                    0%

           During the year ended December 31, 2006, the Company granted a total of 1,675,000 three year common stock options to consultants and employees, exercisable at $0.31 per share which were valued at $330,401. These options were granted under the terms of the Company's 2006 Plan.

           The fair value of options issued during the year ended December 31, 2006 was determined using the BSM option pricing model with the following assumptions:

                                                                   Year ended
                                                               December 31, 2006
                                                               _________________
           Risk-free interest rates                             4.25% to 4.85%
           Volatility factor                                         100%
           Contractual life of options, in years                      3
           Expected dividend yield                                    0%

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

           A SUMMARY OF THE COMPANY'S STOCK OPTIONS ARE AS FOLLOWS:


                                                                Weighted-Average
                                                      Shares      Exercise Price
           _____________________________________________________________________
           Options outstanding, December 31, 2005      4,061,000     $   0.67
           Options exercised during the year              (8,336)    $   0.20
           Options expired during the year            (1,679,000)    $   0.67
           Options granted during the year             1,675,000     $   0.33
           Options cancelled during the year            (450,000)    $   0.67
           _____________________________________________________________________
           Options outstanding December 31, 2006       3,598,664     $   0.51
           Options exercised during the period          (204,164)    $   0.20
           Options expired during the period            (130,000)    $   0.90
           Options granted during period                 465,000     $   0.48
           Options cancelled during period              (260,000)    $   0.31
           _____________________________________________________________________
           Options outstanding, June 30, 2007          3,469,500     $   0.53
           =====================================================================

           ___________________________________________________________________________
                                         June 30, 2007
           ___________________________________________________________________________
                         Options Outstanding                     Options Exercisable
           ___________________________________________________________________________
                                          Weighted
                                           Average  Weighted                  Weighted
           Range of                      Remaining   Average                   Average
           Exercise           Number   Contractual  Exercise         Number   Exercise
             Prices      Outstanding     Life (yr)     Price    Exercisable      Price
           ___________________________________________________________________________
           $0.01- $0.50    2,307,500         1.46      $0.34      1,371,678      $0.30
           $0.51- $1.00    1,162,000         0.02      $0.90      1,162,000      $0.90
           ___________________________________________________________________________
                           3,469,500         1.42      $0.51      2,533,678      $0.58
           ===========================================================================


           The Company's options have an aggregate intrinsic value of $437,759 of which 1,371,678 have vested with a value of $222,189. The unvested options have an aggregate intrinsic value of $215,570.


12.        COMMITMENTS AND CONTINGENCIES

           a)     ANNUAL LEASES

                  The Company is committed to current annual lease payments totaling $79,058 for premises under lease. The lease expires in 2009. Approximate minimum lease payments over the remainder of the leases are as follows:

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
                                                   $

                    2007                         29,997

                    2008                         41,995

                    2009                          7,066
                    ___________________________________
                    Total                        79,058
                    ===================================


           b)     NATIONAL RESEARCH COUNCIL OF CANADA ("NRC") COLLABORATION

                  JOINT COLLABORATION AGREEMENT

                  In May 2004, the Company entered into a joint collaboration agreement with the NRC to develop a patentable enzyme technology for the processing of hemp fibers. The agreement was for three years and expired on May 9, 2007. The National Research Council of Canada is to be paid as it conducts work on the joint collaboration. As the NRC completes research and development work, the monies became due. There are no further costs or other off-balance sheet liabilities associated with the NRC agreement. The Company has received a letter from the NRC agreeing to extend the collaboration agreement for an additional 3 years but the agreement has not been signed as of the date of these statements.

                  Over the term of the agreement, the Company was required to pay the NRC $234,609 (CDN $282,000) in cash. In addition to cash payments, the Company will contribute research and development valued at approximately $460,483 (CDN $553,500). All amounts payable pursuant to the terms of the original agreement have been paid.

                  TECHNOLOGY  LICENSE AGREEMENT

                  On November 1, 2006, the Company entered into a technology license agreement with the NRC which provides the Company a worldwide license to use and sublicense the NRC technology called CRAILAR. The Company has paid an initial $21,453 (CDN $25,000) fee and will pay an ongoing royalty to the NRC of 3% on sales of products derived from the CRAILAR with a minimum annual payment set at $12,872 (CDN$15,000) per year. The Company has accrued a six month minimum royalty figure of $6,827 ($7,500 CDN) during the period which was paid in July 2007. For the six month period ended June 30, 2007 no other royalties have been accrued or paid.

           c)     ALBERTA RESEARCH COUNCIL

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

                  In June 2007, the Company's subsidiary, Crailar, entered into a Master Agreement For Technology Development with the Alberta Research Council (ARC) (the "Technology Agreement") to further develop and commercialize bast fiber technology. The Technology Agreement is intended to act as an umbrella agreement for further bast fiber development planned to be performed by the ARC under different Project Agreements. Under the terms of the Technology Agreement, commencing July 1, 2007, the Company will pay $23,450 ($25,000 CDN) per quarter to the ARC. The Company can terminate the agreement upon 90 days notice, unless there are Project Agreements in effect, in which case this Technology Agreement shall expire when there are no longer any Project Agreements in effect. The Company paid $9,386 ($10,000 CDN) on April 1, 2007 and $23,465
                  ($25,000 CDN) was accrued as at June 30, 2007 and paid on July 1, 2007 as per the Technology Agreement.

                  In addition to the above payments, Crailar will be responsible for providing work-in-kind with a value of $25,000 CDN per calendar quarter commencing with the first Project Agreement.

                  Under the terms of the Technology Agreement the Company will be entitled to an option for an exclusive, worldwide, royalty-bearing license to use any New Intellectual Property developed pursuant to a Project Agreement. The royalty based on this option will be 3% of gross sales for the first $50,000,000 and 1.5% of gross sales in excess of $50,000,000.
                  The Technology Agreement is in effect as long as there is an active Project Agreement.

           d)     CEO AGREEMENT

                  On August 15, 2006 the Company signed an agreement with its Chief Executive Officer who will receive $12,500 a month for the period of one year and 500,000 options if certain conditions are met. The contract can be cancelled by either party with 30 days notice. As at June 30, 2007, 150,000 of the options had vested with an accompanying charge to Consulting and Contract Labour expense of $29,803.

           e)     CONTINGENCY

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

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
                  The Company has filed a Statement of Defence and believes this claim is without merit. The outcome of this lawsuit cannot be predicted as the litigation process is inherently uncertain. As of the date of these financial statements the Company has accrued all amounts owing to the Plaintiff under the terms of his contract. Any additional amount of possible loss has not been accrued because it cannot be reasonably estimated.


13.        RELATED PARTY TRANSACTIONS

           During the six month period ended June 30, 2007, $241,248 (2006 - $159,861) was incurred as remuneration to officers and directors of the Company. Of this amount, $62,758 (2006 - $52,634) is recorded as salaries and employee benefits expense and $178,490 (2006 - $107,227) is recorded as contract labor expense.

           On August 23, 2006, the Company granted 725,000 three year stock options at an exercise price of $0.31 per share, under the Company's 2006 Stock Option Plan to employees and directors. These options were valued at $144,047 and are being expensed over their one year vesting period commencing September 23, 2006. Accordingly an expense of $72,018 has been recognized in the six month period ended June 30, 2007.

           During April and May, 2007 the Company granted 465,000 three year stock options at an exercise price of $0.37 and $0.50 per share, under the Company's 2006 Stock Option Plan to employees and directors. These options were valued at $141,669 and are being expensed as certain conditions are met with approval of the board of directors, accordingly, an expense of $19,645 has been recognized in the six month period ended June 30, 2007.

           All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. (See also Notes 6 and 12(d).)

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

14.        CONCENTRATION RISK

           For the six month period ended June 30, 2007, four suppliers accounted for 100% of the Company's purchases of inventory. One supplier is located in China and supplied 75% of the Company's purchase orders, the other three suppliers are located in North America and supplied approximately 25%.

           For the six month period ended June 30, 2006, one supplier located in China accounted for 23% of the Company's purchases of inventory and another supplier in the U.S.A. accounted for 73% of the Company's purchases of inventory.


15.        PROPERTY TRANSFER

           On July 3, 2004, the Company received 80 acres of industrial property in Craik, Saskatchewan for development as a hemp fiber mill. The Company, through its subsidiary 068782 B.C. Ltd., was granted title to the land from the Town of Craik and the Rural Municipality of Craik No. 222 in exchange for $1. Provided the Company is successful in the development of a mill by July 1, 2007, there will be no further obligations to the Town of Craik. In June, 2007 the Company received a 1 year extension to develop a mill on the property until July 1, 2008. After that time, if unable to build a mill, the Company will either purchase the land for $35,000 or surrender the land back to Craik. The transfer of the registration of title was completed on February 8, 2005.

16.        GOVERNMENT GRANT

           The Company is eligible for certain non-refundable grants from Government of Canada under its Scientific Research and Development tax credit program ("SRED Program").

           As of June 30, 2007, the Company has recorded a grant receivable of $46,663. A grant receivable of $37,952 was recorded in the second quarter of 2006.

           The above government grants have been recorded as a recovery of research and development expenses.


17.        SEGMENTED INFORMATION

           The Company's consolidated operations are conducted in two business segments, Naturally Advanced Technologies Inc. and Crailar Fiber Technologies Inc.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)


FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2007
_____________________________________________
                                                      Naturally Advanced       Crailar Fiber              Total
                                                       Technologies Inc       Technologies Inc
                                                               $                     $                      $
Revenue from continuing operations                         1,091,179                     -                1,091,179
Operating profit (loss)                                     (614,936)               37,066                 (577,870)


AS AT JUNE 30, 2007
Total assets                                                 909,050               346,515                1,255,565
Intangible Assets                                                                   60,505                   60,505
Deferred development costs                                     -                   110,612                  110,612

FOR THE SIX MONTH PERIOD ENDED JUNE  30, 2006
______________________________________________
                                                      Naturally Advanced       Crailar Fiber              Total
                                                       Technologies Inc       Technologies Inc
                                                               $                     $                      $
Revenue from continuing operations                           385,076                     -                 385,076
Operating profit (loss)                                     (585,658)             (115,446)               (701,104)



The reconciliation of the segment profit to net income as reported in the financial statements is as follows:

For the Six Month Period  Ended                              2007                   2006
June 30,                                                       $                     $

Segment (Loss)                                              (577,870)             (701,104)
Minority Interest                                                  -                28,862
Net Income                                                  (577,870)             (672,242)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

OVERVIEW

Naturally Advanced Technologies Inc. is in the business of manufacturing and sale of clothing made from natural, sustainable fibers and the development of those same fibers, through our two operating divisions, HT Naturals Inc. ("HT Naturals") and Crailar Fiber Technologies Inc. ("CRAILAR").

HT NATURALS

HT Naturals casual apparel is made from sustainable fabrics such as hemp, bamboo, organic cotton and soy. HT Naturals products are sold through its in-house sales team, its retail outlet, independent sales agents and through retail boutique outlets throughout North America. During the first six months of 2007, we continued to introduce new apparel designs to our "Elements" line and supplied T-shirts to Starbucks for its "My Starbucks" promotion which resulted in record sales.

CRAILAR

Our CRAILAR subsidiary continues research and development of its bast fiber processing technology. When fully developed, the CRAILAR process should produce natural, sustainable fibers for textiles and composites. During prior fiscal years, CRAILAR has been conducting development work with the National Research Council on the CRAILAR bast fiber enzymatic processes to facilitate the commercialization of bast fibers for fabric, composite and potentially medical use (the "CRAILAR Series Fiber"). Subsequently, CRAILAR entered into a technology development agreement with Alberta Research Council, Inc. ("ARC") to further the development and licensing of bast fiber technology and to formalize the collaboration and licensing duties of each party regarding development of the technology related to the CRAILAR Series Fiber and to identify associated potential opportunities, applications and projects related to the development of the CRAILAR Series Fiber and subsequent manufacture, marketing, distribution and sale of CRAILAR Series Fiber products (collectively, the "Project Agreements"). The license agreement also allowed us a worldwide license to use and sublicense the CRAILAR technology. We have successfully spun fiber using the CRAILAR process.

         MASTER TECHNOLOGY DEVELOPMENT AGREEMENT

On approximately June 14, 2007, our CRAILAR subsidiary entered into a master agreement for technology development dated effective as of January 1, 2007 (the "Technology Development Agreement") with Alberta Research Council, Inc. ("ARC"). In accordance with the terms and provisions of the Technology Development
Agreement: (i) CRAILAR shall initially pay to ARC $10,000 on April 1, 2007 (which as of the date of this Quarterly Report has been paid) and subsequently $25,000 per calendar quarter on the first day of each calendar quarter commencing July 1, 2007, which sums have been paid as of the date of this Quarterly Report and shall be used exclusively for the purpose of CRAILAR's contributions required pursuant to the Project Agreements; (ii) CRAILAR shall provide work-in-kind of a value of $25,000 per calendar quarter commencing April 1, 2007 as part of CRAILAR's contributions to the Project Agreements, which are contingent upon there being in effect one or more Project Agreements requiring financial contributions from and services by CRAILAR; (iii) CRAILAR shall pay to ARC the fees and expenses set out in each Project Agreement; (iv) with respect to all Project Agreements, CRAILAR shall be entitled to an option for an exclusive worldwide royalty-bearing license to use the intellectual property developed pursuant to such Project Agreement; and (v) CRAILAR shall pay to ARC a royalty of 3% of the gross sales for the first $50,000,000 of gross sales and 1.5% of gross sales for all gross sales in excess of $50,000,000.

RESULTS OF OPERATIONS


                            Three months ended June 30                      Six months ended June 30

                        2007           2006        % Change          2007             2006         % Change

Sales              $ 475,118       $   99,883        374%      $ 1,091,179       $  385,076          183%
Gross Profit       $ 123,753       $   16,115        668%      $   359,078       $   86,269          316%
Net Income         $(443,773)      $ (347,353)       (27%)     $  (577,870)      $ (672,242)          14%
Loss Per share     $   (0.02)      $    (0.02)                 $     (0.02)      $    (0.04)


SIX-MONTH PERIOD ENDED JUNE 30, 2007 COMPARED WITH SIX-MONTH PERIOD ENDED JUNE 30, 2006.

         REVENUE AND GROSS MARGINS

Our net operational losses during the six-month period ended June 30, 2007 were ($577,870) compared to ($701,104) during the six-month period ended June 30, 2006 (a decrease of $123,234). During the six-month period ended June 30, 2007, we generated $1,091,179 in gross revenues compared to $385,076 in gross revenues for the six-month period ended June 30, 2006 (an increase of $706,103). The new design additions to our apparel line under the HT Naturals brand is responsible for the rise in sales in the six month period ended June 30, 2007. Cost of goods sold increased during the six-month period ended June 30, 2007 to $732,101 from $298,807 for the same period in 2006 resulting in net sales or a gross margin of $359,078 compared to $86,269 for the same period in 2006. Gross profit as a percentage increased to 33% of sales from 22% of sales due to the better margin of the "Elements" line.

         OPERATING EXPENSES

During the six-month period ended June 30, 2007, we recorded operating expenses of $936,948 compared to operating expenses of $787,373 during the six-month period ended June 30, 2006 (an increase of $149,575).

Operating expenses consisted of: (i) $142,742 (2006: $122,468) in advertising and promotion ; (ii) $9,673 (2006: $8,318) in amortization and depreciation;
(iii) $261,551  (2006:  $165,600) in consulting and contract labor (iv) $147,279
(2006:  $124,507) in general &  administrative;  (v) $48,302 (2006:  $31,657) in interest;  (vi) $53,500 (2006:  $81,095) in legal and accounting;  (vii) $20,558
(2006: $100,387) in research & development; and (viii) $300,006 (2006: $203,388)
in salaries & benefits. Our net loss from operations during the six-month period ended June 30, 2007 was ($577,870) or ($0.02) per share compared to a net loss of ($672,242) or ($0.02) per share for the six-month period ended June 30, 2006. For the six-month period ended June 30, 2007, the weighted average number of shares outstanding was 24,457,647 compared to 17,218,310 at June 30, 2006.

Advertising and promotion expenses increased to $142,742 for the six month period ended June 30, 2007 from $122,468 compared to the same period in 2006 due to the addition of a public relations firm and the attendance of trade shows by our sales team.

Consulting and contract labor expenses increased to $261,551 for the six month period ended June 30, 2007 from $165,600 compared to the same period in 2006 due to the addition of our new Chief Executive Officer as well as an accrual made for severance.

Interest  costs for the  six-month  period  ended  June 30,  2007  were  $48,302 compared with $31,657 for the same period in 2006. The increase in interest costs relates to the loan from a director, which has been used to fund apparel manufacturing.

Salaries and benefits expense increased to $300,006 for the six month period ended June 30, 2007 compared with $203,388 for the same period in 2006. The increase is as a result of the addition of new sales personnel, increases in stock based compensation, and increased management costs.

Research and development costs were reduced to $20,558 from $100,387 for the same six month period in 2006 because we have capitalized research and development costs associated with the CRAILAR process.

         NET INCOME

The net loss for the six-month period ending June 30, 2007 was ($577,870) compared to a loss of ($672,242) for the same period in 2006, which is a decrease in net loss of $94,372. The decrease in loss was primarily because of the increase in sales for the quarter and the capitalization of research and development costs. The basic loss per share was $0.02 for the six month period ended June 30, 2007 compared to a basic loss of $0.04 per share for the same period in 2006. For the six-month period ended June 30, 2007, the weighted average number of shares outstanding was 24,457,647 compared to 17,218,310 at June 30, 2006.

THREE-MONTH PERIOD ENDED JUNE 30, 2007 COMPARED WITH THREE-MONTH PERIOD ENDED JUNE 30, 2006.

         REVENUE AND GROSS MARGINS

Our net operational losses during the three-month period ended June 30, 2007 were ($443,773) compared to ($359,005) during the three-month period ended June 30, 2006 (an increase of $84,768). During the three-month period ended June 30, 2007, we generated $475,118 in gross revenues compared to $99,883 in gross revenues for the three-month period ended June 30, 2006 (an increase of $375,235). The new design additions to our apparel line under the HT Naturals brand is responsible for the rise in sales in the three-month period ended June 30, 2007. Cost of goods sold increased during the three-month period ended June 30, 2007 to $351,365 from $83,768 for the same period in 2006 resulting in net sales or a gross margin of $123,753 compared to $16,115 for the same period in 2006.

         OPERATING EXPENSES

During the three-month period ended June 30, 2007, we recorded operating expenses of $567,526 compared to operating expenses of $375,120 during the three-month period ended June 30, 2006 (an increase of $192,406).

Operating expenses consisted of: (i) $75,279 (2006: $53,598) in advertising and promotion ; (ii) $5,093 (2006: $4,333) in amortization and depreciation; (iii) $159,516 (2006: $91,011) in consulting and contract labor; (iv) $80,811 (2006:
$60,463) in general & administrative;  (v) $22,264 (2006:  $17,452) in interest;
(vi) $29,853  (2006:  $46,164) in legal and  accounting;  (vii)  $12,346  (2006:
$49,574) in  research &  development;  and (viii)  $182,364  (2006:  $90,477) in salaries & benefits. Our net loss from operations during the three-month period ended June 30, 2007 was ($443,773) or ($0.02) per share compared to a net loss of ($347,353) or ($0.02) per share for the three-month period ended June 30, 2006. For the three-month period ended June 30, 2007, the weighted average number of shares outstanding was 24,750,854 compared to 17,300,151 at June 30, 2006.

Advertising and promotion expenses increased to $75,279 for the three month period ended June 30, 2007 from $53,598 compared to the same period in 2006 due to the addition of a public relations firm and the attendance of trade shows by our sales team.

Consulting and contract labor expenses increased to $159,516 for the three month period ended June 30, 2007 from $91,011 compared to the same period in 2006 due to the addition of our new Chief Executive Officer as well as an accrual made for severance.

Interest  costs for the  three-month  period  ended June 30,  2007 were  $22,264 compared with $17,452 for the same period in 2006. The increase in interest costs relates to the loan from the director.

Salaries and benefits expense increased to $182,364 for the three month period ended June 30, 2007 compared with $90,477 for the same period in 2006. The increase is as a result of the addition of new sales personnel, increases in stock based compensation, and increased management costs.

Research and development costs were reduced to $12,346 from $49,574 for the same three month period in 2006 because we have capitalized research and development costs associated with the CRAILAR process.


         NET INCOME

The net loss for the three-month period ending June 30, 2007 was ($443,773) compared to a loss of ($347,353) for the same period in 2006, which is an increase in net loss of $96,420. The increase in loss was primarily due to the increase in operating expenses for the quarter. The basic loss per share was $0.02 for the three-month period ended June 30, 2007 compared to a basic loss of $0.02 per share for the same period in 2006. For the three-month period ended June 30, 2007, the weighted average number of shares outstanding was 24,750,854 compared to 17,300,151 at June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2007

As at June 30, 2007, our current assets were $1,066,792 and our current liabilities were $562,810 which resulted in working capital of $503,982. As at June 30, 2007, total assets were $1,255,565 consisting of: (i) $198,116 in cash;
(ii) $430,978 in trade accounts receivable; (iii) $319,762 in inventory; (iv) $117,936 in prepaid expenses and other; (v) $17,656 in fixed assets, (vi) $60,505 in intangible assets and (vii) in deferred development costs.

As at June 30, 2007, liabilities were comprised of (i) $347,204 in accounts payable and accrued liabilities; (ii) $212,276 in amounts due related parties;
iii) $3,330 capital lease obligation; (iv) $300,000 in notes payable; and (v) $30,399in long term debt.

Stockholders' Equity (Deficit) increased from $278,484 at December 31, 2006 to $362,356 at the six -month period ended June 30, 2007.

As of June 30, 2007, we had cash of $198,116 compared with $414,233 at December 31, 2006.

The cash flows used in operations for the six-month period ended June 31, 2007 were $797,213 compared with $395,326 for the same period in 2006. Cash flows used in operations for the six-month period ended June 30, 2007 consisted primarily of a net loss of $577,870, with changes in working capital assets and liabilities consisting of an increase in accounts receivable of $4,372, an increase in government grant receivable of $46,663, an increase in inventory of $59,587, an increase in prepaid expenses of $27,897, a decrease in accounts payable and accrued liabilities of $122,607 and a decrease in amounts due to related parties of $89,354.

The cash flows used in investing activities for the six month period ended June 30, 2007 were $138,759 compared to $10,568 for the same period in 2006. Cash flows used in investing activities consisted of a purchase of property & equipment totaling $20,639, the acquisition of trademarks & licenses for $7,058, and the investment in deferred CRAILAR development costs in the amount of $110,612.

Cash flows provided by financing activities were $670,410 versus $121,224 during the same period in 2006 as the Company issued $490,833 of capital stock for cash (2006 - $131,667) and received a $180,000 manufacturing loan from a director.

The effect of exchange rates on cash resulted in an unrealized gain of $49,445 for the six months ending June 30 2007 compared with a $5,637 unrealized gain in the same period of 2006. These gains and losses are the result of fluctuations in the Canadian dollar versus the US dollar.

PLAN OF OPERATION

We will continue to expand our business platform on two fronts: 1) the execution of our CRAILAR(R) fiber process to produce yarn and composites that tackle the problems inherent in natural and synthetic fabrics and composites, 2) the expansion of our HT Naturals apparel business to meet the growing demand of corporate and individual customers alike.

CRAILAR continues development work with the NRC and the ARC in Edmonton (ARC) on bast fiber processes to facilitate the commercialization of bast fibers for textile and composite use. The collaboration agreement with the NRC expired on May 9, 2007, and CRAILAR has received confirmation from the NRC of their intent to enter into a new collaboration agreement with NAT, which will be based on the previous agreement. CRAILAR also entered into the Master Technology Agreement with ARC to formalize the further collaboration and licensing of the intellectual property developed by the ARC. ARC has submitted patents to protect the new intellectual property that has been developed under the exclusive, worldwide technology agreement. CRAILAR has completed the customization and installation of equipment in our testing and development facility in Montreal to assist the NRC and ARC in the commercialization of the CRAILAR fiber process. This equipment has been moved to the NRC facility where additional fiber testing and development will continue during the remainder of 2007 . Fiber development with the NRC is focused on the development of bast fibers to be used in natural organic fabrics, while development with the ARC is primarily focused on high performance moisture management natural fibers for use in apparel or composites. Development of the CRAILAR process has progressed to the stage that the Company has produced fiber and expects to spin fiber into fabrics in the third quarter of 2007.

HT Naturals continued to see strong growth in the apparel business in both the seasonal retail line and the higher volume corporate wear line. Consumer acceptance of the Spring 2007 line helped increase repeat sales during the second quarter of 2007 to retailers replenishing stock. The global climate of eco-responsibility helped increase demand for the HT Naturals basic T-shirt line which is sold directly to screen printers and corporate clients. HT Naturals apparel line was successfully introduced into Costco Canada's British Columbia stores as part of an ongoing `road show' event. Costco's members' enthusiastic response to the HT Naturals apparel resulted in several additional road show dates to be scheduled throughout the third and fourth quarters of 2007. HT Naturals apparel is made from eco fabrics crafted from a proprietary combination of fabrics including hemp, organic cotton, bamboo, soy, recycled polyester, and other organic textiles.

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

MATERIAL COMMITMENTS


A significant commitment for us during fiscal year 2007 is the principal amount of $400,000 due and owing pursuant to a secured and subordinated loan agreement with Celestine Asset Management ("CAM"). The term of the renewed loan is from October 22, 2005 to April 22, 2007, and the interest rate is 12% per annum, calculated semi-annually, with payments due semi-annually. The principal amount of the loan is due as follows: (i) $100,000 on July 1, 2006 (which was paid on November 2, 2006); and (ii) $300,000 on April 22, 2007. On April 21, 2007, we
were granted an extension of ninety days by CAM on the same terms. The security granted to CAM is pursuant to: (i) a fixed charge and a security interest in our existing accounts receivable insurance policy obtained through Export Development Canada and St. Paul Guarantee Insurance Company respecting losses sustained us; and (ii) a floating charge and a security interest in all of our assets, subject and subordinate to any borrowing by us with banks and lending institutions. The loan became due on July 22, 2007. On July 21, 2007 the loan was renewed until April 22, 2009 at 12% per annum, calculated semi-annually, with interest payments due semi-annually. The loan is now due as follows: (i) $100,000 on July 22, 2008; and (ii) $200,000 on July 22, 2009. There was no fee
paid for  arranging  the  renewal of the loan.  The new loan is in favor of Rana
Corp.

A significant commitment for us for fiscal 2007 is the amount of $320,000 advanced by a director ($180,000 to June 30, 2007 and $140,000 subsequently) to facilitate the production of the new apparel designs. The loan has an interest rate of 12% with a 1% charge for each advance. The loan matures on February 28, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

AUDIT COMMITTEE REPORT

The Board of Directors has established an audit committee. The members of the audit committee are Ms, Larisa Harrison, Mr. Robert Edmunds and Mr. Miljenko Horvat. Two of the three members of the audit committee are "independent" within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was organized in November 20, 2004 and operates under a written charter adopted by our Board of Directors. See "Part II. Item 5. Other Information."

The audit committee has reviewed and discussed with management our financial statements as of and for the six-month period ended June 30, 2007. The audit committee has also discussed with Dale Matheson Carr-Hilton LaBonte the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The audit committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte their independence.

Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the financial statements referred to above be included in our Quarterly Report on Form 10-QSB for the six-month period ended June 30, 2007 filed with the Securities and Exchange Commission.

ITEM 3. INTERNAL CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Jason Finnis, our President and Chief Operating Officer, and Guy Prevost, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, Messrs. Finnis and Prevost concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the six-month period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

As of the date of this Quarterly Report, have instructed our counsel to vigorously defend all claims against us and to aggressively pursue all counterclaims on our behalf. While the result of litigation is difficult to predict, we believe that the likelihood of sustaining any significant liability is minimal. We further believe that there is a significant likelihood that the case could settle prior to trial without significant financial exposure to us.

As of the date of this Quarterly Report, we are not aware of any other pending or existing legal proceedings involving our company or its officers and directors. We are not aware of any other proceedings being contemplated by any person or governmental authority against us, our properties or our officers and directors.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six-month period ended June 30, 2007, we issued 1,382,737 shares of our common stock pursuant to contractual debts or financings as follows.

     o During the six-month period ended June 30, 2007, we issued an aggregate of 428,573 shares of restricted common stock through a private placement of Units, at $0.35 per Unit, for total proceeds of $150,000.

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

     o During the six-month period ended June 30, 2007, we issued an aggregate of 50,000 shares of restricted common stock through a private placement of Units at $0.40 per share for total proceeds of $300,000. Each unit consists of one common share in our capital stock and one non-transferable common stock purchase warrant at an exercise price of $0.70 per warrant share. The expiration date for the warrants is May 2009. The investors executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the Securities Act of 1933, as amended, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commission was paid.

     o During the six-month period ended June 30, 2007, we issued an aggregate of 204,164 shares of our common stock pursuant to the exercise of stock options by our employees at $0.20 per share for total proceeds of $40,833.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 24, 2007, an annual meeting of our shareholders (the "Meeting") was held for the following purposes: (i) to ratify and approve the prior actions, deeds and conduct of our Board of Directors; (ii) to approve and ratify the appointment of Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, as our independent public accountant and auditor, and authorize the Board of Directors to fix the auditors' remuneration; (iii) to elect the following nominees to the Board of Directors: Kenneth C. Barker, Jerry Kroll, Jason Finnis, Larisa Harrison, Robert Edmunds, Guy Prevost, Peter Moore and Miljenko Horvat. We distributed an Information Circular dated June 1, 2007 and supporting documentation, including a proxy, to our shareholders.

Only shareholders of record at the close of business on June 1, 2007 (the "Record Date") were entitled to notice or and to vote the shares of common stock held by them on such date at the Meeting or any and all adjournments thereof. As of the Record Date, an aggregate 25,082,890 shares of common stock were outstanding. There was no other class of voting securities outstanding at that date. Each share of common stock held by a shareholder entitled such shareholder to one vote on each matter that was voted at the Meeting. The presence, in person or by proxy, of the holders of a majority of the outstanding share of common stock was necessary to constitute a quorum at the Meeting. Assuming that a quorum was present, the affirmative vote of the holders of a majority of the shares of common stock outstanding was required to approve the matters presented for approval at the Meeting.

On July 24, 2007, the Meeting of shareholders was held with the resulting votes cast either in person or proxy as below:

1. Approval and ratification of the acts of our Board of Directors.


         For                                                       13,147,546
         Against                                                            0
         Abstain                                                            0
         Broker non-vote                                                    0

2. Approval and ratification of the appointment of Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, as our independent public accountants.


         For                                                       12,625,755
         Against                                                      521,790
         Abstain                                                            0
         Broker non-vote                                                    0

3. Approval of the election of the members of our Board of Directors. Kenneth C. Barker, Jerry Kroll, Jason Finnis, Larisa Harrison, Robert Edmunds, Guy Prevost, Peter Moore and Miljenko Horvat were elected members to our Board of Directors to hold office until our next annual general meeting or until their successors are elected or appointed subject to the provisions of our constating documents.

                                               NUMBER OF SHARES
                                          _____________________________
                                            FOR             WITHHELD
                                          __________        ___________
         Kenneth Barker                   13,147,046                500
         Jerry Kroll                      13,147,046                500
         Jason Finnis                     13,147,046                500
         Larisa Harrison                  13,147,046                500
         Robert Edmunds
                                          13,147,046                500
         Guy Prevost                      13,147,046                500
         Peter Moore                      13,147,046                500
         Miljenko Horvat                  13,147,046                500

4. Approval and ratification of the Stock Option Plan.

         For                                                       11,338,777
         Against                                                        5,500
         Abstain                                                            0
         Broker non-vote                                                    0


ITEM 5. OTHER INFORMATION.

ANNUAL MEETING OF BOARD OF DIRECTORS

On July 24, 2007, an annual meeting of our board of directors (the "Board of Directors' Meeting") was held for the following purposes: (i) to ratify the appointment of directors of the Board of Directors; (ii) to ratify the appointment of officers; (iii) to ratify the appointment of auditors; (iv) to ratify the appointment of members to the Audit Committee; (v) to ratify the appointment of members to the Compensation Committee; and (vi) to approve further negotiations by Kenneth Barker with a potential strategic partner.

Pursuant to unanimous consent, the following individuals were appointed as officers of the Company to serve until their respective successor has been duly qualified and appointed:

         OFFICER                  POSITION

         Jason Finnis             President and Chief Operating Officer
         Larisa Harrison          Chief Administration Officer, Secretary and
                                  Treasurer
         Guy Prevost              Chief Financial Officer

Pursuant to unanimous consent, the following individuals were appointed as members of the Audit Committee and as members of the Compensation Committee: (i) Larisa Harrison, Robert Edmunds, and Miljenko Horvat.

ADOPTION OF AMENDED INSIDER TRADING POLICY AND CODE OF ETHICS

On April 12, 2007,our Board of Directors, pursuant to written consent resolutions unanimously approved and adopted the amended insider trading policy (the "Insider Trading Policy"), and ratified the adoption of the code of ethics as prepared effective August 18, 2004 (the "Code of Ethics"). The Amended Insider Trading Policy and the Code of Ethics can be located on our website at WWW.NATURALLYADVANCED.COM. We will also provide, without charge and upon request, a copy of the Code of Ethics and/or Amended Insider Trading Policy. Request for a copy of the Code of Ethics or Amended Insider Trading Policy should be mailed to Naturally Advanced Technologies, Inc., 1307 Venables Street, Vancouver, British Columbia, Canada V5L 2G1, Attn: Ms. Larisa Harrison, Chief Administration Officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The following exhibits are included in this report: See "Exhibit Index" immediately following the following the signature page of this Form 10-QSB.

10.1 Master Agreement for Technology Development between Alberta Research Council, Inc. and Crailar Fiber Technologies, Inc. dated effective as of January 1, 2007. (1)

14.1 Amended Code of Ethics (2)

99.1 Amended Insider Trading Policy (2)

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

(1)
   Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 25, 2007 and incorporated herein by this reference.

(2)
   Filed as an Exhibit to the Company's Current Report on Form 8-K filed with the SEC on April 23, 2007 and incorporated herein by this reference.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NATURALLY ADVANCED TECHNOLOGIES INC.


Date: August 13, 2007               By: /s/ JASON FINNIS
                                    ____________________________________
                                    Jason Finnis, President and Chief
                                    Operating Officer


Date: August 13, 2007               By: /s/ GUY PREVOST
                                    ____________________________________
                                    Guy Prevost
                                    Chief Financial Officer