Form 10QSB
period 2007-09-30
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2007-11-14
CIK 1210294

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANEG ACT OF 1934

                     For the period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class                                Outstanding as of November 13, 2007

Common Stock, no par value           25,573,819

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


September 30, 2007
(unaudited)




INDEX



Consolidated Balance Sheets

Consolidated  Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements



NATURALLY ADVANCED TECHNOLOGIES, INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
Consolidated Balance Sheets
(In US Dollars)

_____________________________________________________________________________________________________________
                                                                           Sept 30,            December 31,
                                                                             2007                  2006
                                                                         (unaudited)
_____________________________________________________________________________________________________________
ASSETS

CURRENT
     Cash and cash equivalents                                        $        342,439      $        414,233
     Accounts receivable                                                       561,938               379,943
     Inventory                                                                 594,283               260,175
     Prepaid expenses and other                                                100,145                90,039
_____________________________________________________________________________________________________________
                                                                             1,598,805             1,144,390

PROPERTY AND EQUIPMENT (NOTE 7)                                                 22,760                 6,690
INTANGIBLE ASSETS (NOTE 8)                                                      61,318                52,997

DEFERRED CRAILAR DEVELOPMENT COSTS ( NOTE 2)                                   204,113                     -
_____________________________________________________________________________________________________________
                                                                      $      1,886,996      $      1,204,077
=============================================================================================================


LIABILITIES

CURRENT
     Accounts payable and accrued liabilities                         $        518,276      $        469,811
     Due to related party (Note 6)                                             526,434               121,630
     Capital lease obligation, current portion                                   2,358                 4,838
     Note payable (Note 4)                                                     100,000               300,000
_____________________________________________________________________________________________________________
                                                                             1,147,068               896,279

NOTE PAYABLE (NOTE 4)                                                          200,000                     -
LONG TERM DEBT (NOTE 9)                                                         32,556                27,770
CAPITAL LEASE OBLIGATION                                                             -                 1,544
_____________________________________________________________________________________________________________
                                                                             1,379,624               925,593
_____________________________________________________________________________________________________________

COMMITMENTS AND CONTINGENCIES (NOTE 1 AND 12)

STOCKHOLDERS' EQUITY

CAPITAL STOCK (NOTE 10)
     Authorized:100,000,000 common shares without par value
     Issued and outstanding :    25,573,819 common shares
                                 (December 31, 2006 - 23,750,154)            4,885,400             4,120,646

ADDITIONAL PAID-IN CAPITAL                                                     557,584               254,232

ACCUMULATED OTHER COMPREHENSIVE INCOME                                         158,554                53,536

DEFICIT                                                                     (5,094,166)           (4,149,930)
_____________________________________________________________________________________________________________
                                                                               507,372               278,484
_____________________________________________________________________________________________________________
                                                                      $      1,886,996      $      1,204,077
=============================================================================================================


The accompanying notes are an intergral part of these consolidated financial statements.



NATURALLY ADVANCED TECHNOLOGIES, INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
Consolidated Statements of Operations
(In US Dollars)
(unaudited)

____________________________________________________________________________________________________________________________

                                                              For three months ended               For nine months ended
                                                                  September 30,                        September 30,
                                                               2007            2006               2007              2006
____________________________________________________________________________________________________________________________

SALES                                                      $   721,934     $   405,223        $ 1,810,669      $    790,300

COST OF SALES                                                  448,869         236,775          1,180,970           535,582
____________________________________________________________________________________________________________________________

GROSS PROFIT                                                   273,065         168,448            629,699           254,718
____________________________________________________________________________________________________________________________

EXPENSES
     Advertising and promotion                                  77,004          52,436            220,374           174,903
     Amortization & depreciation                                 5,342           5,478             15,015            13,796
     Consulting  & Contract Labour                             145,600         117,035            407,150           282,622
     General & Administrative                                   76,986          56,286            224,266           180,728
     Interest                                                   13,821          23,005             62,123            54,663
     Legal & Accounting                                         21,592          38,582             75,092           119,770
     Research & Development                                      9,541          52,799             30,098           153,172
     Salaries & Benefits                                       286,473          94,744            586,480           298,132
     Government grant                                                -               -            (46,663)          (37,952)
     Gain on Settlement of Debt                                      -         (36,066)                 -           (48,161)
____________________________________________________________________________________________________________________________

                                                               636,359         404,299          1,573,935         1,191,673
____________________________________________________________________________________________________________________________

LOSS FROM OPERATIONS                                          (363,294)       (235,851)          (944,236)         (936,955)

Minority Interest                                                    -          11,860                  -            40,722
____________________________________________________________________________________________________________________________

NET LOSS                                                   $  (363,294)    $  (223,991)       $  (944,236)     $   (896,233)
============================================================================================================================

Loss per share (basic and diluted)                         $     (0.01)    $     (0.01)       $     (0.04)     $      (0.05)
============================================================================================================================

Weighted average number of common shares outstanding
(basic and diluted)                                         25,262,824)     19,180,572         24,726,397        17,895,425
============================================================================================================================


The accompanying notes are an intergral part of these consolidated financial statements.


NATURALLY ADVANCED TECHNOLOGIES, INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
Consolidated Statements of Cash Flows
(In US Dollars)
(unaudited)

_______________________________________________________________________________________________________
                                                                   For nine months ended September 30,
                                                                        2007           2006
_______________________________________________________________________________________________________

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss                                                          $  (944,236)  $     (896,233)
  Adjustments to reconcile net loss to net cash from operating activities
   Depreciation & amortization                                           15,015           13,796
   Stock based compensation                                             303,352          140,798
   Minority Interest                                                          -          (40,722)

CHANGES IN WORKING CAPITAL ASSETS AND LIABILITIES
  Decrease (increase) in accounts receivable                           (181,995)        (155,387)
  Decrease (increase) in government grant receivable                          -          (37,952)
  Decrease (increase) in inventory                                     (334,108)          40,039
  Decrease (increase) in prepaid expenses                               (10,106)           1,725
  (Decrease) increase in accounts payable and accrued liabilities        48,465          125,985
 (Decrease) Increase in due to related parties                           (5,196)          96,368
_______________________________________________________________________________________________________

  Net cash flows used in operating activities                         (1,108,809)       (711,583)
_______________________________________________________________________________________________________

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES

  Purchase of property and equipment                                    (31,085)          (3,223)
  Acquisition of trademarks & license                                    (8,321)         (19,380)
  Deferred Crailar development costs                                   (204,113)
_______________________________________________________________________________________________________

Net cash flows used in investing activities                            (243,519)         (22,603)
_______________________________________________________________________________________________________

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Issuance of capital stock for cash                                    764,754          231,667
                                                                                               -
  Related parties advances                                              410,000                -
  Long term debt                                                          4,786            1,388
  Short term debt                                                             -          (17,014)
  Capital lease obligation                                               (4,022)          (4,528)
_______________________________________________________________________________________________________

Net cash flows from financing activities                              1,175,518          211,513
_______________________________________________________________________________________________________

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS            105,016           (1,080)
_______________________________________________________________________________________________________

INCREASE (DECREASE) IN CASH                                             (71,794)        (523,753)

CASH AND CASH EQUIVALENTS, BEGINNING                                    414,233        1,260,939
_______________________________________________________________________________________________________

CASH AND CASH EQUIVALENTS, END                                      $   342,439   $      737,186
=======================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
AND NON-CASH FINANCING AND INVESTING ACTIVITIES:
     Cash paid for interest                                         $    34,910   $       31,300
     Cash paid for income taxes                                     $         -   $            -
     Capital stock issued in settlement of accounts payable         $         -   $            -
     Capital stock issued in settlement of related party debt       $         -   $            -
     Capital stock issued as compensation                           $     6,150   $        9,200



The accompanying notes are an intergral part of these consolidated financial statements.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

           GOING CONCERN

           The Company's consolidated financial statements are prepared using generally accepted accounting principles ("GAAP") in the United States of America applicable to a going concern, which contemplates the realization of assets and payment of liabilities in the normal course of business. The Company has incurred losses since inception of $5,094,166 and further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

           During 2007 the Company has raised $714,500 from equity funding and $510,000 in related party advances for working capital requirements. The Company plans to raise additional financing as needed in 2007 through equity placements. However, there can be no assurance that capital will continue to be available as necessary to meet the Company's ongoing working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company.

           COMPARATIVE FIGURES

           Certain of the comparative figures have been reclassified to conform to the current year's presentation.

           UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

           The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

           include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2006. included in the Company's Annual Report on Form 10-KSB filed with the
           Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.


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

           c) Use of Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

           from those estimates. Significant areas requiring management's estimates and assumptions are determining the allowance for doubtful accounts, the fair value of transactions involving common stock, and financial instruments and deferred tax balances.

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

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)


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

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

           m) Stock-based Compensation

           On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), "SHARE-BASED PAYMENT", which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton
           ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of the Company's fiscal year 2006.


           n) Earnings (Loss) Per Share

           Basic and diluted earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. The

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

           Company has adopted SFAS No. 128, "EARNINGS PER Share". Common stock equivalents from stock options and warrants were excluded from the calculation of net loss per share for September 30, 2007, and 2006 as their effect is anti-dilutive.

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

           CREDIT RISK. Credit risk is managed by dealing with customers whose credit standing meet internally approved policies, and by ongoing monitoring of credit risk. As at September 30, 2007, the Company had significant concentrations of credit exposure to two customers however management has determined that these customers do not pose a significant credit risk.

           INTEREST RATE RISK. All term debt has fixed interest rates and no significant exposure to interest rate fluctuation risk.

           q) Research and Development

           Development costs of technology to be sold, leased or otherwise marketed are subject to capitalization beginning when technological feasibility has been established and ending when a process or product is available for general release to customers. During the first quarter of 2007 management determined that technological feasibility had been attained once spinable fiber was successfully generated using the Company's Crailar processes. Development costs of $204,113 for the nine months ended September 30, 2007 were attributable to Crailar Fiber Technologies development of its bast fiber technology and have been capitalized. Research and development costs associated with apparel are charged to expenses as incurred.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)


           Crailar deferred development costs will be amortized over their estimated useful life upon commencement of commercial production with Crailar fiber.

           r) Recent Accounting Pronouncements

           In December 2006, the FASB issued FSP EITF 00-19-02, ACCOUNTING FOR REGISTRATION PAYMENT ARRANGEMENTS ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, ACCOUNTING FOR CONTINGENCIES. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has determined the adoption of FSP 00-19-2 will not have a significant impact upon its financial position, results of operations or cash flows.

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

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

           parties is not determinable due to the nature of their repayment terms and conditions.


4.         NOTE PAYABLE

           Celestine Asset Management Loan

           On April 21, 2004, the Company received $400,000 by way of a secured and subordinated loan agreement from Celestine Asset Management ("Celestine"). The original term of the loan was from April 21, 2004, to October 21, 2005, and the interest rate thereunder was 10% per annum, calculated semi-annually, with interest payments due semi-annually.

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

           As of October 22, 2005, Celestine renewed the loan until April 22, 2007, at 12% per annum, calculated semi-annually, with interest payments due semi-annually. The loan was due as follows: (a) $100,000 on July 21, 2006; and (b) $300,000 on April 22, 2007. The security granted under the renewed loan was unchanged. There was no fee paid for arranging the loan renewal. The $100,000 due on July 21, 2006, was paid on November 2, 2006. Included in accounts payable at September 30, 2007 is an accrual for interest of $19,073 in regards to this loan. On April 21, 2007, the Company was granted an extension of 90 days by Celestine with the same terms.

           Rana Corp. Loan

           On July 21, 2007, the Celestine loan was renewed by Rana Corp. until April 22, 2009, at 12% per annum, calculated semi-annually, with interest payments due semi-annually. The loan is due as follows: (a) $100,000 on July 22, 2008; and (b) $200,000 on July 22, 2009. There
           was no fee paid for arranging the loan renewal.

           The security granted is by way of a fixed charge and a security interest in the Company's existing accounts receivable insurance policy through Export Development Canada and St. Paul Guarantee Insurance Company respecting losses sustained by the Company, and a floating charge and a security interest in all assets of the Company, subject and subordinate, to any borrowing by the Company with banks and lending institutions

5.         FACTORING AGREEMENT

           Spectrum Financial Corporation  ("Spectrum")

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)


           On December 18, 2004, the Company entered into an agreement with Spectrum to factor the Company's United States dollar denominated receivables. Spectrum advances funds based on Spectrum approved sales invoices ("non-recourse") and Company approved sales invoices ("recourse") and charges a commission of one and one-quarter percent (1.25%) of all approved invoice amounts. Spectrum advances 70% of the sales invoice when the goods are shipped. The remainder of the invoice less factoring commissions and less any interest owing are paid to the Company upon receipt of funds by Spectrum. In the event of non-receipt by Spectrum, the Company is only responsible for reimbursing Spectrum for recourse invoices. Interest is charged by Spectrum on amounts advanced at the rate of one and one-half percent (1.5%) over the Wall Street Journal designated prime or base rate.

           Minimum factoring commissions payable under this agreement will be $12,000 over each consecutive year, payable at the rate of $1,000 per month.

           The Company has granted a subordinated security interest to Spectrum over all accounts receivable, all bank deposits and any tax refunds subject to the priority claims of the note payable to Rana Corp. (Note 4)

           As at September 30, 2007, the Company is not indebted to Spectrum.

6.         DUE TO RELATED PARTY

           On May 5, 2006, the Company received a short-term working capital loan of $100,000 from a director, which was originally due and payable on September 30, 2006. The interest rate is 12% per annum and the loan is secured by a subordinated charge on the assets of the Company. On October 1, 2006, the director agreed to extend the short-term loan under the same terms and the loan became due on January 15, 2007. The interest accrued under the initial loan was paid on October 25, 2006. The loan was repaid on June 7, 2007 along with interest of $ 8,219.

           On February 19, 2007, the Company signed a secured loan agreement with the same director for financing of future apparel manufacturing. Under the terms of this agreement, the Company can borrow up to $400,000 at an interest rate of 12% with a 1% charge for each draw on the loan. On August 28, 2007, this amount was increased to $550,000. The loan is secured by a subordinated charge on the assets of the Company and will mature on February 28, 2008. On March 21, 2007, the Company made a draw on the loan of $180,000 which remains outstanding as of the date of these statements. An accrual for interest of $16,434 has been included in the statements as at September 30, 2007. During the three month period ended September 30, 2007, the Company borrowed a further $330,000 for a total of $510,000 under the terms of this agreement.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)



7.         PROPERTY AND EQUIPMENT
                                                             Accumulated       Net Book Value           Net Book Value
                                                Cost        Depreciation     September 30, 2007       December 31, 2006
                                          _______________________________________________________________________________

       Property & Equipment                 $     82,419   $        59,659      $     22,760          $        6,690
                                          ===============================================================================


           The aggregate depreciation expense for the nine month period ending September 30, 2007 was $6,864 (2006 - $13,796).


8.         INTANGIBLE ASSETS

                                                                  Net Book Value       Net Book Value
                                               Accumulated        September 30,         December 31,
                             Cost             amortization             2007                 2006
 ___________________________________________________________________________________________________________________

  Trademarks                $ 48,418            $ 8,320                $ 40,009           $ 32,231

  Licence Fee                 23,345              2,125                  21,220             20,766
 ___________________________________________________________________________________________________________________
                            $ 71,763            $10,445                $ 61,318           $ 52,997
 ===================================================================================================================

           The aggregate amortization expense for the nine month period ended September 30, 2007, was $8,151. (2006 - $0). Trademarks acquired in 2006 and 2007 consist of the cost of registration of the tradename CRAILAR in various countries. License fee consists of the Company's initial payment to the National Research Council of Canada under the terms of a technology license agreement (refer to Note 12(b)).

9.         PEMD PAYABLE

           The Company has been advanced funds in the amount of $32,556 (CDN $32,387) from the Canadian Department of Foreign Affairs and International Trade under its Program for Export Market Development ("PEMD") to be used to promote the sales of Canadian goods into foreign markets. The agreement was signed on January 7, 2004, and there is no interest charged on the outstanding amount. The loan is to be paid back each year at 4% of incremental foreign sales over the base year amount by December of the following year. The base year amount was approximately $840,303 (CDN $835,934). There was no amount payable for the year 2006 and nothing is payable for the first six month period ended September 30, 2007. If at the end of year five the loan is not paid back, then the outstanding balance of the loan will be forgiven.

10.        CAPITAL STOCK

           During the period ended September 30, 2007, the Company issued 1,823,665 shares of common stock as follows:

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)


           a) In January 2007, 428,573 units at $0.35 per unit, for proceeds of $150,000. Each unit consists of one common share and one non-transferable common stock purchase warrant exercisable at $0.75 per share, expiring in January, 2009. The estimated fair value of the warrants is $59,285 using the Black Scholes option pricing model using a 2 year term, an expected volatility of 100% and a risk free interest rate of 4.85%.

           b) In May 2007, 750,000 units at $0.40 per unit, for proceeds of $300,000. Each unit consists of one common share and one non-transferable common stock purchase warrant exercisable at $0.70 per share, expiring in May, 2009. The estimated fair value of the warrants is $200,266 using the Black Scholes option pricing model using a 2 year term, an expected volatility of 100% and a risk free interest rate of 4.85%.

           c) In August 2007, 166,667 units at $0.60 per unit, for proceeds of $100,000. Each unit consists of one common share and one non-transferable common stock purchase warrant exercisable at $0.90 per share, expiring in August, 2009. The estimated fair value of the warrants is $69,827 using the Black Scholes option pricing model using a 2 year term, an expected volatility of 100% and a risk free interest rate of 4.64%.

           d) In September 2007, 235,000 units at $0.70 per unit, for proceeds of $164,500. Each unit consists of one common share and one non-transferable common stock purchase warrant exercisable at $1.00 per share, expiring in September, 2009. The estimated fair value of the warrants is $83,411 using the Black Scholes option pricing model using a 2 year term, an expected volatility of 100% and a risk free interest rate of 4.64%.

           e) In May, June and July 2007, 229,164 shares pursuant to the exercise of employee options at $0.20 per share for proceeds of $45,833.

           f) In July 2007, 14,261 shares pursuant to the exercise of employee options at $0.31 per share for proceeds of $4,421.

           During the year ended December 31, 2006, the Company issued 6,938,339 shares of common stock as follows:

           a) In January and July of 2006, 60,000 and 250,000 units, at $0.50 and $0.40 per unit respectively, for total proceeds of $130,000. Each unit consists of one common share and one two year non-transferable common stock purchase warrant exercisable at $1.00 per warrant share. The estimated fair value of the warrants is $40,483 using the Black Scholes option pricing model using a 2 year term, an expected volatility of 100% and a risk free interest rate of 4.35% for the 60,000 January warrants and a risk free interest rate of 5.21% for the remaining 250,000 July warrants.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)


           b) In January 2006, 20,000 shares as stock based compensation for services valued at $9,200 and 8,336 shares pursuant to the exercise of employee options at $0.20 per share for proceeds of $1,667.

           c) Pursuant to a December 2005 agreement, issued 400,000 shares of common stock for proceeds of $100,000.

           d) On August 31, 2006, 5,200,000 units of the Company were issued to re-purchase the 25% minority interest of Crailar Fiber Technologies Inc. (see Note 2(a)). The units consist of one common share and one common stock purchase warrant exercisable at (a) $0.50 per warrant until September 15, 2006; and (b) $1.00 per warrant between September 16, 2006 and March 15, 2007. The estimated fair value of the warrants is $273,946 using the Black Scholes option pricing model using a 2 year term, an expected volatility of 100% and a risk free interest rate of 4.85%. These warrants expired, unexercised.

           e) In November and December, 2006 issued a total of 1,000,003 units at $0.35 per unit, for total proceeds of $350,000. Each unit consists of one common share and one non-transferable common stock purchase warrant exercisable at $0.75 per share, expiring in November and December 2008. The estimated fair value of the warrants is $156,573 using the Black Scholes option pricing model using a 2 year term, an expected volatiilty of 100% and a risk free interest rate of 4.65% for the 285,715 November warrants and a risk free interest rate of 4.63% for the remaining 714,288 December warrants.

           f) The Company paid total commissions of $12,349 and they have been recorded as a cost of capital.


           Share purchase warrants outstanding at September 30, 2007 are:

                                          Weighted
                                          Average
           Range of                       Remaining
           Exercise         Number of     Contractual
           Prices           Shares        Life (yr)
           ___________________________________________

           $0.50 - $0.75     100,000(1)    1.25
           $0.50 - $0.75      2,700,000    0.16
           $0.70 - $1.00      2,345,242    1.37

           $0.75 - $1.00       545,000     1.25
           ___________________________________________
               Total         5,690,242      .78
           ===========================================


             1) On  January 1,  2006,  the  Company  granted  100,000  cash-less warrants at an exercise price of $0.50 per share. The warrants vest at 1/12 per month, beginning January 1, 2006, and expire on January 1, 2009. The fair value of all the warrants granted was determined to be $31,880 using the Black Scholes-Merton ("BSM") option pricing model and assuming an expected life of 3 years, a risk free interest rate of 4.25% and expected volatility of 100%.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)


             Share purchase warrants outstanding are:
            _______________________________________________________________________________
                                                                                 Weighted-
                                                                                 Average
                                                                                 Exercise
                                                             Shares              Price
            _______________________________________________________________________________

             Warrants outstanding at December 31, 2005       3,556,120           $  0.71
             Warrants granted during the year                6,610,003           $  0.96
             Warrants expired during the year                 (579,030)          $  1.96
            _______________________________________________________________________________
             Warrants outstanding at December 31, 2006       9,587,093           $  0.83
             Warrants granted during period                  1,580,239           $  0.78
             Warrants expired during period                 (5,477,090)          $  1.00
            _______________________________________________________________________________
             Warrants outstanding at September 30, 2007      5,690,242           $  0.65
            ===============================================================================


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

           The fair value of options issued during the year ended December 31, 2006, was determined using the BSM option pricing model with the following assumptions:


                                                                   Year ended
                                                               December 31, 2006
                                                               _________________

           Risk-free interest rates                              4.25% to 4.85%
           Volatility factor                                          100%
           Contractual life of options, in years                       3
           Weighted average calculated value of options granted       $0.20


           During the year ended December 31, 2006, the Company granted a total of 1,675,000 three year common stock options to consultants and employees, exercisable at $0.31 per share which were valued at $330,401. These options were granted under the terms of the Company's 2006 Plan.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)


           During the nine month period ended September 30, 2007, the Company granted 2,090,000 three year common stock options to consultants and employees, exercisable at $0.37 (85,000), $0.50 (380,000), $0.80
           (560,000),  $0.75 (1,000,000) and $0.81 (75,000) which were valued at
           $1,086,350. These options were granted under the terms of the Company's 2006 Plan.

           During the nine period ended September 30, 2007, 1,279,345 options vested and accordingly an expense of $297,202 has been recorded with respect to those options. $94,376 was included in Consultants and Contract Labour expense and $202,826 was included in Salaries & Benefits expense.

           A SUMMARY OF THE COMPANY'S STOCK OPTIONS ARE AS FOLLOWS:

           ___________________________________________________________________
                                                                     Weighted-
                                                                     Average
                                                                     Exercise
                                                        Shares       Price
           ___________________________________________________________________
           Options outstanding, December 31, 2005       4,061,000    $   0.67
           Options exercised during the year               (8,336)   $   0.20
           Options expired during the year             (1,679,000)   $   0.67
           Options granted during the year              1,675,000    $   0.33
           Options cancelled during the year             (450,000)   $   0.67
           ___________________________________________________________________
           Options outstanding December 31, 2006        3,598,664    $   0.45
           Options exercised during the period           (243,426)   $   0.21
           Options expired during the period          (1,1292,000)   $   0.90
           Options granted during period                2,100,000    $   0.81
           Options cancelled during period               (280,738)   $   0.31
           Options outstanding, September 30, 2007      3,882,500    $   0.51
           ==================================================================

           _____________________________________________________________________________
                                        September 30, 2007
           _____________________________________________________________________________
                            Options Outstanding                    Options Exercisable
           ____________________________________________________  _______________________

           Range of            Number       Weighted   Weighted       Number   Weighted
           Exercise       Outstanding        Average    Average  Exercisable    Average
             Prices                        Remaining   Exercise                Exercise
                                         Contractual      Price                   Price
                                           Life (yr)
           ____________________________________________________  _______________________
           $0.01- $0.50    2,247,500           1.26       $0.34    1,767,500      $0.31
           $0.51- $1.00    1,635,000           2.89       $0.77       46,795      $0.80
           ____________________________________________________  _______________________
                           3,882,500           1.95       $0.52    1,814,295      $0.32
           ====================================================  =======================

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

           The Company's options have an aggregate intrinsic value of $437,759 of which 1,371,678 have vested with a value of $222,189. The unvested options have an aggregate intrinsic value of $215,570.

12.        COMMITMENTS AND CONTINGENCIES

           a)       ANNUAL LEASES

                    The Company is obligated to current annual lease payments totaling $63,252 for premises under lease. The lease expires in 2009. Approximate minimum lease payments over the remainder of the leases are as follows:



                                                     $

                    2007                           10,709

                    2008                           44,976

                    2009                            7,567
                    _____________________________________
                    Total                          63,252
                    =====================================

                    Refer to Note 19.


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

                    Over the term of the agreement, the Company paid the NRC $283,474 (CDN $282,000) in cash. In addition to cash payments, the Company contributed research and development valued at approximately $556,393 (CDN $553,500). All amounts payable pursuant to the terms of the original agreement have been paid.

                    TECHNOLOGY LICENSE AGREEMENT
                    On November 1, 2006, the Company entered into a technology license agreement with the NRC which provides the Company a

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

                    worldwide license to use and sublicense the NRC technology called CRAILAR. The Company has paid an initial $25,131 (CDN $25,000) fee and will pay an ongoing royalty to the NRC of 3% on sales of products derived from the CRAILAR with a minimum annual payment set at $15,078 (CDN$15,000) per year. The Company has accrued a six month minimum royalty figure of $7,539 ($7,500 CDN) during the period which was paid in July 2007. For the nine month period ended September 30, 2007, no other royalties have been accrued or paid.

           c)       ALBERTA RESEARCH COUNCIL

                    In June 2007, the Company's subsidiary, Crailar, entered into a Master Agreement For Technology Development with the Alberta Research Council (ARC) (the "Technology Agreement") to further develop and commercialize bast fiber technology. The Technology Agreement is intended to act as an umbrella agreement for further bast fiber development planned to be performed by the ARC under different Project Agreements. Under the terms of the Technology Agreement, commencing July 1 2007, the Company will pay $25,131 ($25,000 CDN) per quarter to the ARC and can terminate the agreement with 90 days notice, unless there are Project Agreements in effect, in which case this Technology Agreement shall expire when there are no longer any Project Agreements in effect. The Company paid $10,052 ($10,000CDN) on April 1, 2007 and $25,131 ($25,000 CDN) on July 1, 2007 as per the Technology Agreement. In addition to the above payments, Crailar will be responsible for providing work-in-kind with a value of $25,131 ($25,000 CDN) per calendar quarter commencing with the first Project Agreement. Under the terms of the
                    Technology Agreement the Company will be entitled to an option for an exclusive, worldwide, royalty-bearing license to use any new intellectual property developed pursuant to a Project Agreement. The royalty based on this option will be 3% of gross sales for the first $50,000,000 and 1.5% of gross sales on excess of $50,000,000. The Technology Agreement is in effect as long as there is an active Project Agreement.

           d)       CEO AGREEMENT

                    On August 15, 2006 the Company signed an agreement with its Chief Executive Officer who will receive $12,500 a month for the period of one year and 500,000 options if certain conditions are met. The contract can be cancelled by either party with 30 days notice. As at September 30, 2007, 475,000 of the options had vested with an accompanying charge to Consulting and Contract Labour expense of $94,376.

           e)       CONTINGENCY

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)


                    On May 10, 2006, the Company's prior Chief Operating Officer (the "Plaintiff") initiated legal proceedings against the Company by filing a Writ of Summons and Statement of Claim in the Superior Court of British Columbia, civil action no. S-063043. The claim is for wrongful dismissal and the Plaintiff has claimed the following:

                    i. an Order that the Company pay the Plaintiff $183,945 (CDN $182,988)
                    ii. damages in an unspecified amount for wrongful dismissal, and
                    iii. an  Order  that  the  Company  provide  options  to the
                         Plaintiff in the following amounts and at the following prices: 100,000 shares at market price, 100,000 shares at $0.75 US per share, 120,000 shares at $0.20 US per share, and 250,000 shares at a price equal to that offered to other directors of the Company under the Company's Stock Option Plan,
                    iv.  plus costs and interest.

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

14.        RELATED PARTY TRANSACTIONS

           During the nine month period ended September 30, 2007, $339,566 (2006
           - $248,932) was incurred as remuneration to officers and directors of the Company. Of this amount, $115,980 (2006 - $80,213) is recorded as salaries and employee benefits expense and $223,586 (2006 - $168,718) is recorded as contract labor expense.

           On August 23, 2006, the Company granted 725,000 three year stock options at an exercise price of $0.31 per share, under the Company's 2006 Stock Option Plan to employees and directors. These options were valued at $144,047 and are being expensed over their one year vesting period commencing September 23, 2006. Accordingly an expense of $93,960 has been recognized in the nine month period ended September 30, 2007.

           During April and May, 2007, the Company granted 465,000 three year stock options at an exercise price of $0.37 and $0.50 per share, under the Company's 2006 Stock Option Plan to employees and directors. These options were valued at $141,669 and are being expensed as certain conditions are met with approval of the board of directors, accordingly, an expense of $84,916 has been recognized in the nine month period ended September 30, 2007.

           During August and September, 2007, the Company granted 1,635,000 three year stock options at an exercise price of $0.80, $0.75 and $0.81 per share, under the Company's 2006 Stock Option Plan to employees and directors. These options were valued at $805,130 and are being expensed as certain conditions are met with approval of the board of directors, accordingly, an expense of $23,950 has been recognized in the nine month period ended September 30, 2007.

           All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. (See also Notes 6 and 12(d).)

15.        CONCENTRATION RISK

           For the nine month period ended September 30, 2007, four suppliers accounted for 100% of the Company's purchases of inventory. One supplier is located in China and supplied 83% of the Company's purchase orders, the other three suppliers are located in North America and supplied approximately 17%.

           For the nine month period ended September 30, 2006, one supplier located in China accounted for 77% of the Company's purchases of inventory and another supplier in the U.S.A. accounted for 23% of the Company's purchases of inventory.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)



16.        PROPERTY TRANSFER

           On July 3, 2004, the Company received 80 acres of industrial property in Craik, Saskatchewan for development as a hemp fibre mill. The Company, through its subsidiary 068782 B.C. Ltd., was granted title to the land from the Town of Craik and the Rural Municipality of Craik No. 222 in exchange for $1. Provided the Company is successful in the development of a mill, by July 1, 2007, there will be no further obligations to the Town of Craik. In June, 2007, the Company received a 1 year extension to develop a mill on the property until July 1, 2008. After that time, if unable to build a mill, the Company will either purchase the land for $35,000 or surrender the land back to Craik. The transfer of the registration of title was completed on February 8, 2005.

17.        GOVERNMENT GRANT

           The Company is eligible for certain non-refundable grants from Government of Canada under its Scientific Research and Development tax credit program ("SRED Program").

           As of September 30, 2007 the Company has recorded and received a grant of $46,663. A grant receivable of $37,952 was recorded in the second quarter of 2006.

           The above government grants have been recorded as a recovery of expenses.


18.        SEGMENTED INFORMATION

           The Company's consolidated operations are conducted in two business segments, Naturally Advanced Technologies Inc. and Crailar Fiber Technologies Inc.

NATURALLY ADVANCED TECHNOLOGIES INC.
(FORMERLY HEMPTOWN CLOTHING INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)



FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,
2007
_______________________________________________
                                                      Naturally Advanced       Crailar Fiber              Total
                                                       Technologies Inc       Technologies Inc
                                                               $                     $                      $
Revenue from continuing operations                         1,810,669                 -                  1,810,669
Operating profit (loss)                                     (743,043)             (201,193)              (944,236)


AS AT SEPTEMBER 30, 2007
Total assets                                               1,478,556               408,440              1,886,996
Intangible Assets                                                                   61,318                 61,318
Deferred development costs                                     -                   204,113                204,113

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER
30, 2006
_______________________________________________
                                                      Naturally Advanced       Crailar Fiber              Total
                                                       Technologies Inc       Technologies Inc
                                                               $                     $                      $
Revenue from continuing operations                           790,300                  -                   790,300
Operating profit (loss)                                     (737,573)             (199,382)              (936,955)


The reconciliation of the segment profit to net income as reported in the financial statements is as follows:

For the Nine Month Period  Ended                             2007                   2006
September 30
                                                               $                     $
Segment (Loss)                                              (944,236)             (936,955)
Minority Interest                                               -                   40,722
Net Income                                                  (944,236)             (896,233)




19. Subsequent Events

The Company signed a four year lease for additional office space subsequent to the date of the financial statements and expects to pay $277,443 over the term of the lease. The annual obligations under the lease which expires November 30, 2011, are as follows: 2007- $5,529; 2008- $66,513; 2009- $68,523; 2010- $70,533;
and 2011- $66,345.

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

OVERVIEW

Naturally Advanced Technologies Inc. ("NAT" or the "Company") is committed to unlocking the potential of renewable and environmentally sustainable biomass resources from hemp and other bast fibers. NAT, through its wholly owned subsidiary CRAILAR(R) Fiber Technologies Inc. ("CFT"), is developing proprietary technology for production of bast fibers, cellulose pulp, and their resulting byproducts, in collaboration with Canada's National Research Council and the Alberta Research Council. CRAILAR(R) technology offers cost-effective and environmentally sustainable processing and production of bast fibers such as hemp and flax, resulting in advanced performance characteristics for use in textile, industrial, energy, medical and composite material applications. The Company is also a provider of sustainable, environmentally friendly fibers and fabrics through its apparel division HTnaturals.

CRAILAR(R) FIBER TECHNOLOGIES

The Company's wholly owned subsidiary, CFT is developing proprietary technology for the engineering, processing and production of bast fibers, cellulose pulp, and their resulting byproducts, in collaboration with Canada's National Research Council (the "NRC") and the Alberta Research Council (the "ARC"). The CRAILAR(R) technology platform offers cost-effective and environmentally sustainable processing and production of bast fibers such as hemp and flax, resulting in increased performance characteristics for use in textiles and composite materials.

Exclusive  international  licensing  rights  allow the  Company to  protect  its
investment  to  date  and  confidently  move  forward  in  seeking   appropriate
development and commercialization partners.

National Research Council - In May 2004, the Company entered into a three year Joint Collaboration Agreement ("JCA") with the NRC Institute for Biological Sciences to develop CRAILAR(R), a patentable enzyme technology for the processing of hemp fibers. Under the terms of the JCA, all intellectual property developed under the agreement is available to the Company under license from the NRC. In May 2007, the NRC filed a patent application for intellectual property related to the extraction of hemp fibers, under the Patent Cooperation Treaty simultaneously seeking protection in up to 117 countries worldwide.

In October 2006, the Company through its wholly owned subsidiary CFT, entered into a Technology License Agreement ("TLA") with the NRC Institute for Biological Sciences, providing the Company an exclusive worldwide license to use and sublicense the technology developed under the JCA. In May 2007, CRAILAR(R) Fiber Technology Inc. secured the exclusive worldwide licensing rights from the NRC to the technology covered under the first patent application. All rights granted under the TLA are exclusive to the Company with respect to patents until expiry of the last patent claim, on a country-by-country basis, and non-exclusive thereafter.

The Company is currently finalizing terms of a Phase II Joint Collaboration Agreement ("Phase II JCA") with the NRC, to extend the agreement for an additional 3 years to assist the Company in further development and commercialization of CRAILAR(R), and ensure continuity of the original research team to facilitate ongoing collaboration with the Company. The Company believes that further research and development of the CRAILAR(R) technology is consistent with the NRC's mandate to contribute to the global competitiveness of Canadian industry and the NRC National Program in Bioproducts announced in March 2007.

Alberta Research Council - In January 2007, the Company through its wholly owned subsidiary CFT entered into a Master Agreement for Technology Development ("MATD") with the Alberta Research Council ("ARC") to further develop the CRAILAR(R) technology for use in textiles and composite applications, hereafter referred to as the CRAILAR(R) Series Fiber Products. The MATD is an umbrella agreement for development of the CRAILAR(R) Series Fiber Products by the ARC under separate Project Agreements. Under the terms of the MATD, the Company is entitled to an option to an exclusive, worldwide, royalty bearing license to use any new intellectual property developed pursuant to a Project Agreement. On May 23, 2007, the ARC filed two provisional patent applications for which the Company has secured exclusive worldwide licensing rights from the ARC, to the technology covered under the two applications.

CRAILAR(R) X-Series Fiber - In April 2007, the Company entered into the first Project Agreement under the MATD for the development of processes for producing CRAILAR(R) X-Series Fiber, which are extrude fibers broken down to create a liquid product which can be extruded to create a high performance fabric. Actual work began in January 2007, with work plan and deliverables including commercial scale-up and evaluation of intellectual property to conclude September 2008. It is expected that additional Project Agreements will run concurrently over the term of the MATD.

HTNATURALS

The Company is also a leading provider of environmentally sustainable hemp, bamboo, organic cotton and soy blended apparel, through its wholly owned apparel division HTnaturals. Founded in 1998 in response to the growing demand for environmentally friendly, socially responsible clothing, NAT adheres to a "triple bottom line" philosophy, respecting the human rights of employees, the environmental impact of the Company's operations and fiscal responsibility to its shareholders. During the quarter, HTnaturals continued to gain market acceptance with a successful retail program now in its third season; expanded COSTCO Canada distribution program with additional stores through to the end of the first quarter of 2008; and increased sales and distribution with the appointment of a professional sales group with representatives throughout the U.S.


RESULTS OF OPERATIONS



                       Three months ended September 30               Nine months ended September 30
                   ________________________________________    ____________________________________________
                        2007           2006        % Change          2007             2006         % Change
                   ________________________________________    ____________________________________________

Sales              $ 721,934       $  405,223         78%      $ 1,810,669       $  790,300          129%
Gross Profit       $ 273,065       $  168,448         62%      $   629,699       $  254,718          147%
Net Income         $(363,294)      $ (223,991)       (62%)     $  (944,236)      $ (896,233)         (5%)
Loss Per share        $(0.01)          $(0.01)                 $     (0.04)      $    (0.05)



NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007 COMPARED WITH NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006

REVENUE AND GROSS MARGINS

Our net operational losses during the nine-month period ended September 30, 2007, were ($944,236) compared to ($936,955) during the nine-month period ended September 30, 2006 (an increase of $7,281). During the nine-month period ended September 30, 2007, we generated $1,810,669 in gross revenues compared to $790,300 in gross revenues for the nine-month period ended September 30, 2006 (an increase of $1,020,369). The rise in sales during the three-month period ended September 30, 2007, is attributed to our sustainable apparel division, HTnaturals' continued gains in market acceptance with a successful retail program now in its third season; expanded COSTCO Canada distribution program with additional stores through to the end of the first quarter of 2008; and increased sales and distribution with the appointment of a professional sales group with representatives throughout the U.S. Cost of goods sold increased during the nine-month period ended September 30, 2007 to $1,180,970 from $535,582 for the same period in 2006 resulting in net sales or a gross margin of $629,699 compared to $254,718 for the same period in 2006. Gross profit as a percentage increased to 35% of sales from 32% of sales due to the better margin of the "Elements" line.

OPERATING EXPENSES

During the nine-month period ended September 30, 2007, we recorded operating expenses of $1,573,935 compared to operating expenses of $1,191,673 during the nine-month period ended September 30, 2006 (an increase of $382,262).

Operating expenses consisted of: (i) $220,374 (2006: $174,903) in advertising and promotion ; (ii) $15,015 (2006: $13,796) in amortization and depreciation;
(iii) $407,150  (2006:  $282,622) in consulting and contract labor (iv) $224,266
(2006:  $180,728) in general &  administrative;  (v) $62,123 (2006:  $54,663) in interest; (vi) $75,092 (2006: $119,770) in legal and accounting; (vii) $30,098(2006: $153,172) in research & development; and (viii) $586,480 (2006:
$298,132) in salaries & benefits. Our net loss from operations during the nine-month period ended September 30, 2007 was ($944,236) or ($0.04) per share compared to a net loss of ($936,955) or ($0.05) per share for the nine-month period ended September 30, 2006. For the nine-month period ended September 30, 2007, the weighted average number of shares outstanding was 24,726,397 compared to 17,895,425 at September 30, 2006.

Advertising and promotion expenses increased to $220,374 for the nine-month period ended September 30, 2007, from $174,903 compared to the same period in 2006 due to the addition of a public relations firm and the attendance of trade shows by our sales team.

Consulting and contract labor expenses increased to $407,150 for the nine-month period ended September 30, 2007, from $282,622 compared to the same period in 2006 due to the addition of our new Chief Executive Officer as well as an increase in stock based compensation.

Interest costs for the nine-month period ended September 30, 2007, were $62,123 compared with $54,663 for the same period in 2006. The increase in interest costs relates to the loan from a director, which has been used to fund apparel manufacturing.

Salaries and benefits expense increased to $586,480 for the nine-month period ended September 30, 2007, compared with $298,132 for the same period in 2006. The increase is as a result of the addition of new sales personnel, increases in stock based compensation, and increased management costs.

Research and development costs were reduced to $30,098 from $153,172 for the same nine-month period in 2006 because we have capitalized research and development costs associated with the CRAILAR(R) process.

NET INCOME

The net loss for the nine-month period ending September 30, 2007, was ($944,236) compared to a loss of ($896,233) for the same period in 2006, which is an increase in net loss of ($48,003). The increase in loss was primarily because of the increase in operating expenses. The basic loss per share was $0.04 for the nine-month period ended September 30, 2007, compared to a basic loss of $0.05 per share for the same period in 2006. For the nine-month period ended September

30, 2007, the weighted average number of shares outstanding was 24,726,397 compared to 17,895,425 at September 30, 2006.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2007 COMPARED WITH THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2006.

REVENUE AND GROSS MARGINS

Our net operational losses during the three-month period ended September 30, 2007 were ($363,294) compared to ($233,991) during the three-month period ended September 30, 2006 (an increase of $129,303). During the three-month period ended September 30, 2007, we generated $721,934 in gross revenues compared to $405,223 in gross revenues for the three-month period ended September 30, 2006 (an increase of $316,711). The rise in sales during the three-month period ended September 30, 2007, is attributed to our sustainable apparel division, HTnaturals' continued gains in market acceptance with a successful retail program now in its third season; expanded COSTCO Canada distribution program with additional stores through to the end of the first quarter of 2008; and increased sales and distribution with the appointment of a professional sales group with representatives throughout the U.S. Cost of goods sold increased during the three-month period ended September 30, 2007 to $448,869 from $236,775 for the same period in 2006 resulting in net sales or a gross margin of $273,065 compared to $168,448 for the same period in 2006.

OPERATING EXPENSES

During the three-month period ended September 30, 2007, we recorded operating expenses of $636,359 compared to operating expenses of $404,299 during the three-month period ended September 30, 2006 (an increase of $232,060).

Operating expenses consisted of: (i) $77,004 (2006: $52,436) in advertising and promotion; (ii) $5,342 (2006: $5,478) in amortization and depreciation; (iii) $145,600 (2006: $117,035) in consulting and contract labor; (iv) $76,986 (2006:
$56,286) in general & administrative;  (v) $13,821 (2006:  $23,005) in interest;
(vi)  $21,592  (2006:  $38,582) in legal and  accounting;  (vii)  $9,541  (2006:
$52,779) in  research &  development;  and (viii)  $286,473  (2006:  $94,744) in salaries & benefits. Our net loss from operations during the three-month period ended September 30, 2007 was ($363,294) or ($0.01) per share compared to a net loss of ($235,851) or (0.01) per share for the three-month period ended September 30, 2006. For the three-month period ended September 30, 2007, the weighted average number of shares outstanding was 25,262,824 compared to 19,180,572 at September 30, 2006.

Advertising and promotion expenses increased to $77,004 for the three month period ended September 30, 2007, from $52,436 compared to the same period in 2006 due to the addition of a public relations firm, and the attendance of trade shows by our sales team.

Consulting and contract labor expenses increased to $145,600 for the three month period ended September 30, 2007, from $117,035 compared to the same period in 2006 due to the an increase in stock based compensation.

Salaries and benefits expense increased to $286,473 for the three month period ended September 30, 2007, compared with $94,744 for the same period in 2006. The increase is as a result of the addition of new sales personnel, increases in stock based compensation, and increased management costs.

Research and development costs were reduced to $9,541 from $52,799 for the same three month period in 2006 because we have capitalized research and development costs associated with the CRAILAR(R) process.

NET INCOME

The net loss for the three-month period ending September 30, 2007, was ($363,294) compared to a loss of ($223,991) for the same period in 2006, which is an increase in net loss of ($139,303). The increase in loss was primarily due to the increase in operating expenses for the quarter. The basic loss per share was $0.01 for the three-month period ended September 30, 2007, compared to a basic loss of $0.01 per share for the same period in 2006. For the three-month period ended September 30, 2007, the weighted average number of shares outstanding was 25,262,824 compared to 19,180,572 at September 30, 2006.


LIQUIDITY AND CAPITAL RESOURCES

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2007

As at September 30, 2007, our current assets were $1,598,805 and our current liabilities were $1,147,068 which resulted in working capital of $451,737. As at September 30, 2007, total assets were $1,886,996 consisting of: (i) $342,439 in cash; (ii) $561,938 in trade accounts receivable; (iii) $594,283 in inventory;
(iv) $100,145 in prepaid expenses and other; (v) $22,760 in fixed assets, (vi) $61,318 in intangible assets and (vii) $204,113 in deferred development costs.

As at September 30, 2007, liabilities were comprised of (i) $518,276 in accounts payable and accrued liabilities; (ii) $526,434 in amounts due related parties;
iii) $2,358 capital lease obligation; (iv) $300,000 in notes payable; and (v) $32,556 in long term debt.

Stockholders' Equity (Deficit) increased from $278,484 at December 31, 2006, to $507,372 at the nine-month period ended September 30, 2007.

As of September 30, 2007, we had cash of $342,439 compared with $414,233 at December 31, 2006.

The cash flows used in operations for the nine-month period ended September 30, 2007, were $1,108,809 compared with $711,583 for the same period in 2006. Cash flows used in operations for the nine-month period ended September 30, 2007, consisted primarily of a net loss of ($944,236), with changes in working capital assets and liabilities consisting of an increase in accounts receivable of ($181,995), an increase in inventory of ($334,108), an increase in prepaid expenses of ($10,106), a decrease in accounts payable and accrued liabilities of $48,465 and a decrease in amounts due to related parties of ($5,196).

The cash flows used in investing activities for the nine-month period ended September 30, 2007, were ($243,519) compared to ($22,603) for the same period in 2006. Cash flows used in investing activities consisted of a purchase of property & equipment totalling ($31,085), the acquisition of trademarks & licenses for ($8,321), and the investment in deferred CRAILAR(R) development costs in the amount of ($204,113).

Cash flows provided by financing activities were $1,175,518 versus $211,513 during the same period in 2006 as the Company issued $764,754 of capital stock for cash (2006 - $231,667) and received a $410,000 manufacturing loan from a director.

The effect of exchange rates on cash resulted in an unrealized gain of $105,016 for the nine-months ending September 30, 2007 compared with a ($1,080) unrealized loss in the same period of 2006. These gains and losses are the result of fluctuations in the Canadian dollar versus the US dollar.

PLAN OF OPERATION


We  will  continue  to  expand  our  business  platform  on two  fronts:  1) the commercialization of the CRAILAR(R) technology platform for bast fibre processing and production, with resulting textile, fibre and composite products expected to address inherent environmental problems currently plaguing these industries; and 2) the expansion of our HTnaturals apparel business to meet the growing demand for environmentally sustainable apparel.

During the third quarter 2007, CFT completed proof of concept on three separate bast fiber processing techniques with the NRC in Ottawa and the ARC in Edmonton. Proof of concept at the NRC included the completion of the first CRAILAR(R) F-Series processing equipment which was constructed in Montreal and installed at the NRC facility in Ottawa. Ongoing tests with this equipment continue to establish the efficacy of CRAILAR(R) enzymatic processes, with early test fibres meeting requirements of the textile producing industry. Upon successful completion, the collaboration agreement with the NRC expired on May 9, 2007, and the Company has received written confirmation from the NRC of their intent to enter into a new collaboration agreement for ongoing research and development of the CRAILAR(R) technology platform. During the fourth quarter of 2007, the Company is expected to begin scaling CRAILAR(R) processing equipment at a pilot plant facility in Montreal. This facility is expected to be operational by the second quarter of 2008, with initial processing capacity of approximately 1,000 pounds of fibre per batch.

On May 23, 2007, the ARC filed two provisional patent applications for which the Company has secured exclusive worldwide licensing rights from the ARC, to the decortication and degumming technologies covered under the applications. CFT completed the installation of proprietary decortication equipment at the ARC which is currently processing 60 kilograms of CRAILAR(R) Series X-fibre per hour. CFT completed proof of concept testing at the NRC's Industrial Materials Institute in Montreal. Test results are in line with expectations and suitable for industrial use. CRAILAR(R) Series X-fibre produced with this degumming technology are expected to be used in performance moisture management apparel applications along with high-tech composites. Development of the CRAILAR(R) technology platform for bast fiber processing has progressed to the stage that the Company has produced fiber and expects to spin fiber into yarn in the fourth quarter of 2007.

HTnaturals continued to see strong growth in the apparel business in both the seasonal retail line and the higher volume corporate wear line. Consumer acceptance of the Spring 2007 line helped increase repeat sales during the third quarter of 2007 to retailers replenishing stock. The global climate of eco-responsibility helped increase demand for the HTnaturals basic T-shirt line which is sold directly to screen printers and corporate clients. HTnaturals apparel line was successfully introduced into Costco Canada's British Columbia stores as part of an ongoing `road show' event. Costco's members' response to the HTnaturals apparel resulted in additional road show dates to be scheduled throughout the end of the first quarter of 2008. HTnaturals increased distribution through the engagement of a professional sales group with representation across the USA. HTnaturals apparel is made from eco fabrics crafted from a proprietary combination of fibers including hemp, organic cotton, bamboo, soy, recycled polyester, and other organic textiles.

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


MATERIAL COMMITMENTS

A significant commitment for us during fiscal year 2007 is the principal amount of $300,000 due and owing pursuant to a secured and subordinated loan agreement with Celestine Asset Management ("CAM"). The term of the renewed loan is from October 22, 2005, to April 22, 2007, and the interest rate is 12% per annum, calculated semi-annually, with payments due semi-annually. The principal amount of the loan is due as follows: (i) $100,000 on July 21, 2006 (which was paid on November 2, 2006); and (ii) $300,000 on April 22, 2007. On April 21, 2007, we
were granted an extension of ninety days by CAM on the same terms. The security granted to CAM is pursuant to: (i) a fixed charge and a security interest in our existing accounts receivable insurance policy obtained through Export Development Canada and St. Paul Guarantee Insurance Company respecting losses sustained us; and (ii) a floating charge and a security interest in all of our assets, subject and subordinate to any borrowing by us with banks and lending institutions. The loan became due on July 22, 2007. On July 21, 2007, the loan was renewed until April 22, 2009, at 12% per annum, calculated semi-annually, with interest payments due semi-annually. The loan is now due as follows: (i) $100,000 on July 22, 2008; and (ii) $200,000 on July 22, 2009. There was no fee
paid for  arranging  the  renewal of the loan.  The new loan is in favor of Rana
Corp.

A significant commitment for us for fiscal 2007 is the amount of $510,000 advanced by a director to facilitate the production of the new apparel designs. The loan has an interest rate of 12% with a 1% charge for each advance. The loan matures on February 28, 2008.

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

AUDIT COMMITTEE REPORT

The Board of Directors has established an Audit Committee. The members of the Audit Committee are Ms. Larisa Harrison, Mr. Robert Edmunds and Mr. Miljenko Horvat. Two of the three members of the audit committee are "independent" within the meaning of Rule 10A-3 under the Exchange Act. The Audit Committee was organized in November 20, 2004, and operates under a written charter adopted by our Board of Directors. See "Part II. Item 5. Other Information". The Audit Committee has reviewed and discussed with management our financial statements as of and for the nine-month period ended September 30, 2007. The Audit Committee has also discussed with Dale Matheson Carr-Hilton LaBonte the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The Audit Committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte their independence. Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the financial statements referred to above be included in our Quarterly Report on Form 10-QSB for the nine-month period ended September 30, 2007, filed with the Securities and Exchange Commission.


ITEM 3. INTERNAL CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Jason Finnis, our Chief Operating Officer, and Guy Prevost, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, Messrs. Finnis and Prevost concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the nine-month period ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine-month period ended September 30, 2007, we issued 1,823,665 shares of our common stock pursuant to contractual debts or financings as follows.

     o During the nine-month period ended September 30, 2007, we issued an aggregate of 428,573 shares of restricted common stock through a private placement of Units, at $0.35 per Unit, for total proceeds of $150,000. Each unit consists of one common share in our capital stock and one non-transferable common stock purchase warrant at an exercise price of $0.75 per Warrant Share. The expiration date for the warrants is January 2009. The investors executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the Securities Act of 1933, as amended, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commission was paid.

     o During the nine-month period ended September 30, 2007, we issued an aggregate of 750,000 shares of restricted common stock through a private placement of Units at $0.40 per share for total proceeds of $300,000. Each unit consists of one common share in our capital stock and one non-transferable common stock purchase warrant at an exercise price of $0.70 per warrant share. The expiration date for the warrants is May 2009. The investors executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the Securities Act of 1933, as amended, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commission was paid.

     o During the nine-month period ended September 30, 2007, we issued an aggregate of 166,667 shares of restricted common stock through a private placement of Units at $0.60 per share for total proceeds of $100,000. Each unit consists of one common share in our capital stock and one non-transferable common stock purchase warrant at an exercise price of $0.90 per warrant share. The expiration date for the warrants is August 2009. The investors executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the Securities Act of 1933, as amended, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commission was paid.

     o During the nine-month period ended September 30, 2007, we issued an aggregate of 235,000 shares of restricted common stock through a private placement of Units at $0.70 per share for total proceeds of $164,500. Each unit consists of one common share in our capital stock and one non-transferable common stock purchase warrant at an exercise price of $1.00 per warrant share. The expiration date for the warrants is September 2009. The investors executed a subscription agreement and acknowledged that the securities to be issued have not been registered under the Securities Act of 1933, as amended, that the investor understood the economic risk of an investment in the securities, and that the investor had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction and no commission was paid.

     o During the nine-month period ended September 30, 2007, we issued an aggregate of 229,164 shares of our common stock pursuant to the exercise of stock options by our employees at $0.20 per share for total proceeds of $45,833.

     o During the nine-month period ended September 30, 2007, we issued an aggregate of 14,261 shares of our common stock pursuant to the exercise of stock options by our employees at $0.31 per share for total proceeds of $4,421.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 24, 2007, an annual meeting of our shareholders (the "Meeting") was held for the following purposes: (i) to ratify and approve the prior actions, deeds and conduct of our Board of Directors; (ii) to approve and ratify the appointment of Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, as our independent public accountant and auditor, and authorize the Board of Directors to fix the auditors' remuneration; (iii) to elect the following nominees to the Board of Directors: Kenneth C. Barker, Jerry Kroll, Jason Finnis, Larisa Harrison, Robert Edmunds, Guy Prevost, Peter Moore and Miljenko Horvat. We distributed an Information Circular dated June 1, 2007, and supporting documentation, including a proxy, to our shareholders.

Only shareholders of record at the close of business on June 1, 2007 (the "Record Date") were entitled to notice and to vote the shares of common stock held by them on such date at the Meeting or any and all adjournments thereof. As of the Record Date, an aggregate 25,082,890 shares of common stock were outstanding. There was no other class of voting securities outstanding at that date. Each share of common stock held by a shareholder entitled such shareholder to one vote on each matter that was voted at the Meeting. The presence, in person or by proxy, of the holders of a majority of the outstanding share of common stock was necessary to constitute a quorum at the Meeting. Assuming that a quorum was present, the affirmative vote of the holders of a majority of the shares of common stock outstanding was required to approve the matters presented for approval at the Meeting.

On July 24, 2007, the Meeting of shareholders was held with the resulting votes cast either in person or proxy as below:

     1.  Approval and ratification of the acts of our Board of Directors.


         For                                                       13,147,546
         Against                                                            0
         Abstain                                                            0
         Broker non-vote                                                    0

     2.  Approval  and   ratification   of  the  appointment  of  Dale  Matheson
         Carr-Hilton LaBonte, Chartered Accountants, as our independent public accountants.


         For                                                       12,625,755
         Against                                                            0
         Abstain                                                            0
         Broker non-vote                                                    0

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




                                                    NUMBER OF SHARES
                                              ______________________________
                                                 FOR             WITHHELD
                                              __________         ___________

         Kenneth Barker                       13,147,046             0
         Jerry Kroll                          13,147,046             0
         Jason Finnis                         13,147,046             0
         Larisa Harrison                      13,147,046             0
         Robert Edmunds
                                              13,147,046             0
         Guy Prevost                          13,147,046             0
         Peter Moore                          13,147,046             0
         Miljenko Horvat                      13,147,046             0

     4.  Approval and ratification of the Stock Option Plan.


         For                                                       11,338,777
         Against                                                            0
         Abstain                                                            0
         Broker non-vote                                                    0


ITEM 5. OTHER INFORMATION.

ANNUAL MEETING OF BOARD OF DIRECTORS

On July 24, 2007, an annual meeting of our board of directors (the "Board of Directors' Meeting") was held for the following purposes: (i) to ratify the appointment of directors of the Board of Directors; (ii) to ratify the appointment of officers; (iii) to ratify the appointment of auditors; (iv) to ratify the appointment of members to the Audit Committee; (v) to ratify the appointment of members to the Compensation Committee; and (vi) to approve further negotiations by Kenneth Barker with Invista.

Pursuant to unanimous consent, the following individuals were appointed as officers of the Company to serve until their respective successor has been duly qualified and appointed:

         OFFICER                     POSITION

         Ken Barker                  Chief Executive Officer
         Jason Finnis                President and Chief Operating Officer
         Larisa Harrison             Chief Administration Officer, Secretary and
                                     Treasurer
         Guy Prevost                 Chief Financial Officer

Pursuant to unanimous consent, the following individuals were appointed as members of the Audit Committee and as members of the Compensation Committee: (i) Larisa Harrison, Robert Edmunds, and Miljenko Horvat.

APPOINTMENT OF CHAIRMAN OF THE BOARD OF DIRECTORS

On approximately October 22, 2007, our Board of Directors, pursuant to written unanimous consent, accepted the resignation of Jerry Kroll as a non-executive Chairman of our Board of Directors and appointed Miljenko Horvat as a non-executive Chairman of our Board of Directors effective October 22, 2007. Mr. Horvat has been a member of our Board of Directors since July 11, 2006, and Mr. Kroll will remain as a member on our Board of Directors.

ADOPTION OF AMENDED INSIDER TRADING POLICY AND CODE OF ETHICS

On April 12, 2007, our Board of Directors, pursuant to written consent resolutions unanimously approved and adopted the amended insider trading policy (the "Insider Trading Policy"), and ratified the adoption of the code of ethics as prepared effective August 18, 2004 (the "Code of Ethics"). The Amended Insider Trading Policy and the Code of Ethics can be located on our website at WWW.NATURALLYADVANCED.COM. We will also provide, without charge and upon request, a copy of the Code of Ethics and/or Amended Insider Trading Policy. Request for a copy of the Code of Ethics or Amended Insider Trading Policy should be mailed to Naturally Advanced Technologies, Inc., 1307 Venables Street, Vancouver, British Columbia, Canada V5L 2G1, Attn: Ms. Larisa Harrison, Chief Administration Officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The following exhibits are included in this report: See "Exhibit Index" immediately following the signature page of this Form 10-QSB.

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NATURALLY ADVANCED TECHNOLOGIES INC.



Date: November 14, 2007                   By: /s/ JASON FINNIS
                                          ______________________________________
                                          Jason Finnis, President and Chief
                                          Operating Officer


Date: November 14, 2007                   By: /s/ GUY PREVOST
                                          ______________________________________
                                          Guy Prevost
                                          Chief Financial Officer