Form 10KSB
period 2007-12-31
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2008-04-11
CIK 1210294

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

Mark One

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                         COMMISSION FILE NUMBER: 0-50367

                      NATURALLY ADVANCED TECHNOLOGIES, INC.
                 ______________________________________________
                 (Name of small business issuer in its charter)

    BRITISH COLUMBIA, CANADA                                     98-0359306
_________________________________                            ___________________
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                1008 HOMER STREET, SUITE 402, VANCOUVER, BRITISH
                            COLUMBIA, CANADA, V6B 2X1
                ________________________________________________
                    (Address of principal executive offices)

                                 (604) 683-8582
                           ___________________________
                           (Issuer's telephone number)

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year (ending December 31, 2007): US $2,485,608.

State the aggregate market value of the voting and non-voting common equity held by non-affiliate computes by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: March 28, 2008: $39,670,330.70.

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

                                       N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class                                            Outstanding as of April 8, 2008

Common Stock, no par value                       28,496,804

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

None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                      NATURALLY ADVANCED TECHOLOGIES, INC.

                                   FORM 10-KSB

Item 1.   DESCRIPTION OF BUSINESS.                                            4

Item 2.   DESCRIPTION OF PROPERTY.                                           28

Item 3.   LEGAL PROCEEDINGS.                                                 29

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.               29

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.          31

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.         38

Item 7.   FINANCIAL STATEMENTS.                                              46

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE.                                              78

Item 8A.  CONTROLS AND PROCEDURES.                                           78

Item 8B   OTHER INFORMATION                                                  78

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
          ACT.                                                               78

Item 10.  EXECUTIVE COMPENSATION.                                            83

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
          RELATED STOCKHOLDER MATTERS.                                       88

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
          COMPENSATION.                                                      91

Item 13.  EXHIBITS.                                                          93

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                             94

NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report includes or is based upon estimates, projections or other "forward looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. Such forward-looking statements are based on the beliefs of Naturally Advanced Technologies, Inc. When used in this Annual Report, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to us, are intended to identify forward-looking statements, which include statements relating to, among other things, our ability to continue to successfully compete in the apparel and fiber markets. While these forward looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current information and judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".

AVAILABLE INFORMATION

Naturally Advanced Technologies, Inc. files annual, quarterly and current reports and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov. A direct link to our filings kept at the Commission's web site can be found on our web site at www.naturallyadvanced.com.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS HISTORY AND DEVELOPMENT

CORPORATE STRUCTURE AND SUBSIDIARIES

Naturally Advanced Technologies, Inc. was incorporated under the laws of British Columbia, Canada, on October 6, 1998, under the name "Hemptown Clothing Inc." The current corporate structure is a single public company, incorporated under the BUSINESS CORPORATIONS ACT (British Columbia). On February 22, 2006, our Board of Directors authorized and approved the change in our corporate name to "Naturally Advanced Technologies, Inc." and the subsequent filing of the Amendment with the Registrar of Companies for the Province of British Columbia. This name change to Naturally Advanced Technologies, Inc. became effected March 23, 2006, and our trading symbol for our shares of common stock trading on the Over-the-Counter Bulletin Board has been changed to "NADVF:BB".

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

HEMPTOWN USA, INC.

Our wholly-owned subsidiary, Hemptown USA, Inc., was incorporated under the laws of the State of Nevada on November 22, 2004, for factoring purposes so that business dealings can be accomplished daily without currency valuations and fluctuations.

CRAILAR FIBER TECHNOLOGIES, INC.

Crailer Fiber Technologies Inc. ("CRAILAR(R)") was incorporated on April 5, 2005. It was incorporated for the purpose of developing Bast Fiber Technology. In accordance with the terms and conditions of a share exchange agreement dated August 21, 2006 (the "Share Exchange Agreement"), pursuant to which certain shareholders of CRAILAR(R) (the "CRAILAR(R) Shareholders") owned 25% of the issued and outstanding shares of CRAILAR(R), we agreed to exchange and acquire the CRAILAR(R) Shares from the CRAILAR(R) Shareholders in consideration for 5,200,000 shares of our restricted common stock and 5,200,000 non-transferable common stock share purchase warrants to acquire an equivalent number of shares of our common stock. Each such Warrant entitled the CRAILAR(R) Shareholder to acquire a further share of our common stock until the close of business on March 15, 2007, (the end of the "Warrant Exercise Period") at an exercise price of U.S. $0.50 per share until September 15, 2006, and at an exercise price of U.S. $1.00 per Warrant from September 16, 2006, until the end of the Warrant Exercise Period. As of the date of this Annual Report, these Warrants have expired.

Therefore, as a result of consummation of the Share Exchange Agreement and as of the date of this Annual Report, we are the owner of 100% of the total issued and outstanding share capital of CRAILAR(R).

HTNATURALS APPAREL CORP.

Our wholly-owned subsidiary, HTnaturals Apparel Corp. ("HTnaturals") was incorporated on December 7, 2007, under the laws of the Province of British Columbia. HTnaturals was formed for the purpose of carrying out the natural and sustainable apparel portion of our business starting in 2008. Prior to incorporation, HTnaturals operated as one of our divisions.

BUSINESS OPERATIONS

GENERAL

We are committed to unlocking the potential of renewable and environmentally sustainable biomass resources from hemp and other bast fibers. As of the date of this Annual Report, we have two business operations, which we will be expanding as follows: (i) the development and execution of our CRAILAR(R) Technology, which is an enzymatic bast fiber process to produce yarns that tackle the problems inherent in natural and synthetic fabrics; and (ii) the expansion of our HTnaturals apparel business to meet the growing demand of corporate and individual customers.

Through CRAILAR(R), we are developing proprietary technology (the "CRAILAR(R) Technology") for production of bast fibers, cellulose pulp, and their resulting byproducts in collaboration with Canada's National Research Council (the "NRC") and the Alberta Research Council (the "ARC"). The NRC is a Government of Canada research and development organization that supports the growth of Canadian industry through collaboration with domestic and foreign universities, companies and public and private sector organization in the areas of health, climate change, the environment and clean energy. The ARC is a provincial research organization with a bioproducts division established to provide contract research and development services in applied plant biotechnology and genomics for the development of commercially viable alternatives to petroleum-based products. See" - Strategic Alliances."

During 2004, we entered into collaboration with the NRC to commercialize our CRAILAR(R) Technology for extracting and cleaning hemp fiber and converting it into a proprietary fiber called "CRAILAR". We believe that our CRAILAR(R) Technology offers cost-effective and environmentally sustainable processing and production of bast fibers such as hemp and flax, resulting in advanced performance characteristics for use in textiles, industrial, energy, medical and composite materials industries. We are currently evaluating partnering opportunities for multiple product development and commercialization of our proprietary CRAILAR(R) Technology platform.

We are also a leading provider of sustainable, environmentally friendly fibers and fabrics through HTnaturals, specializing in the market and sale of a line of natural and sustainable fiber clothing, active wear and fabric under our "HTnaturals" brand, including T-shirts, sweatshirts and golf shirts to wholesalers for imprinting, to retail stores as well as directly to consumers.

Originally formed in response to the growing demand for environmentally friendly, socially responsible clothing, we adhere to a "triple bottom line" philosophy: (i) respecting the human rights of employees; (ii) respecting the environmental impact of our operations; and (iii) recognizing our fiscal responsibility to our shareholders.

We have augmented our natural textile focus to include other sustainable fiber textiles such as bamboo, soy, recycled polyester, and organic cotton. This not only strengthens our position as natural fiber experts but increases our product mix without diverging to fashion/style trends. Hemp blend apparel continues to make up a large portion of our sales but we believe new alternative fibers will allow us to increase market share and attract new customers who are looking for alternative fabrics with unique characteristics. Management believes that consumer awareness, acceptance and demand for natural products are continuing to grow.

We have obtained trademark protection for the name "CRAILAR" within Canada and the United States as well as relevant worldwide markets. See "Intellectual Property". We also own the web sites , WWW.HEMPTOWN.COM, WWW.HEMPTOWNCLOTHING.CA, .WWW.CRAILAR.COM, and WWW.HTNATURALS.COM.

As of January 1, 2008, we were dealing with over 2,000 customers and four distributors, resulting in sales in both Canada and the United States. Inventory today is as viable as it was a year ago. Management estimates that we will be able to turn our inventory approximately four times per year under current conditions.

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

Currently, industrial hemp is being grown in almost every Province in Canada, primarily for food and cosmetic oil production. Hemp grows easily in the Canadian climate, and when grown for textile use, a secondary revenue stream is available. When hemp is used for textiles, only the long fibers of the plant are required, which leaves the short, coarse fibers as a by-product. This surplus substance is ideal as a fiberglass replacement, as well, the inner "woody" core of the plant is ideal for the production of biofuel, fiberboard, paper and agricultural bedding.

Management believes organic textiles are experiencing a rapid increase in demand. The relevance of green products in today's market is shown by the move of several global brands such as Wal-Mart, Nike, Timberland and adidas towards sustainable fabrics. As the full costs of cotton production are being realized and companies are being held responsible and accountable (i.e. big tobacco) for all the environmental and health damage that they do, the market is changing. Our goal is to help build this awakening market space, and be positioned to supply the market by offering high quality, eco-smart products, globally. As a business for the new millennium, we intend to build on a strong and sustainable foundation, thereby leveraging the growing demands of eco-aware consumers.

Over the past year, HTnaturals has diversified its offerings to include such fibers as soy, bamboo and organic cotton. We have also replaced the conventional cotton in our hemp/cotton blends with certified organic cotton.

ENVIRONMENTAL CONCERNS

Management believes that the majority of clothing today is fabricated from petrochemical based synthetics or cotton. Conventional cotton is simply not as eco-friendly as hemp. Petrochemical based fabrics require the consumption of non-renewable resources which many believe are becoming scarce and expensive. The environmental cost of cotton cultivation is enormous. In 2004, United States production and shipment of T-shirts was 480 million shirts. Based on studies by the World Wildlife Federation, a typical 100% cotton T-shirt requires one-third of a pound of pesticide and synthetic fertilizer and 1,740 gallons of water to produce. Management believes that if just 1.4 million cotton T-shirts were replaced with a 100% hemp--or CRAILAR(R)--garments, the water savings would satisfy all U.S. household water consumption for six months. As a cleaner crop, hemp has no such pesticide or synthetic fertilizer requirement and does not require vast quantities of water to grow. Management believes that our 55 / 45% blend of hemp/ organic cotton greatly reduces pollution, while maintaining a comfortable, cost efficient garment.

Worldwide, the growing of cotton has contributed to massive irrigation, chemical use and water pollution. We believe that one of the most notable examples is one of the world's worst environmental disasters - the drying and pollution of the Aral Sea. A primary contributor to this tragedy was extensive irrigation and pesticide use for growing cotton. Wool production is also facing industry wide challenges. A declining market, wool is attempting to regain some market share by re-branding its highest quality, finest yarns as Merino. In addition, the industry is applying bleaching, chemical softening and heat processes to improve the feel and performance of finished fabrics. These processes, as well as growing consumer concern regarding land management, grazing and animal treatment issues within the industry create long-term threats to the shrinking market share.

Cellulose and petroleum based `man made' fibers have gained strong market acceptance and market share in the last few decades. As consumers begin to better understand the ecological price to be paid for these intensely chemical production processes, as well as the `stink' and water management concerns, they are beginning to demand better options.

Recent studies have pointed to health concerns for humans who work with fiberglass similar to those of asbestos. The small, sharp fiber particles of fiberglass are as dangerous to the human respiratory system as are many other carcinogens used in the manufacturing process. In addition, the increasing cost of this energy intensive production process to create small glass shards or fibers is changing the low cost positioning of this product.

The intellectual property that CRAILAR(R) is developing will address many of these environmental concerns by offering a sustainable alternative to existing industries and harvesting methods.

As standards of living rise in the developing world, history shows that this will create increasing demands for more and `better' food and clothing. Satisfying this demand creates a growing need for textile crops that require fewer resources and cause less pollution.

CRAILAR - THE ENZYMATIC PROCESS

In 2004, together with NRC, we began developing a patentable process for extracting and cleaning hemp core fiber, converting it into a proprietary, soft, white fiber. CRAILAR(R) Technology is our patentable biotechnology enzyme process that transforms organic bast fibers, such as hemp, flax and others, into strong and soft apparel quality fiber. The ARC has developed additional product solutions for advanced, sustainable high performance yarns that open up access to performance apparel and advanced composites markets. Both processes are now entering the final commercialization stage at the ARC Edmonton facility and at the NRC facility in Ottawa. In addition to work at the NRC and ARC, we have utilized industry and university testing facilities in Quebec, Ontario and the United States to process and validate the CRAILAR(R) Technology and resulting fibers and yarns.

[CRAILAR(TM) DEVELOPMENT & COMMERCIALIZATION PARTNERSHIP GRAPH APPEARS HERE]

As of the date of this Annual Report, we are currently in the final stages of moving to full-scale production of the patented CRAILAR(R) Technology. ARC tests indicate that the CRAILAR(R) Technology can be effectively processed on equipment currently used in related industries (i.e. woolen, cotton and pulp and paper industries). Existing facilities in Canada may be able to process several tons of CRAILAR(R) fiber per hour with minimal modifications. In addition, we are actively developing, in conjunction with the ARC, costs and requirements for building a full scale manufacturing facility in Craik, Saskatchewan. This plant would be capable of producing in excess of thirty tons of bast fiber per day and would provide high volume process and fiber to enable the other key components of the production value chain to commit to the CRAILAR(R) Technology. In addition, we have initiated conversation with a number of global corporations with market expertise and experience for further partnership and development agreements.

The success of the CRAILAR(R) Technology model lies in regional processing of raw hemp stalk. The enzymatic process allows for cost effective plants to be operated within co-ops and growing regions, producing clean refined hemp fiber suitable for processing in the natural and sustainable yarn industries at small, localized facilities. This model will minimize transportation costs and build valuable industry in our rural communities.

We intend to create a business model that will support farmers and Agriculture Canada initiatives to develop a sustainable, profitable cash crop, with long term regional and market benefits. More than just an enzyme or technology, we believe that CRAILAR(R) can be a consumer recognized performance brand that is valued and demanded by an informed public.

RESEARCH AND DEVELOPMENT

CRAILAR(R) ENZYMATIC PROCESS

The fiber of industrial hemp is the strongest and most durable among all plant fibers. "Clean fiber" is the prerequisite for the use of hemp in the manufacturing of fabric or advanced bio-composite. Therefore, an efficient protocol for clean extraction that maintains fiber integrity, is environmentally acceptable and economically viable is crucial. Current procedures are ineffective and the chemicals used during the extraction process often work in a non-discriminating manner, damaging to the fiber.

One of our long-term objectives is to vertically integrate our organization by expanding into production of cleaner, softer fibers from raw hemp. Therefore, we are researching and developing our CRAILAR(R) Technology enzymatic process to extract hemp fibers with a biodegradable biocatalyst, which works in a discriminating manner, often at ambient conditions (temperature and pH). Management believes that a well-designed enzymatic application will result in a reduction in overall production costs.

Our management believes that our CRAILAR(R) Technology has the ability to produce millions of bales of environmentally sensitive fiber, grown organically, without the use of pesticides or the enormous fresh water irrigation required by conventional cotton. Our management further believes that the economic potential for the CRAILAR(R) technology is great enough for hemp to become one of the largest cash crops for Canadian farmers, growing in areas of Canada which have never before had an economic stake in the billion dollar fabric industry.

We have invested a considerable amount of time and effort into product research and development. For the year ending December 31, 2007, Research and Development costs for Crailar Fiber Technologies totaled $267,108. The remaining research and development costs were for new apparel development. See "Item 6. Management's Discussion and Analysis or Plan of Operation."

[CRAILAR(TM) DEVELOPMENT & COMMERCIALIZATION PARTNERSHIP GRAPH APPEARS HERE]

CRAILAR(R) PRODUCTS/MARKETS

We plan to access a variety of global markets with the CRAILAR(R) technology platform. In each instance, research and development efforts have been focused on designing and developing specific grades of CRAILAR(R), each with individual performance characteristics suited to their individual applications. These various grades are known as the CRAILAR(R) Series Fiber Products as discussed below. In its final product form, CRAILAR(R) will be a yarn or chopped fiber that will be knitted or woven into materials designated as having CRAILAR(R) as one of its principal components. CRAILAR(R) branded concepts or products may also be created where the application for 100% CRAILAR(R) branding is warranted.

We believe that there are multiple fiber markets for which hemp is appropriate. Our strategy is to develop technology platforms that integrate proprietary biotechnology with current practice in the textile and composites industries, and to commercialize these platforms with industry leading strategic partners. It is expected that CRAILAR(R) will provide an environmentally sustainable, economically attractive alternative to pesticide intensive and/or petrochemical-based fibers in a wide range of commercial applications, including fiber and yarn in the high performance apparel and advanced composites industries. To be sold under the brand name CRAILAR(R), initial products will be produced from bast fibers including hemp and flax, two abundant, agriculturally-produced renewable resources. The CRAILAR(R) Series Fiber Products are:

     o F-SERIES. CRAILAR(R) F-Series is the marketing term used to describe the enzymatically processed CRAILAR(R) fiber developed by the NRC. From a manufacturing perspective, it is a traditionally spun yarn, processed from fiber lengths of up to four feet, which will be cut to two-inch lengths to meet current yarn processing standards, in order to take advantage of industry synergies. It has increased tensile strength, is clean and consistent, and has the potential to deliver significant cost advantages over organic cotton. CRAILAR(R) F-Series is targeted at traditional apparel, upholstery, carpet, and luggage industries.

     o X-SERIES. CRAILAR(R) X-Series is the marketing term used to describe performance yarn applications developed by the ARC. X-Series is an extruded yarn, which is created in an environmentally benign cellulose pulping process which eliminates all of the concerns that the industry currently has with Bamboo, Viscose and Soy. In addition, X-Series utilizes abundant Canadian and globally grown food fiber stalks that currently have no end use. The CRAILAR(R) X-Series patentable process increases yield and strength, and most importantly, has been designed to create the world's first sustainable and organic performance fabric targeted at the technical apparel market.

     o C-SERIES. CRAILAR(R) C-Series is a sub-product of X-Series in that it is derived from the same yarn extrusion process, or fiber decortication processes. It is a replacement for chopped strand and woven mat composites in the fiberglass industry, with significant weight, strength, and cost advantages. Targeted at auto, marine, and aerospace industries, CRAILAR(R) C-Series answers the growing need for sustainable solutions in industries where our reliance on fossil based fuels is already a growing concern, and consumer initiative.

CRAILAR(R) fiber will be licensed to others for high performance natural fabric products and will also be used in our own line of products. In addition, this fiber product will be valuable to the composites industry, with a wide range of uses in reinforced plastic construction items (a natural fiberglass replacement). CRAILAR(R) also has the economic potential to create fiber that displaces natural and synthetic fibers, offering superior performance, price competitiveness and environmental sustainability.

Part of the ongoing collaborations with the ARC, and covered by the exclusive Master Agreement for Technology Development signed with the ARC, are seed creation capabilities of the ARC agricultural research facility in Vegreville, Alberta. With over 440 current varieties of hemp strains, the ARC is able to develop non-GMO (genetically modified organism) hemp plants that will maximize fiber production, and allow CRAILAR(R) processing to be more economically executed. In addition, there exists the ability to mark CRAILAR(R) branded hemp crops, a critical capability in the certification process that is going to be the backbone of a co-branded direct to consumer campaign.

One of the unexpected, but significant, CRAILAR(R) processing by products is Hurd, or the soft inner core of the hemp stalk. 70% of the hemp stalk consists of Hurd, creating an abundant supply of sustainable, organic material that currently is used in the most basic of applications such as animal bedding. We intend to maximize the economic and environmental benefits of Hurd, and have already established its viability as an input material for bio fuels. Other industry applications include insulation, paper and construction fill material. Hurd will be a significant revenue generator in all CRAILAR(R) processes.

HTNATURALS(TM)

Through our wholly-owned subsidiary HTnaturals, which was founded in 1998 in response to the growing demand for environmentally friendly, socially responsible clothing, we believe we are also a leading provider of environmentally sustainable hemp, bamboo, organic cotton and soy blended apparel. HTnaturals sells our natural and sustainable fiber clothing and fabric under the "HTnaturals" brand. The HTnaturals brand has been extended to encompass bamboo, soy and other sustainable fibers in addition to hemp. Extensive focus on assortment planning, merchandising, design and sourcing during the past year has resulted in a completely revamped product assortment. We believe that effort is now generating repeat orders with existing retailers, is attracting new customers, and has confirmed the Company's ability to joint venture with large global brands such as Starbucks Coffee Co. We believe the HTnaturals brand stands poised to capitalize on our past activities and expand our reach directly into a growing number of like-minded corporate customers who value sustainability in their business platforms. We believe that today's growing consumer awareness of environmental issues, and the desire to reflect that concern with appropriate apparel purchases, will create a real opportunity to build a strong, consumer focused apparel label that speaks directly to sustainability. With the ability to execute through the entire chain of the yarn, fabric and apparel business, we have the opportunity to create an exclusive CRAILAR(R) branded apparel line that validates performance and builds brand equity.

HTnaturals' customers are located in North America, Europe and Asia and include retail operators, such as COSTCO Canada, as well as corporate clients such as Starbucks and Google. Business development efforts continue to grow HTnaturals' customer base while an increasing global awareness for environmentally friendly clothing is bringing new prospects to HTnaturals' target markets. We expect continued robust growth at HTnaturals, providing a strong financial foundation for the continuation of the development of the CRAILAR(R) technology platform.

HTnaturals has secured new procurement systems, which will improve product quality and gross margin and implement a focused strategy for sales growth in three areas: corporate sales, private label sales, and a seasonal retail line. As of the date of this Annual Report, our product line consists of the following core items:

     o Corporate / At Once business: Consisting of basic blank apparel such as T-shirts, hooded sweatshirts, polo shirts, and tote bags, this line is targeted towards corporate clients and events where it is screen printed or embroidered as a uniform or incentive. These items are inventoried in our Canadian and US warehouses and colors and styles are kept at a minimum to reduce inventory risk. These items are not subject to seasonal fashion trends and remain viable season after season.

     o Elements Retail Line: Consisting of more fashion forward apparel items for men and women and sold to various retail stores across North America, these items are produced on a pre sold basis. Inventory risk is low as items are not typically produced until sold to the retailer. This line is delivered twice per year.

     o Private Label business: As a recognized brand in the industry with a successful track record, HTnaturals is approached frequently by other companies looking to produce eco apparel under their own brand name. This portion of the business has no inventory risk as all items are produced as ordered.

     STARBUCKS COFFEE CO.

During first quarter of 2007, HTnaturals entered into an agreement with the Starbucks Coffee Co. ("Starbucks") as an alliance for the "My Starbucks" T-Shirt program. HTnaturals and Starbucks, a premier purveyor of the finest coffee in the world with more than 12,000 Starbucks-operated and licensed stores in the United States as well as availability in thirty-eight countries, formed an alliance with the intent to launch a national consumer promotional program, the "My Starbucks" T-shirt program. The program was designed to further elevate the Starbucks consumer customization experience highlighting Starbucks commitment to innovation as well as customer individuality and personalization in beverage choices. Designed to be a fun and inspirational program, the "My Starbucks" program looks to spotlight their many beverage options consumers can choose from by customizing their drinks with simple changes.

We intend to focus on our core line of products for the foreseeable future. We will, however, consider expanding the above core imprintable product line as consumer demand warrants. Such ancillary products may include jackets, shorts, pants, infant wear, towels, bed sheets and other products. See "Marketing Strategy."

STATEGIC ALLIANCES

NATIONAL RESEARCH COUNCIL OF CANADA.

         COLLABORATION AGREEMENT

We entered into a three-year collaboration agreement dated May 7, 2004, (the "Collaboration Agreement") with National Research Council of Canada ("NRC"), pursuant to which we have developed the CRAILAR(R) Technology enzymatic process for hemp-derived fiber. This entails researching and developing an environmentally-friendly and economically viable system based on industry-grade (or NRC-designed) enzymes for the extraction of clean fibers from industrial hemp, including: (i) the removal of dirt and the residual pectin from the sought-after hemp fibers; and (ii) the separation of fine fibers in a manner that is environmentally acceptable while maintaining characteristics suitable for the textile industry. Pursuant to the terms and provisions of the Collaboration Agreement: (i) NRC shall provide certain expertise and know-how for the process and engineering of enzymes beneficial to the textile industry;
(ii) NRC shall contribute to the project work valued at approximately $671,498 Canadian Dollars; and (iii) we shall contribute research and development to the project valued at approximately $553,500 Canadian Dollars (US Dollars $556,393). As of the date of this Annual Report, all amounts payable for fiscal years 2004, 2005, 2006 and 2007 have been paid, with a total of $24,000. Canadian Dollars paid during fiscal year 2007 under the terms of the first Collaboration Agreement. The final amount due and owing on March 1, 2007, of $24,000 (US Dollar $20,595) was paid on that date.

PHASE II. On approximately December 7, 2007, we entered into a three-year renewal of the terms and provisions of the Collaboration Agreement concerning the continued scientific research and development of the advanced enzyme technology for the extraction and cleaning of industrial hemp fiber for the textile sector (the "Project"). The Project commenced approximately May 10, 2007, and the Collaboration Agreement expires on May 9, 2010. We believe that the extended Collaboration Agreement will assist us with continued work on patentable enzyme technology for the processing of hemp fibers and ensure the continuing of the original research team to facilitate ongoing collaboration. We believe that further research and development of the CRAILAR(R) Technology is consistent with the NRC's mandate to contribute to the global competitiveness of Canadian industry and the NRC National Program in Bioproducts announced in March 2007.

Pursuant to the terms and provisions of the Collaboration Agreement as renewed:
(i) NRC shall provide to the Project certain expertise and know-how for the process and engineering of enzymes beneficial to the textile industry; (ii) NRC shall contribute to the Project work valued at approximately $893,033 Canadian Dollars; (iii) we shall contribute research and development to the Project valued at approximately $2,300,000 Canadian Dollars; and (iv) we shall pay to NRC an aggregate of $366,000 Canadian Dollars over the three-year term in accordance with a schedule.

As of the date of this Annual Report, we have paid to NRC approximately $118,800 Canadian Dollars. The next scheduled payment of $30,237.50 Canadian Dollars is due May, 2008.

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

As of the date of this Annual Report, we have paid an initial $25,000 Canadian Dollars (US Dollars $24,951) to NRC and will pay an ongoing royalty percentage on sales of products derived from the CRAILAR(R) process of 3% to NRC with a minimum annual payment set at $15,000 Canadian Dollars (US Dollars $15,130). During fiscal year ended December 31, 2007, we paid an aggregate of $7,500 Canadian Dollars pertaining to the royalty.

ALBERTA RESEARCH COUNCIL

         MASTER AGREEMENT FOR TECHNOLOGY DEVELOPMENT

On approximately June 13, 2007, CRAILAR(R), our wholly-owned subsidiary, entered into a master agreement for technology development dated effective as of January 1, 2007 (the "Technology Development Agreement") with Alberta Research Council, Inc. ("ARC"). The purpose of the Technology Development Agreement is to further develop the CRAILAR(R) Technology for use in textile, composite and pulp applications. The Technology Development Agreement is an umbrella agreement for the development of the CRAILAR(R) Series Fiber Products. Under the terms of the Technology Development Agreement, we are entitled to the option of an exclusive, worldwide royalty bearing license to use any new intellectual property developed pursuant to a Project Agreement. See "Intellectual Property".

During prior fiscal years and as discussed above, CRAILAR(R) has been conducting development work with the NRC on the CRAILAR(R) Technology bast fiber enzymatic processes to facilitate the commercialization of bast fibers for fabric, composite and potentially medical use (the " CRAILAR(R) Series Fiber"). CRAILAR(R) entered into the Technology Development Agreement with ARC to formalize the collaboration and licensing duties of each party regarding development of the technology related to the CRAILAR(R) Series Fiber and identification of associated potential opportunities, applications and projects related to the development of the CRAILAR(R) Series Fiber and subsequent manufacture, marketing, distribution and sale of CRAILAR(R) Series Fiber Products (collectively, the "Project Agreements").

In accordance with the terms and provisions of the Technology Development
Agreement: (i) CRAILAR(R) shall initially pay to ARC $10,000 Canadian Dollars on April 1, 2007, (which has been paid) and subsequently $25,000 Canadian Dollars per calendar quarter on the first day of each calendar quarter commencing July 1, 2007, which sums shall be used exclusively for the purpose of CRAILAR(R)'s contributions required pursuant to the Project Agreements all of which were paid in 2007; (ii) CRAILAR(R) shall provide work-in-kind of a value of $25,000 Canadian Dollars per calendar quarter commencing April 1, 2007, as part of CRAILAR(R)'s contributions to the Project Agreements, which are contingent upon there being in effect one or more Project

Agreements requiring financial contributions from and services by CRAILAR(R);
(iii) CRAILAR(R) shall pay to ARC the fees and expenses set out in each Project Agreement; (iv) with respect to all Project Agreements, CRAILAR(R) shall be entitled to an option for an exclusive worldwide royalty-bearing license to use the intellectual property developed pursuant to such Project Agreement; and (v) CRAILAR(R) shall pay to ARC a royalty of 3% of the gross sales for the first $50,000,000 of gross sales and 1.5% of gross sales for all gross sales in excess of $50,000,000.

As of the date of this Annual Report, an aggregate $60,000 Canadian Dollars has been paid to ARC relating to the payments required under the Technology Development Agreement and $Nil has been paid to ARC relating to the 3% royalty fee.

PRODUCTION

We currently have the majority of our HTnaturals apparel products manufactured in China and source our raw materials in bulk from several manufacturers in Asia. Although there are only several dozen suppliers of hemp material found in both Asia and Europe, consistency can become an issue when comparing one supplier's product to another. Through the development of good relationships with our key suppliers, we have been able to negotiate favorable payment terms while ensuring that the consistency of the cloth is maintained.

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

MARKETING STRATEGY

The primary target markets for CRAILAR(R) fiber are the natural yarn, the cellulose pulp and composites markets. These are all very large mass markets and if we achieve a minimum 1% share in either market, we believe that we will be very successful. The strategy for these markets will be to find a niche where success and a stable foothold can be gained, and then to expand further into the mass market once revenues, profits and mass market references exist. We believe that CRAILAR(R) has the potential to redefine the platform of sustainable yarns, delivering a complete solution from a consumer's perspective. This implies market relevant performance attributes that are also cost benefit relevant, in a delivery that is sustainable and transparent. The current areas of focus, from a comparison and proof of concept perspective, are the cotton and composites industries. Each have entrenched market plays that are either toxic, resource limited, or offensive to informed consumers. CRAILAR(R) provides enhanced performance solutions to these industries, whilst delivering a triple bottom line philosophy. We believe that CRAILAR(R) offers a number of key opportunities for development: (i) CRAILAR(R) fiber for textiles, which fiber will be 100% hemp (or other sustainable bast fiber) or a hemp blend available in a variety of weaves, textures, colors and applications; and (iii) CRAILAR(R) fiber for composites, which can replace fiberglass in a variety of composite applications such as automotive interior and exterior components.

GLOBAL INDUSTRY PARTNERS - JOINT VENTURES

We recognize that CRAILAR(R) has global, multi industry applications, and as such represents a significant opportunity for companies currently in those industries. Additionally, speed to market and being first to establish new industry standards is a crucial and strategic marketing advantage. With that understanding in mind, we are evaluating potential strategic partnerships with global leaders in the yarn, fabric, carpeting, upholstery and composites industries.

REGIONAL FIBER PROCESSING

The CRAILAR(R) execution model includes regional processing of raw hemp stalk. This simple and efficient process supports operation of cost effective plants within co-ops and growing regions, producing clean refined hemp fiber suitable for processing in the natural and sustainable yarn industries at small, localized facilities. This model minimizes transportation costs and contributes to rebuilding valuable industry in Canada's economically challenged rural communities. Our business model will support farmers and Agriculture Canada initiatives to develop a sustainable, profitable cash crop, with long term regional and market benefits. This entails working with government to provide funding to install CRAILAR(R) processing facilities, and creating a marketing board or aggregator that will ensure effective marketing and fair price points for the refined CRAILAR(R) fiber to the next step in the supply chain, yarn and composites manufacturers.

GLOBAL LICENSING OPPORTUNITIES

In addition, the opportunity exists to partner with global brands, spinners, weavers and knitters, which will allow us to create value added performance based characteristics to a company controlled end product. This strategy allows us to bring to bear its considerable branding and marketing talent, and dramatically increases the value proposition of CRAILAR(R). More than just an enzyme or technology, CRAILAR(R) can be a consumer recognized performance brand that is valued and demanded by an informed public.

MARKET ENTRY POINT

With the shortage of organic cotton driving raw material pricing, and the value added differential created by performance apparel garments, we believe that the market entry point of CRAILAR(R) will be at the pinnacle of the value pyramid, namely X-Series. Performance apparel garments create the opportunity to deliver consumer branding messages that speak solely to performance, a crucial differentiating point in the CRAILAR(R) marketing platform. In addition, CRAILAR(R) F-Series will have unique and industry relevant aesthetic details for the highly consumer visible denim fashion business. We believe that these two product positioning platforms will allow the CRAILAR(R) brand to become a household word in a very short time frame.

Proof of concept has been confirmed by the ARC, and at the NRC's facility in Ottawa. Pilot plant facilities are projected to be built in Craik, Saskatchewan and in a partnership facility in Ontario. These first two facilities, manufacturing X-Series and F-Series respectively, will showcase the technology to stakeholders throughout the fiber processing and agricultural industries. We believe that the CRAILAR(R) technology platform will generate a rapid growth of hemp crops across global markets, driving the value proposition with enhanced economies of scale, and opening lesser visible and lucrative industries such as composites, luggage, carpeting and upholstery.

GLOBAL ORGANIC TEXTILE STANDARD

We have been a member of the Organic Trade Association since 2005 and intend to develop our CRAILAR(R) bast fiber technology to meet existing and proposed international standards for organic textile certification. This will include meeting organic standards in the harvesting of raw materials, fiber processing and production, and environmentally and socially responsible manufacturing and labelling.

PRICING STRATEGY

It is expected that fibers and yarns produced with the CRAILAR(R) process will be competitively priced vis-a-vis current organic fibers and allow the Company to realize significant margins. Add to that, a transparent and certifiable sustainability platform, and we believe that CRAILAR(R) has the potential to establish a new industry standard.

MARKETING INITIATIVES

We believe that our marketing model will drive a pull-through marketing strategy, which draws from detailed brand building and delivers that promise directly to consumers. Brand building strategies imply a strong direct to consumer platform, which will allow us to build equity in a consumer focused model ultimately allowing transfer of that equity to establishing branding partnerships with some of the worlds leading consumer brands. A secondary target market exists for the enzyme among hemp processors. We believe that the CRAILAR(R) enzymatic process will be very attractive for those currently processing via traditional costly methods with the largest source of these customers coming from India and China. We further believe that the CRAILAR(R) process will entice those in North America to ramp up hemp farming and/or processing as it is expected to create significant margins. Another target market will be partners. We believe that the creation of partnerships is an important strategy for a small company, and our public partnerships with NRC and ARC have been very important to us. We believe additional partnerships with consumer brands will also be important for the branding opportunities that these global brands will provide.

HTnaturals has worked hard for ten years to gain a foothold in the wholesale side of the apparel business and we believe that we can leverage this channel to provide early introduction to the market for CRAILAR(R). We aim to develop strategic partners with industry leaders, in target markets, to facilitate quick market penetration and acceptance. HTnaturals' main focus is the sale of active wear. HTnaturals continues with our most recent line of apparel that was first available for sale in the third quarter of 2006. New items are added to the line to maintain the line's "freshness" and slower moving items are dropped with each new season. Our market research indicates a strong interest by the retail sector for our products. We intend to gain market share in the casual wear and active wear sector by converting suppliers, distributors, retailers and the buying public from environmentally unfriendly cotton products to eco-friendly apparel. HTnaturals focus is also on wholesale sales, which has grown to include direct to corporate sales and retail establishments. We will continue to expand our marketing efforts towards these leaders in apparel sales. In addition to being positioned in a market (the eco active wear market) that management expects to increase significantly over the next several years, we are aggressively marketing ourselves in order to ensure that HTnaturals is the premier name in eco active wear.

We will continue to focus on three areas for sales growth. Corporate Sales -- these high volume items will be inventoried and immediately available to customers. Private Label -- these goods are targeted towards global brands and entirely produced to order, completely eliminating inventory risk. Seasonal Retail Line -- the seasonal retail line is designed in house and pre-sold to the retail customer base, after which it is produced and delivered. HTnaturals apparel is made from "eco-fabrics" crafted from a proprietary combination of fabric blends including hemp, organic cotton, bamboo, soy, recycled polyester, and other organic textiles.

We are currently focusing on the use of a small sales force to market our products. Our sales staff is currently comprised of one commissioned sales representatives and three outside representatives. We have enjoyed considerable success through the attendance of trade shows where hundreds of leads can be obtained.

Internet sales and marketing are integral parts of our vision. E-commerce on both retail and wholesale (password required) levels are important aspects of the site, as is direct access to inventory and manufacturing schedules for our authorized representatives. We currently process retail orders through our website and will add B2B functions if, and when, our customers start demanding it. A simple vendor managed inventory (VMI) system may eventually be initiated to ensure our distributors never run out of HTnaturals brand product.

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

INTELLECTUAL PROPERTY

As discussed above, we have entered into collaborative research and development agreements with the NRC and ARC for the engineering, processing and production of bast fibers including hemp and flax. To date, approximately $1,900,000 Canadian Dollars has been invested in our CRAILAR(R) Technology with an estimated $2,500,000 Canadian Dollars in expenditures to be directed toward ongoing research and development over the next twelve months.

CRAILAR(R) - REGISTERED TRADEMARK

In September 2005, we trademarked the term CRAILAR(R) to identify our proprietary technology platform relating to the engineering, processing and production of bast fibers including all technology co-developed with and licensed from the NRC and ARC. Under the CRAILAR(R) Technology platform, we have secured the exclusive worldwide licensing rights to intellectual property arising from our collaborative research agreements. In May 2007, the NRC filed a patent application for intellectual property related to the extraction of Hemp fibers, under the Patent Cooperation Treaty simultaneously seeking protection in up to 117 countries worldwide. We have secured the exclusive worldwide licensing rights from ARC related to the CRAILAR(R) Technology for use in textile, composite and pulp applications.

We anticipate additional provisional patent applications to be filed in the first half of 2008 by the NRC and the ARC, both of which will be under exclusive worldwide license to us as set out in existing agreements. We will continue to work with public and private sector partners to develop the CRAILAR(R) technology platform, as well as other proprietary technologies that contribute to sustainability in the textile and composite industries.

We are currently evaluating partnering opportunities for multiple product development and commercialization of our proprietary CRAILAR(R) Technology platform for environmentally sustainable bast fiber processing and production. Exclusive international licensing rights to these patent applications allow us to protect its investment to date in the development of CRAILAR(R) Technology and confidently move forward in seeking an appropriate development and commercialization partner.

EMPLOYEES

We currently employ twenty employees, sixteen are full-time employees and four are part-time.

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

RISKS ASSOCIATED WITH OUR BUSINESS

         WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCE WE WILL BE PROFITABLE IN THE FUTURE; NEED TO RAISE CAPITAL TO CONTINUE OUR GROWTH.

We have a history of operating losses, expect to continue to incur losses, may never be profitable, and must be considered to be in the development stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $1,937,171 and $1,374,899, respectively, for fiscal years ended December 31, 2007 and 2006. As of December 31, 2006, we had an accumulated deficit of $6,087,101. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that we encounter greater costs associated with general and administrative expenses or offering costs.

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

         OUR SUCCESS DEPENDS ON THE ABILITY OF OUR FABRIC PRODUCERS WITH WHOM WE HAVE BUSINESS ARRANGEMENTS TO PROVIDE RAW MATERIALS ON A CONSISTENT BASIS.

We depend on a small number of overseas fabric producers to provide the raw material from which we make our products. Failure to maintain continuous access to this raw material would have a materially adverse affect our business, including possibly requiring us to significantly curtail or cease our operations. Fabric producers may experience equipment failures and service interruptions, of which we have no control, which could adversely affect customer confidence, our business operations and our reputation. Moreover, we may have to compete with other companies for the production capacity of our fabric producers. Because we are a small enterprise and many of these companies with whom we may compete for production capacity may have greater financial and other resources than we have, they may have an advantage in the competition for production capacity. If we experience a significant increase in demand, we may have to expand our third party fabric producers. We cannot be assured that additional fabric producers will be available to us, or that if available it will be available on terms that are acceptable to us. If we cannot produce a sufficient quantity of our products to meet demand or delivery schedules, our customers might reduce demand, reduce the purchase price they are willing to pay for our products or replace our product with the product of a competitor, any of which could have a material adverse effect on our financial condition and operations.

         WE RELY ON VENDORS AND INDEPENDENT DISTRIBUTORS WHO ARE NOT UNDER OUR CONTROL.

We have relied on and will continue to rely on vendors and independent distributors who are not employees of ours, to distribute market and sell our products. While we believe that vendors and distributors will continue to provide their services, there can be no assurance that the vendors and distributors will be available in the future, and if available, will be available on terms deemed acceptable to us. Any such delay or increased costs could have a materially adverse effect on our business.

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

         WE MAY BE UNABLE TO RETAIN KEY EMPLOYEES OR MANAGEMENT PERSONNEL.

The loss of Messrs. Jason Finnis, Kenneth Barker, Guy Prevost or any of our key management personnel would have an adverse impact on our future development and could impair our ability to succeed. Our performance is substantially dependent upon the expertise of our Chief Operating Officer, Mr. Jason Finnis, and our Chief Executive Officer, Mr. Kenneth Barker, and other key management personnel and our ability to continue to hire and retain such personnel. Messrs. Finnis, Barker and Prevost spend substantially all, or most, of their working time with us and our subsidiaries. It may be difficult to find sufficiently qualified individuals to replace Mr. Finnis, Mr. Barker, Mr. Prevost or other key management personnel if we were to lose any one or more of them. The loss of Mr. Finnis, Mr. Barker or Mr. Prevost, or any of our other key management personnel could have a material adverse effect on our business, development, financial condition, and operating results. We do not maintain "key person" life insurance on any of our directors or senior executive officers.

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

         MANY OF OUR COMPETITORS ARE LARGER AND HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO.

The garment industry, in general, is intensely competitive and fragmented. In particular, the T-shirt segment of the garment industry is intensely competitive. Our eco active wear products compete with cotton and synthetic based products. Cotton and synthetic based products are currently marketed by well-established, successful companies that possess greater financial, marketing, distribution, personnel and other resources than us. Using these resources, these companies can implement extensive advertising and promotional campaigns, both generally and in response to specific marketing efforts by competitors, to enter into new markets rapidly and to introduce new products. Competitors with greater financial resources also may be able to enter the sustainable apparel market in direct competition with us, offering attractive incentive packages to retailers to encourage them to carry products that compete with our products, or present cost features which consumers may find attractive.

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

         IF OUR COMPETITORS MISAPPROPRIATE UNPATENTED PROPRIETARY KNOWN-HOW AND OUR TRADE SECRETS, IT MAY HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS.

The loss of or inability to enforce our trademark "HTnaturals" and other proprietary know-how, including our CRAILAR(R) process, and trade secrets could adversely affect our business. We depend heavily on trade secrets and the design expertise of our employees. If any of our competitors copies or otherwise gains access to our trade secrets or develops similar hemp products independently, we would not be able to compete as effectively. The measures we take to protect our trade secrets and design expertise may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate and therefore could have an adverse affect on our business.

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

As of the date of this Annual Report, there are 28,496,804 shares of our common stock issued and outstanding. Of those shares, there are 7,053,382 outstanding shares of our common stock that are restricted securities as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the "Securities Act"). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of the date of this Annual Report, there are an aggregate of 3,860,000 Stock Options and 2,990,242 share purchase warrants outstanding that are exercisable into 3,860,000 shares of common stock and 2,990,242 shares of common stock, respectively. See "Item 5. Market for Common Equity and Related Stockholder Matters."

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

ITEM 2. DESCRIPTION OF PROPERTY

On July 3, 2004, we received eighty acres of industrial property in Craik, Saskatchewan, for development as a hemp fiber mill. We purchased the property for $1.00 from the Town of Craik and the Rural Municipality of Craik No. 222. In accordance with the terms and provisions of the Collaboration Agreement, management expects to begin construction of the facility in 2008. The mill will perform primary fiber processing with its patent pending decordication method. Resulting fiber may be used in either F-Series or X-Series production. In the event we are successful in the development of the hemp fiber mill by July 1, 2007, there will be no further obligations to the Town of Craik. However, in the event we are not successful in the development of a hemp fiber mill, we can either surrender the land back to Craik or retain the land with a payment of $35,000 Canadian Dollars. The transfer was registered with the Land Titles Office on February 8, 2005.

On June 29, 2007, we received from the Town of Craik an extension until July 1, 2008 within which to either complete development of the hemp fiber mill and retain the land with a payment of $35,000 Canadian Dollars or surrender the land back to Craik. In January 2008, we commissioned a geo tech study of the land, which was completed in February 2008 as part of our preparation for development of the mill.

The majority of our apparel production currently takes place in China. In Vancouver, we occupy 6,000 square feet of warehouse/office space on a long-term lease. The lease is set to expire February 28, 2009. We pay a monthly rent of $3,833 Canadian Dollars. The Vancouver premises serve as head office, a display showroom, inventory storage and shipping facilities.

We also acquired new office space for location of our corporate offices. We occupy approximately 2,000 square feet for office space. The lease expires December 1, 2011. We pay monthly rent of $5,500.00 Canadian Dollars.

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

The parties have come to an agreement in regards to this dispute and we will pay Carpenter $132,500 US Dollars in two payments, which will be six months apart with the first payment due in April 2008.

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

Only shareholders of record at the close of business on June 1, 2007 (the "Record Date") were entitled to notice and vote the shares of common stock held by them on such date at the Meeting or any and all adjournments thereof. As of the Record Date, an aggregate 25,082,890 shares of common stock were outstanding. There was no other class of voting securities outstanding at that date. Each share of common stock held by a shareholder entitled such shareholder to one vote on each matter that was voted at the Meeting. The presence, in person or by proxy, of the holders of a majority of the outstanding share of common stock was necessary to constitute a quorum at the Meeting. Assuming that a quorum was present, the affirmative vote of the holders of a majority of the shares of common stock outstanding was required to approve the matters presented for approval at the Meeting.

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


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY

Shares of our common stock are traded on the NASD Over-the-Counter Bulletin Board under the symbol "NADVF:BB". The market for our common stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to our common stock on a quarterly basis for the last two fiscal years as quoted by the NASDAQ. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.

QUARTER ENDED                               HIGH BID ($)        LOW BID ($)
___________________________________________________________________________
2007
Fourth Quarter                                 $ 1.16             $ 0.76
Third Quarter                                  $ 0.91             $ 0.69
Second Quarter                                 $ 0.89             $ 0.46
First Quarter                                  $ 0.52             $ 0.35
___________________________________________________________________________
2006
Fourth Quarter                                 $ 0.50             $ 0.22
Third Quarter                                  $ 0.40             $ 0.24
Second Quarter                                 $ 0.50             $ 0.32
First Quarter                                  $ 0.60             $ 0.40
___________________________________________________________________________

As of March 26, 2008, there were approximately 47 shareholders of record of our common shares as reported by our transfer agent, Pacific Stock Transfer Company, which does not include shareholders who shares are held in street or nominee names. We believe that there are approximately 300 beneficial owners of our common stock. There are no other classes of shares issued or outstanding.

DIVIDEND POLICY

No dividends have been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not have any intention of paying cash dividends on our common stock in the foreseeable future. We are trying to build up inventory levels and expand our business; therefore, it is unlikely that we would use profits for the purpose of paying dividends for the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan: the 2006 Stock Option Plan under which 10,000,000 shares are authorized. There are no outstanding options granted under the 2003 Stock Option Plan or the 2004 Stock Option Plan. The table set forth below presents the securities authorized for issuance with respect to the respective Stock Option Plans under which equity securities are authorized for issuance as of December 31, 2007:

___________________________________________________________________________________________________________

                      EQUITY COMPENSATION PLAN INFORMATION
___________________________________________________________________________________________________________
       PLAN CATEGORY          NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE         NUMBER OF SECURITIES
                              BE ISSUED UPON EXERCISE       EXERCISE PRICE OF       REMAINING AVAILABLE FOR
                              OF OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,       FUTURE ISSUANCE UNDER
                                WARRANTS AND RIGHTS        WARRANTS AND RIGHTS        EQUITY COMPENSATION
                                                                                       PLANS (EXCLUDING
                                                                                    SECURITIES REFLECTED IN
                                                                                          COLUMN (A))
                                        (A)                        (B)                         (C)
___________________________________________________________________________________________________________

Equity compensation plans
approved by security
holders                                   N/A
___________________________________________________________________________________________________________
Equity compensation plans
not approved by security
holders
___________________________________________________________________________________________________________
2006 Stock Option Plan               3,860,000                   $0.52                     6,140,000
___________________________________________________________________________________________________________
Warrants                             2,990,242                   $0.78                           -0-
___________________________________________________________________________________________________________


STOCK OPTION PLANS

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

As of the date of this Annual Report, we had granted an aggregate of 2,093,500 Stock Options under the 2004 Stock Option Plan, of which 38,336 Stock Options were exercised, 526,500 Stock Options were cancelled and the remaining 1,528,664 Stock Options expired by their terms. The 2004 Stock Option Plan expires on July 9, 2014.

2006 STOCK OPTION PLAN

On September 4, 2006, our Board of Directors unanimously approved and adopted a 2006 stock option plan (the "2006 Stock Option Plan"). The purpose of the 2006 Stock Option Plan is to advance our interests and the interests of the shareholders by affording our key personnel an opportunity for investment and the incentive advantages inherent in stock ownership. Pursuant to the provisions of the 2006 Stock Option Plan, stock options (the "Stock Options") will be granted only to our key personnel, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts we may rely, including any director, officer, employee or consultant.

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

         INCENTIVE STOCK OPTIONS

The 2006 Stock Option Plan further provides that the Board of Directors may grant to any key individuals who are our directors, employees and consultants eligible to receive options one or more incentive stock options to purchase the number of shares of common stock allotted by the Board of Directors (the "Incentive Stock Options"). The option price per share of common stock deliverable upon the exercise of an Incentive Stock Option shall be at least 100% of the fair market value of the common shares of the Company, and in the case of an Incentive Stock Option granted to an optionee who owns more than 10% of the total combined voting power of all classes of our stock, shall not be less than 100% of the fair market value of our common shares. The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

During fiscal year ended December 31, 2006, we granted to our officers, directors, consultants and employees an aggregate of 1,675,000 Stock Options under the 2006 Stock Option Plan which are exercisable within a three-year period at $0.31 per share. Of this amount, 925,000 Stock Options vested during fiscal year 2006. During fiscal year ended December 31, 2006, an aggregate of 0 Stock Options were exercised. The 2006 Stock Option Plan expires on September 4, 2016.

During fiscal year ended December 31, 2007, we granted to our officers, directors, consultants and employees an aggregate of 2,100,000 Stock Options under the 2006 Stock Option Plan, which are exercisable within a three-year period at $0.37 per share (85,000 Stock Options), $0.50 per share (560,000 Stock Options), $0.75 per share (1,000,000 Stock Options), and $0.82 per share (75,000 Stock Options). Of this amount, 1,572,862 shares vested during fiscal year 2007.

As of the date of this Annual Report, an aggregate of 3,860,000 Stock Options are outstanding under all of the Stock Option Plans. An aggregate 8,304,500 Stock Option have been granted under the respective terms of the Stock Option Plans. Of the aggregate 8,304,500 Stock Options granted, 314,032 Stock Options have been exercised, 1,209,468 Stock Options have been cancelled, and 2,921,000 Stock Options have expired.

COMMON STOCK PURCHASE WARRANTS

During fiscal year ended December 31, 2007, we granted an aggregate of 1,580,239 common stock purchase warrants at varying exercise prices ranging from $0.70 to $1.00. As of the date of this Annual Report, there are an aggregate of 2,990,242 common stock purchase warrants issued and outstanding. The warrants to purchase shares of common stock and the shares of common stock underlying the warrants were issued in private placements by us during fiscal year 2007 as follows: (i) during January 2007, we issued 428,573 warrants to acquire up to 428,573 shares of our common stock at an exercise price of $0.75 per share expiring January 2009 (the "January 2007 Warrants"); (ii) during May 2007, we issued 750,000 warrants to acquire up to 750,000 shares of our common stock at an exercise price of $0.70 per share expiring May 2009 (the "May 2007 Warrants"); (iii) during August 2007, we issued 166,666 warrants to acquire up to 166,666 shares of our common stock at an exercise price of $0.90 per warrant expiring August 2009 (the "August 2007 Warrants); and (iv) during September 2007, we issued an aggregate of 235,000 warrants to acquire up to 235,000 shares of our common stock at an exercise price of $1.00 per share expiring in September 2009 (the "September 2007 Warrants"). See "Recent Sales of Unregistered Securities."

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report, and during fiscal year ended December 31, 2007, to provide capital, we issued an aggregate of 4,163,435 shares of our common stock pursuant to private placement offerings, settlement of debt or pursuant to contractual agreements as set forth below.

JANUARY 2007 PRIVATE PLACEMENT OFFERING

During January 2007, we closed a private placement offering (the "January 2007 Private Placement Offering") whereby we issued an aggregate of 428,573 units at a subscription price of $0.35 per unit (the "January 2007 Units") for aggregate proceeds of $150,000. Each January 2007 Unit was comprised of one share of common stock and one January 2007 Warrant, representing the issuance of an aggregate of 428,573 shares of our restricted common stock and 428,573 January 2007 Warrants. Each January 2007 Warrant is exercisable at $0.75 per share expiring January 2009.

The January 2007 Private Placement Offering was completed in reliance of Regulation S of the Securities Act. The per share price of the January 2007 Private Placement Offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

MAY 2007 PRIVATE PLACEMENT OFFERING

During May 2007, we closed a private placement offering (the "May 2007 Private Placement Offering") whereby we issued an aggregate of 750,000 units at a subscription price of $0.40 per unit (the "May 2007 Units") for aggregate proceeds of $300,000. Each May 2007 Unit was comprised of one share of common stock and one May 2007 Warrant, representing the issuance of an aggregate of 750,000 shares of our restricted common stock and 750,000 May 2007 Warrants. Each May 2007 Warrant is exercisable at $0.70 per share expiring May 2009.

The May 2007 Private Placement Offering was completed in reliance of Regulation S of the Securities Act. The per share price of the May 2007 Private Placement Offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

AUGUST 2007 PRIVATE PLACEMENT OFFERING

During August 2007, we closed a private placement offering (the "August 2007 Private Placement Offering") whereby we issued an aggregate of 166,666 units at a subscription price of $0.60 per unit (the "August 2007 Units") for aggregate proceeds of $100,000. Each August 2007 Unit was comprised of one share of common stock and one August 2007 Warrant, representing the issuance of an aggregate of 166,666 shares of our restricted common stock and 166,666 August 2007 Warrants. Each August 2007 Warrant is exercisable at $0.90 per share expiring August 2009.

The August 2007 Private Placement Offering was completed in reliance of Regulation S of the Securities Act. The per share price of the August 2007 Private Placement Offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

SEPTEMBER 2007 PRIVATE PLACEMENT OFFERING

During September 2007, we closed a private placement offering (the "September 2007 Private Placement Offering") whereby we issued an aggregate of 235,000 units at a subscription price of $0.70 per unit (the "September 2007 Units") for aggregate proceeds of $164,500. Each September 2007 Unit was comprised of one share of common stock and one September 2007 Warrant, representing the issuance of an aggregate of 235,000 shares of our restricted common stock and 235,000 September 2007 Warrants. Each September 2007 Warrant is exercisable at $1.00 per share expiring September 2009.

The September 2007 Private Placement Offering was completed in reliance of Regulation S of the Securities Act. The per share price of the September 2007 Private Placement Offering was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

EXERCISE OF STOCK OPTIONS

During fiscal year ended December 31, 2007, we issued an aggregate of 275,696 shares of our common stock to our employees pursuant to the exercise of: (i) 234,164 Stock Options at an exercise price of $0.20 per share for aggregate proceeds of $46,833; (ii) 39,585 Stock Options at an exercise price of $0.31 per share for aggregate proceeds of $12,271; and (iii) 1,947 Stock Options at an exercise price of $0.80 per share for aggregate proceeds of $1,558.

EXERCISE OF WARRANTS

During fiscal year ended December 31, 2007, we issued an aggregate of 2,300,000 shares of our common stock to various warrant holders pursuant to the exercise of 2,300,000 Warrants at an exercise price of $0.50 per share for aggregate proceeds of $1,150,000.

SERVICES PERFORMED

During fiscal year ended December 31, 2007, we issued an aggregate of 7,500 shares of our common stock for a consultant for services performed at a price of $0.82 per share for settlement of approximately $6,150.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This is management's discussion and analysis ("MD&A") of the financial condition and the results of operations for Naturally Advanced Technologies Inc. that comment on the operations, financial condition and cash flows for the twelve months ended December 31, 2007. Our Consolidated Financial Statements are prepared in accordance with United States generally accepted accounting principles (US GAAP). All financial information is reported in US dollars (US$) unless expressly stated otherwise.

This MD&A should be read in conjunction with the attached audited Consolidated Financial Statements for the period ended December 31, 2007, the annual MD&A contained in the 2007 Annual Report and the audited Consolidated Financial Statements for the period ended December 31, 2007. Additional supporting information can also be found on our website at WWW.NATURALLYADVANCED.COM.

The matters discussed in these sections that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for the Company's growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. As such, these forward-looking statements may include words such as "plans", "intends", "anticipates", "should", "estimates", "expects", "believes", "indicates", "targeting", "suggests" and similar expressions. The actual results are expected to differ from these forward-looking statements and these differences may be material.

NAT OVERVIEW

Naturally Advanced Technologies Inc. is a Cleantech company focused on providing environmentally-friendly textile, composite, biomass and pulping solutions through the cost effective processing of industrial Hemp, and other bast fiber crops. This proprietary fiber processing platform, called CRAILAR(R), has been developed in conjunction with the NRC and the ARC, with us owning the exclusive global licensing rights for this technology. The CRAILAR(R) process and resulting products and by-products are expected to have applications in textile, composite material, energy and pulp and paper markets.

2007 RESULTS OF OPERATIONS

________________________________________________________________________________

                     TWELVE MONTHS ENDED DECEMBER 31, 2007
________________________________________________________________________________

                                2007               2006              % Change
Sales                      $ 2,490,885        $ 1,266,781              96%
Gross Profit               $   794,546       $    330,873             140%
Net Income                ($ 1,937,171)      ($ 1,374,899)             41%
Earnings (Loss)/share           ($0.08)            ($0.07)             14%

________________________________________________________________________________

      Comparison of FY2007 financial results with FY2006 financial results.

     REVENUE AND GROSS MARGINS

Our net operational loss during the twelve-month period ended December 31, 2007 was ($1,937,171) compared to ($1,374,899) during the twelve-month period ended December 31, 2006, an overall increase of 41%. However, we generated gross revenues of $2,490,885 during fiscal year 2007 compared to $1,266,781 in gross revenues for the twelve-month period ended December 31, 2006, up 96%. The rise in sales during fiscal year 2007 is attributed to the continued marketing success at our sustainable apparel division, HTnaturals. HTnaturals saw continued customer interest and market uptake for our natural fiber garments among retail customers, such as COSTCO Canada, as well as an increase in corporate orders, with customers now including Starbucks and Google.

Cost of goods sold increased during the twelve-month period ended December 31, 2007, to $1,696,339 from $935,908 for fiscal year 2006, resulting in net sales, or a gross profit, of $794,546 for fiscal year 2007 compared to $330,873 for the same period in 2006. Cost of goods sold as a percentage of sales decreased from fiscal year 2006 to 2007, dropping from 74% to 68%. This change was attributed to streamlined inventory procedures, increased product margins and internal cost controls. Our gross profit as a percentage of sales rose from 26% for fiscal year 2006 to 32% for fiscal year 2007.

     OPERATING EXPENSES

During the twelve-month period ended December 31, 2007, we recorded operating expenses of $2,731,717 compared to operating expenses of $1,746,494 for the same period in 2006, an increase of $985,223. When measured as a percentage of sales, operating expenses decreased to 109% in fiscal 2007 from 137% in fiscal year 2006, reflecting management's focus on creating a more competitive operating framework.

Operating expenses consisted of: (i) $287,766 (2006: $228,521) in advertising and promotion ; (ii) $24,144 (2006: $17,919) in amortization and depreciation;
(iii) $562,069 (2006: $390,073) in consulting and contract labor (iv) $413,322
(2006: $271,395) in general & administrative; (v) $96,855 (2006: $81,155) in interest; (vi) $188,706 (2006: $192,072) in legal and accounting; (vii) $301,409
(2006: $237,531) in research & development; and (viii) $904,109 (2006: $413,941)
in salaries & benefits. A government grant in the amount of $46,663 (2006:
$37,952) was paid to us, which offset some of the above noted operating expenses. Our net loss from operations during the twelve-month period ended December 31, 2007, was ($1,937,171) or ($0.08) per share compared to a net loss of ($1,415,621) or ($0.07) per share for fiscal year 2006. For the twelve-month period ended December 31, 2007, the weighted average number of shares outstanding was 25,140,373 compared to 19,180,368 at December 31, 2006.

Advertising and promotion expenses increased by 26% to $287,766 for the twelve-month period ended December 31, 2007, from $228,521 for the same period in 2006. This increase was due to enhanced website communications and print advertising, the hiring of a public relations firm, as well as an increased sales presence by the Company at several major tradeshows during fiscal year 2007.

Consulting and contract labor expenses increased to $562,069 for the twelve-month period ended December 31, 2007, from $390,073 for the same period in 2006, due to the addition of our new Chief Executive Officer as well as an increase in stock based compensation.

General and administrative expenses grew by $141,927 to $413,322 for the twelve-month period ended December 31, 2007, compared to $271,395 for the same period in 2006. The increase in general and administrative expenses was related to increased business infrastructure requirements that are necessary for management to continue to execute our long-term growth strategy.

Interest costs for the twelve-month period ended December, 31, 2007, were $96,855 compared with $81,155 for the same period in 2006. The increase in interest costs relates to the loan from a director which has been used to underwrite apparel production.

Research and development costs were $301,409 for the twelve-month period ended December 31, 2007, compared to $237,531 for the same twelve-month period in 2006, an increase of 27%. This increase is attributed to the increase in testing associated with the successes achieved in the development of the CRAILAR(R) technology platform.

Salaries and benefits expenses increased to $904,109 for the twelve-month period ended December 31, 2007, compared with $413,941 for the same period in 2006. This increase was due to the addition of key personnel in sales, warehousing and accounting, to support our growth, as well as an increase in stock based compensation, and increased management costs.

     NET INCOME

The net loss for the twelve-month period ending December 31, 2007, was ($1,937,171) compared to a loss of ($1,374,899) for the same period in 2006, which is an increase in the net loss of ($562,272) or 41%. This increase in loss was primarily due to the increase in operating expenses, which were related to our growth and development objectives in fiscal year 2007. The loss as a percentage of gross revenues decreased from 109%, for the twelve-month period ended December 31, 2006, to 78% for the same period in 2007, as a result of management's focus to create a more competitive operating framework.

For the twelve-month period ended December 31, 2007, the weighted average number of shares outstanding was 25,140,373 compared to 19,180,368 at December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

For the twelve-month period ended December 31, 2007, our current assets were $2,165,367 and our current liabilities were $1,333,349 which resulted in working capital of $832,018. As at December 31, 2007, total assets were $2,309,827 consisting of: (i) $660,407 in cash; (ii) $510,640 in trade accounts receivable;
(iii) $843,531 in inventory; (iv) $150,789 in prepaid expenses and other; (v) $78,740 in property and equipment; and (vi) $65,720 in intangible assets.

As at December 31, 2007, total liabilities were $1,544,291 and were comprised of
(i) $555,833 in accounts payable; (ii) $110,883 in accrued liabilities; (iii) $543,322 in amounts due related parties; (iv) $1,582 in capital lease obligations; (v) $100,000 in notes payable; (vi) $21,729 in short term debt;
(vii) $200,000 in long term notes payable; and (viii) $10,942 in long term debt.

Stockholders' Equity increased by $487,052 from $278,484, at December 31, 2006, to $765,536 at the twelve-month period ended December 31, 2007.

As of December 31, 2007, we had cash of $660,407 compared with $414,233 at December 31, 2006, an increase of $246,174.

The cash flows used in operations for the twelve-month period ended December 31, 2007, were ($2,068,185) compared with ($1,258,518) for the same period in 2006. Cash flows used in operations for the twelve-month period ended December 31, 2007, consisted primarily of a net loss of ($1,937,171), $24,144 in depreciation and amortization; stock based compensation of $411,048; an increase in accounts receivable of ($130,697); an increase in inventory of ($583,356); an increase in prepaid expenses of ($60,750); an increase in accounts payable and accrued liabilities of $196,905; and (e) a decrease in amounts due to related parties of $11,692.

The cash flows used in investing activities for the twelve-month period ended December 31, 2007, were ($108,917) compared to ($59,318) for the same period in 2006. Cash flows used in investing activities consisted of (i) a purchase of property & equipment totaling ($96,194); and (ii) the acquisition of trademarks & licenses for ($12,723).

Cash flows provided by financing activities at December 31, 2007, totaled $2,300,763 versus $432,251 during the same period in 2006 as we: (i) issued $1,890,662 of capital stock for cash (2006: $569,318); (ii) received $410,000 as a manufacturing loan from a director; (iii) long term debt decreased by ($16,828); (iv) short term debt increased by $21,729; and (v) capital lease obligations decreased by ($4,800) .

The effect of exchange rates on cash resulted in an unrealized gain of $122,512 for the twelve-months ending December 31, 2007, compared with $38,879 of unrealized gain in the same period of 2006. These gains are the direct result of the depreciation of the US dollar versus the Canadian dollar in calendar year 2007.

PLAN OF OPERATION

Management expects to continue expanding its business platform through the commercialization of CRAILAR(R) technology for bast fiber processing and production, with resulting textile, composite, pulp and fiber products expected to address inherent environmental problems currently affecting these industries. Management recognizes the disruptive force that the CRAILAR(R) technology platform possesses for global textile, composite material, pulp and paper, and energy markets. As such, management is focusing on our growth through the commercialization of CRAILAR(R), which is expected to begin generating revenues in Q1 of 2009.

     CRAILAR(R)

During fiscal year 2007, CRAILAR(R) completed proof of concept testing on three separate bast fiber processing techniques with the NRC in Ottawa and the ARC in Edmonton. Proof of concept testing at the NRC included the completion of the first CRAILAR(R) F-Series processing equipment which was constructed in Montreal and installed at the NRC facility in Ottawa. Ongoing tests with this equipment continue to establish the efficacy of CRAILAR(R) enzymatic processes, with early test fibers meeting the requirements of the textile producing industry. In January 2008, we signed phase II of the Collaboration Agreement with the NRC, extending the Collaboration Agreement for an additional three years. Phase II of the Collaboration Agreement will assist us in further development and commercialization of CRAILAR(R), and will ensure the continuity of the original research team to facilitate ongoing collaboration with us.

During the fourth quarter of 2007, we began scaling three sets of CRAILAR(R) processing equipment at a pilot plant facility in Montreal. The first set is expected to be operational by the second quarter of 2008, with an initial processing capacity of approximately 1,000 pounds of fiber per batch. Once this initial quantity of fiber is produced, we expect to move onto larger scale spinning trials that should result in sufficient yarn for the production of CRAILAR(R) F-Series garments.

In May 2007, the ARC filed two provisional patent applications related to decortication and degumming technologies for which the Company has secured exclusive worldwide licensing rights from the ARC. We, through CFT, completed the installation of proprietary decortication equipment at the ARC. The Company completed proof of concept testing on the proprietary degumming technology at the NRC's Industrial Materials Institute in Montreal. Test results were in line with expectations and suitable for industrial use. CFT is currently working with a third party to produce a sufficient quantity of cellulose pulp for larger extrusion trials in Q2 of 2008. We expect these trials to produce enough extruded fiber to produce sample CRAILAR(R) X-Series apparel. CRAILAR(R) X-Series fiber produced with this degumming technology is expected to be used in performance moisture management apparel applications along with composite materials.

As of the date of this publication, we have completed geotechnical surveys on the proposed site of our first processing mill in Craik, Saskatchewan. Expected to be built by Q4 2008 and operational in Q1 of 2009, the facility will have a nameplate production capacity of 52 million kilograms (114 million pounds) of feedstock fiber per year for either F-Series or X-Series processes.

     HTNATURALS

For the twelve-month period ended December 31, 2007, HTnaturals continued to see strong growth in its apparel sales, in both the seasonal retail line and the higher volume corporate wear line. HTnaturals apparel is made from eco fabrics crafted from a proprietary combination of fibers including Hemp, organic cotton, bamboo, soy, recycled polyester, and other organic textiles. Consumer interest and uptake of both the Spring 2007 and Fall 2007 lines increased repeat sales among our retail customer base. Sales through COSTCO Canada increased during this time as well, as Costco's customers continued to respond positively to the HTnaturals lines with additional programs now extending into Q2 2008. Continued emphasis on corporate responsibility with respect to the environment and climate change has increased demand for HTnaturals' corporate items, called HTbasics, which are sold directly to screen printers and corporate clients. HTnaturals also completed sales order delivery for internet search giant Google in Q4 2007; adding them to a list of corporate customers that already includes Starbucks and Volkswagen.

     NOTE ON PLAN OF OPERATION

While we expect that profitable operations will be achieved in the future, there can be no assurance that revenue, margins, and profitability will increase, or be sufficient to support operations over the long term. Management expects that we will need to raise additional capital to meet short and long-term operating requirements. Management believes that private placements of equity capital and debt financing may be adequate to fund our long-term operating requirements. Management may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict business operations. Management is continuing to pursue external financing alternatives to improve our working capital position and to grow the business to the greatest possible extent.

MATERIAL COMMITMENTS

A significant commitment for us during fiscal year 2008 is the principal amount of $300,000 due and owing pursuant to a secured and subordinated loan agreement with Celestine Asset Management ("CAM"). The term of the renewed loan is from October 22, 2005, to April 22, 2007, and the interest rate is 12% per annum, calculated semi-annually, with payments due semi-annually. The principal amount of the loan is due as follows: (i) $100,000 on July 1, 2006 (which was paid on November 2, 2006); and (ii) $300,000 on April 22, 2007. On April 21, 2007, we
were granted an extension of ninety days by CAM on the same terms. The security granted to CAM is: (i) a fixed charge and a security interest in our existing accounts receivable insurance policy obtained through Export Development Canada and St. Paul Guarantee Insurance Company respecting losses sustained by us; and
(ii) a floating charge and a security interest in all of our assets, subject and subordinate to any borrowing by us with banks and lending institutions. The loan became due on July 22, 2007. On July 21, 2007, the loan was renewed until April 22, 2009 at 12% per annum, calculated semi-annually, with interest payments due semi-annually. The loan is now due as follows: (i) $100,000 on July 22, 2008; and (ii) $200,000 on July 22, 2009. There was no fee paid for arranging the renewal of the loan. The new loan is in favor of Rana Corp.

Another significant commitment for us in fiscal year 2008 is the amount of $510,000 advanced by a director to facilitate the production of the new apparel designs. In March 2008, we increased the amount outstanding to the director by $183,000. The loan has an interest rate of 12% with a 1% charge for each advance. The loan matures on February 28, 2009.

An additional significant commitment for us in fiscal year 2008 is the Collaboration Agreement we entered into with NRC to continue to develop a patentable enzyme technology for the processing of hemp fibers. Phase II of this agreement is for a three year term, which expires on May 9, 2010. The NRC is to be paid as it conducts work on the joint collaboration. As the NRC completes research and development work, the monies become due. There are no further costs or other off-balance sheet liabilities associated with the NRC JCA agreement. Over the term of the Collaboration Agreement, we will pay the NRC $369,200 ($366,000 CDN) of which $89,880 ($89,100 CDN) was due in 2007. The amount due in 2007 was paid as of the date of this Annual Report. In addition to cash payments, we are required to contribute $2,300,000 Canadian Dollars in research and development over the course of the Collaboration Agreement.

A significant commitment for us in fiscal year 2008 will be the settlement of legal proceedings with our prior Chief Operating Officer. The parties have come to an agreement in regards to this dispute and we will pay Mr. Guy Carpenter $132,500 US Dollars in two payments, six months apart with the first payment due in April 2008.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

AUDIT COMMITTEE REPORT

The Board of Directors has established an Audit Committee. The members of the Audit Committee are Ms. Larisa Harrison, Mr. Robert Edmunds and Mr. Miljenko Horvat. Two of the three members of the audit committee are "independent" within the meaning of Rule 10A-3 under the Exchange Act. The Audit Committee was organized in November 20, 2004, and operates under a written charter adopted by our Board of Directors. The Audit Committee has reviewed and discussed with management the Company's financial statements as of and for the twelve-month period ended December 31, 2007. The Audit Committee has also discussed with Dale Matheson Carr-Hilton LaBonte the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The Audit Committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte their independence. Based on the reviews and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the financial statements referred to above be included in our Annual Report on Form 10-KSB for fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission.

INTERNAL CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Jason Finnis, our Chief Operating Officer, and Guy Prevost, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, Messrs. Finnis and Prevost concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during fiscal year ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls' and procedures' objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and exchange Commission that permit the company to provide only the management's report in this annual report.

CORPORATE GOVERNANCE POLICIES

Effective February 27, 2008, our Board of Directors adopted certain policies, terms of reference, charters and guidelines (collectively, the "Corporate Governance Policies"), for our Board of Directors and senior management to follow: (i) Corporate Governance Policy; (ii) Corporate Disclosure Policy; (iii) Securities Trading Policy; (iv) Board of Directors' Charter; (v) Terms of Reference for the Chief Financial Officer; (vi) Terms of Reference for Committee Chairs; (vii) Audit Committee Charter; (viii) Corporate Governance Committee Charter; (ix) Compensation Committee Charter; (x) Disclosure Charter Policy;
(xi) Code of Conduct; and (xi) Insider Trading and Reporting Guidelines.

In general, the Corporate Governance Policies set forth our governance policies and our practice among our Board of Directors and senior management, including the constitution and independence of the Board, the functions to be performed by the Board of Directors and its committees and the effectiveness of the administration by Board members. The Corporate Governance Policies are made a part of this Annual Report as listed in the Exhibits. The Corporate Governance Policies can also be found on our website at WWW.NATURALLYADVANCED.COM. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act - Committees of the Board of Directors."

ITEM 7. FINANCIAL STATEMENTS

NATURALLY ADVANCED TECHNOLOGIES, INC.
Consolidated Financial Statements
(In US Dollars)

December 31, 2007

INDEX

Report of Independent Registered Accounting Firm dated March 27, 2008

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statement of Stockholder's Equity

Notes to Consolidated Financial Statements

DALE MATHESON
CARR-HILTON LABONTE LLP

DMCL CHARTERED ACCOUNTANTS

PARTNERSHIP OF:

Vancouver       Robert J. Burkart Inc.     James F. Carr-Hilton Ltd.
                Kenneth P. Chong Inc.
                Alvin F. Dale Ltd          Reginald J. LaBonte Ltd.
                Barry S. Hartley Inc.
                Robert J. Matheson Inc.    Pakesh I. Patel Inc.

South Surrey    Michael K. Braun Inc       Peter J. Donaldson Inc.

Port Coquitlam  Wilfred A. Jacobson Inc.   Brian A. Shaw Inc
                Fraser G. Ross Ltd.

________________________________________________________________________________



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
________________________________________________________________________________

To the  Stockholders and Board of Directors of Naturally  Advanced  Technologies
Inc.:

We have audited the consolidated balance sheets of Naturally Advanced Technologies Inc. (the "Company") as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinon, based on our audits and the report of other auditors, these consolidated financial statements present fairly, in all material respects the financial position of the Company as at December 31, 2007 and 2006 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses in developing its business and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ DMCL

                                        DALE MATHESON CARR-HILTON LABONTE LLP
                                                        CHARTERED ACCOUNTANTS

Vancouver, Canada
March 27, 2008


Vancouver       Suite 1500 - 1140 West Pender Street, Vancouver, B.C., Canada
                V6E 4GI, Tel: 604 687 4747  Fax: 604 689 2778 - Main Reception

South Surrey    Suite 301 - 1656 Martin Drive, White Rock, B.C., Canada
                V4A 6E7, Tel: 604 531 1154  Fax: 604 538 2613

Port Coquitlam  Suite 700 - 2755 Lougheed Highway, Port Coquitlam, B.C., Canada
                V3B 5V9, Tel: 604 941 8266  Fax: 604 941 0971


                                      46A


NATURALLY ADVANCED TECHNOLOGIES, INC.
Consolidated Balance Sheets
(In US Dollars)

_____________________________________________________________________________________________________

                                                                      December 31,       December 31,
                                                                          2007               2006
_____________________________________________________________________________________________________

ASSETS

Current
     Cash and cash equivalents                                        $    660,407       $    414,233
     Accounts receivable                                                   510,640            379,943
     Inventory                                                             843,531            260,175
     Prepaid expenses and other                                            150,789             90,039
_____________________________________________________________________________________________________
                                                                         2,165,367          1,144,390

Property and Equipment (Note 9)                                             78,740              6,690

Intangible Assets (Note 10)                                                 65,720             52,997
_____________________________________________________________________________________________________
                                                                      $  2,309,827       $  1,204,077
=====================================================================================================

LIABILITIES

Current
     Accounts payable                                                 $    555,833       $    413,746
     Accrued Liabilities                                                   110,883             56,065
     Due to related party (Note 8)                                         543,322            121,630
     Capital lease obligation, current portion (Note 7)                      1,582              4,838
     Note payable (Note 5)                                                 100,000            300,000
     Short term debt (Note 11)                                              21,729                  -
_____________________________________________________________________________________________________
                                                                         1,333,349            896,279

Note Payable (Note 5)                                                      200,000                  -
Long Term Debt (Note 11)                                                    10,942             27,770
Capital Lease Obligation (Note 7)                                                -              1,544
_____________________________________________________________________________________________________
                                                                         1,544,291            925,593
_____________________________________________________________________________________________________
COMMITMENTS and CONTINGENCIES (Note 1 and 14)

STOCKHOLDERS' EQUITY

Capital Stock (Note 12)
     Authorized:    100,000,000 common shares without par value
     Issued and outstanding:  27,913,589 common shares
                              (December 31, 2006 - 23,750,154)           6,026,436          4,120,646

Additional Paid-in Capital                                                 650,153            254,232

Accumulated Other Comprehensive Income                                     176,048             53,536

Deficit                                                                 (6,087,101)        (4,149,930)
_____________________________________________________________________________________________________

                                                                           765,536            278,484
_____________________________________________________________________________________________________

                                                                      $  2,309,827       $  1,204,077
=====================================================================================================


 The accompanying notes are an intergral part of these consolidated financial statements.




NATURALLY ADVANCED TECHNOLOGIES, INC.
Consolidated Statements of Operations
(In US Dollars)

__________________________________________________________________________________________
                                                                   For year ended
                                                                    December 31,
                                                           _______________________________
                                                               2007               2006
__________________________________________________________________________________________

Sales                                                      $  2,490,885       $  1,266,781

Cost of sales                                                 1,696,339            935,908
__________________________________________________________________________________________

Gross profit                                                    794,546            330,873
__________________________________________________________________________________________

Expenses
     Advertising and Promotion                                  287,766            228,521
     Amortization & Depreciation                                 24,144             17,919
     Consulting  & Contract Labour                              562,069            390,073
     General & Administrative                                   413,322            271,395
     Interest                                                    96,855             81,155
     Professional Fees                                          188,706            192,072
     Research & Development (net of Government Grant)           254,746            199,579
     Salaries & Benefits                                        904,109            413,941
     Gain on Settlement of Debt (Note 21)                             -            (48,161)
__________________________________________________________________________________________

                                                              2,731,717          1,746,494

Loss from operations                                         (1,937,171)        (1,415,621)

Minority Interest  (Note 4)                                           -             40,722
__________________________________________________________________________________________

NET LOSS                                                   $ (1,937,171)      $ (1,374,899)
==========================================================================================

Loss per share (basic and diluted)                         $      (0.08)      $      (0.07)
==========================================================================================

Weighted average number of common shares outstanding         25,140,373         19,180,368
==========================================================================================


 The accompanying notes are an intergral part of these consolidated financial statements.




NATURALLY ADVANCED TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(In US Dollars)

_______________________________________________________________________________________________________________

                                                                                         For year ended
                                                                                          December 31,
                                                                                _______________________________
                                                                                    2007               2006
_______________________________________________________________________________________________________________

Cash flows from (used in) operating activities
  Net loss                                                                      $ (1,937,171)      $ (1,374,899)
  Adjustments to reconcile net loss to net cash from operating activities
   Depreciation & amortization                                                        24,144             17,919
   Gain on settlement of debt                                                              -            (48,161)
   Stock based compensation                                                          404,898            176,511
   Shares issued for services                                                          6,150
   Minority Interest                                                                       -            (40,722)
Changes in working capital assets and liabilities
  Decrease (increase) in accounts receivable                                        (130,697)          (179,415)
  Decrease (increase) in government grant receivable                                       -            (37,952)
  Decrease (increase) in inventory                                                  (583,356)            15,966
  Decrease (increase) in prepaid expenses                                            (60,750)           (14,911)
  (Decrease) increase in accounts payable and accrued liabilities                    196,905            135,965
 (Decrease) Increase in due to related parties                                        11,693             91,181
_______________________________________________________________________________________________________________

  Net cash flows used in operating activities                                     (2,086,184)        (1,258,518)
_______________________________________________________________________________________________________________

Cash flows from (used in) investing activities
  Purchase of property and equipment                                                 (96,194)            (4,812)
  Acquisition of trademarks & license                                                (12,723)           (54,506)
_______________________________________________________________________________________________________________

Net cash flows used in investing activities                                         (108,917)           (59,318)
_______________________________________________________________________________________________________________
Cash flows from (used in) financing activities
  Issuance of capital stock for cash                                               1,890,662            569,318
  Notes payable                                                                            -           (100,000)
  Related parties advances                                                           410,000                  -
  Long term debt repayment                                                           (16,828)               (31)
  Short term debt (repayment)                                                         21,729            (29,467)
  Capital lease obligation                                                            (4,800)            (7,569)
_______________________________________________________________________________________________________________

Net cash flows from financing activities                                           2,300,763            432,251
_______________________________________________________________________________________________________________

Effect of exchange rate changes on cash and cash equivalents                         122,512             38,879
_______________________________________________________________________________________________________________

Increase (decrease) in cash and cash equivalents                                     246,174           (846,706)
Cash and cash equivalents, beginning                                                 414,233          1,260,939
_______________________________________________________________________________________________________________

Cash and cash equivalents, end                                                  $    660,407       $    414,233
===============================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
AND NON-CASH FINANCING AND INVESTING ACTIVITIES:
     Cash paid for interest                                                     $     39,340       $     78,581
     Cash paid for income taxes                                                 $          -       $          -
     Capital stock issued in exchange for Crailar shares                        $          -       $    324,531
     Capital stock issued as compensation                                       $      6,150       $          -


        The accompanying notes are an intergral part of these consolidated financial statements.



NATURALLY ADVANCED TECHNOLOGIES INC.
Consolidated Statement of Stockholders' Equity
December 31, 2007
(In US Dollars)

____________________________________________________________________________________________________________________________________

                                                                                            Accumulated
                                                         Common shares        Additional       other
                                                     ______________________    paid-in     comprehensive
                                                       Shares      Amount      capital     income\(loss)    Deficit        Total
                                                                      $           $              $             $             $
____________________________________________________________________________________________________________________________________

Balance, December 31, 2005                           16,811,815   2,242,128    1,062,391       12,259      (2,677,689)      639,089
                                                                                                                                  -
Exercise of stock options at $0.20 per share              8,336       1,667            -            -               -         1,667
Issuance of common stock for cash                     1,710,003     567,651            -            -               -       567,651
Issuance of common stock in exchange for
  Crailar shares                                      5,200,000   1,300,000     (975,469)           -               -       324,531
Issuance of common stock on settlement of debt           20,000       9,200            -            -               -         9,200
Stock-based compensation                                      -           -      167,310            -               -       167,310
Components of comprehensive income (loss)                                                                                         -
    Foreign currency translation                              -           -            -       41,277               -        41,277
    Net Loss                                                                                               (1,374,899)   (1,374,899)
    Minority Interest                                         -           -            -            -         (97,342)      (97,342)
____________________________________________________________________________________________________________________________________


Balance, December 31, 2006                           23,750,154   4,120,646      254,232       53,536      (4,149,930)      278,484

Exercise of stock options                               275,696      69,640       (8,977)           -               -        60,663
Issuance of common stock for cash                     1,580,239     680,000            -            -               -       680,000
Issuance of common stock on exercise of
  warrants                                            2,300,000   1,150,000                                               1,150,000
Issuance of common stock as bonus                         7,500       6,150                                                   6,150
Stock-based compensation                                      -           -      404,898            -               -       404,898
Components of comprehensive income (loss)                                                                                         -
    Foreign currency translation                              -           -            -      122,512               -       122,512
    Net loss                                                  -           -            -            -      (1,937,171)   (1,937,171)
    Minority Interest                                         -           -            -            -               -             -
____________________________________________________________________________________________________________________________________

Balance, December 31, 2007                           27,913,589   6,026,436      650,153      176,048      (6,087,101)      765,536
====================================================================================================================================


 The accompanying notes are an integral part of these consolidated financial statements.


NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007



1.   NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     Naturally Advanced Technologies Inc. (the "Company") was incorporated in the Province of British Columbia, Canada, on October 6, 1998, and is in the business of designing and distributing apparel made from, and the technological development of natural sustainable fibers. The Company changed its name from Hemptown Clothing Inc. on March 21, 2006.

     GOING CONCERN

     The Company's consolidated financial statements are prepared using generally accepted accounting principles ("GAAP") in the United States of America applicable to a going concern, which contemplates the realization of assets and payment of liabilities in the normal course of business. The Company has incurred losses since inception of $6,087,101, and further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

     During 2007 the Company raised $1,890,662 from equity funding for working capital requirements. The Company plans to raise additional financing as needed in 2008 through equity placements. However, there can be no assurance that capital will continue to be available as necessary to meet the Company's ongoing working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company.

     COMPARATIVE FIGURES

     Certain of the comparative figures have been reclassified to conform to the current year's presentation.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007


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

     c)   Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring management's estimates and assumptions are determining the allowance for doubtful accounts, the fair value of transactions involving common stock and financial instruments and deferred tax balances

     d)   Accounts Receivable and Allowance for Doubtful Accounts

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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007


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

          Assets under capital lease            straight-line over term of lease

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007


     i)   Intangible Assets

          Intangible assets are stated at cost and are amortized as follows

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

     k)   Income Taxes

          In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for uncertainty in Income Taxes," ("FIN 48") an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the entities recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company adopted FIN 48 on January 1, 2007 and it has not had an impact on its financial position, results of operations or cash flows.

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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007


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

     m)   Stock-based Compensation

          On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), "SHARE-BASED PAYMENT", which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R.

     n)   Earnings (Loss) Per Share

          Basic and diluted earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "EARNINGS PER Share". Common stock equivalents from stock options and warrants were excluded from the calculation of net loss per share for December 31, 2007, and 2006 as their effect is anti-dilutive.

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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007


     p)   Risk Management

          CURRENCY RISK. Although the Company conducts its business principally in Canada, the majority of its purchases are made in U.S. currency. Additionally, the majority of the Company's debt is denominated in U.S. currency. The Company does not currently hedge its foreign currency exposure and accordingly is at risk for foreign currency exchange fluctuations.

          CREDIT RISK. Credit risk is managed by dealing with customers whose credit standing meet internally approved policies, and by ongoing monitoring of credit risk. As at December 31, 2007, the Company had significant concentrations of credit exposure to two customers however management has determined that these customers do not pose a credit risk.

          INTEREST RATE RISK. All term debt has fixed interest rates and no significant exposure to interest rate fluctuation risk.

     q)   Recent Accounting Pronouncements

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 157 on its financial position and results of operations.

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

          In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007


          beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company's financial statements upon adoption.

          In December 2007, the FASB issued SFAS No. 141 (Revised) "Business Combinations". SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company's financial statements upon adoption.

          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007


     r)   Research and Development

          Research and development costs are charged to operations as incurred. Development costs of $267,108 ($217,757 - 2006) for the year ended December 31, 2007 were attributable to Crailar Fiber Technologies development of its bast fiber technology and research and development costs associated with apparel are $34,301 ($19,774 - 2006)

     s)   Government Grants

          The Company is eligible for certain grants from the Government of Canada under its Scientific Research and Development tax credit program ("SRED Program"). The Company recognizes these grants upon confirmation from the Government of their eligibility and amount. Government grants are accounted for as an offset of research and development expenses.

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

4.   MINORITY INTEREST

     Crailar Fiber Technologies Inc ("Crailar") was incorporated on April 5, 2005. It was incorporated for the purpose of developing bast fiber technology.

     During the year ended December 31, 2005, Crailar issued 1,300,000 shares from treasury at $1.00 per share to new investors for total proceeds of $1,300,000, representing a 25% minority interest in Crailar. On August 21, 2006, pursuant to the terms of a Share Exchange Agreement, the Company re-purchased the 25% minority interest of Crailar in exchange for issuing 5,200,000 units of the Company at $0.25 per unit. (See Note 12)

     The minority interest share of the loss in Crailar for the period ended August 21, 2006 is $40,722.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007


5.   NOTE PAYABLE

     Celestine Asset Management Loan

     On April 21, 2004, the Company received $400,000 by way of a secured and subordinated loan agreement from Celestine Asset Management ("Celestine"). The term of the loan was from April 21, 2004 to October 21, 2005, and the interest rate thereunder was 10% per annum, calculated semi-annually, with interest payments due semi-annually.

     The security granted was by way of a fixed charge and a security interest in the Company's existing accounts receivable insurance policy through Export Development Canada and St. Paul Guarantee Insurance Company respecting losses sustained by the Company, and a floating charge and a security interest in all assets of the Company, subject and subordinate, to any borrowing by the Company with banks and lending institutions.

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

     Rana Corp. Loan

     On July 21, 2007, the Celestine loan was assumed and renewed by Rana Corp. until April 22, 2009, at 12% per annum, calculated semi-annually, with interest payments due semi-annually. The loan is due as follows: (a) $100,000 on July 22, 2008; and (b) $200,000 on July 22, 2009. Included in
     accrued liabilities at December 31, 2007 is an accrual for interest of $41,918, this amount was paid March 13, 2008. There was no fee paid for arranging the loan renewal.

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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007


6.   SHORT TERM LOAN

     Spectrum Financial Corporation ("Spectrum")

     On December 18, 2004 the Company entered into an agreement with Spectrum to factor a portion of the Company's accounts receivable. Spectrum advances funds based on Spectrum approved sales invoices ("non-recourse") and Company approved sales invoices ("recourse") and charges a commission of one and one-quarter percent (1.25%) of all approved invoice amounts. Spectrum advances 70% of the sales invoice when the goods are shipped. The remainder of the invoice less factoring commissions and less any interest owing are paid to the Company upon receipt of funds by Spectrum. In the event of non-receipt by Spectrum, the Company is only responsible to reimburse Spectrum for recourse invoices. Interest is charged by Spectrum on amounts advanced at the rate of one and one-half percent (1.5%) over the Wall Street Journal designated prime or base rate.

     Minimum factoring commissions payable under this agreement will be $12,000 over each consecutive year, payable at the rate of $1,000 per month.

     The Company has granted a subordinated security interest to Spectrum over all accounts receivable, all bank deposits and any tax refunds subject to the priority claims of the note payable to Rana Corp.(Note 5)


7.   CAPITAL LEASE OBLIGATIONS

     The Company has capital leases for equipment with payments totaling $2,030 ($6,382- 2006), including interest, remaining due on these leases which will expire during 2008. The principal amount outstanding on these leases is $1,582.


8.   DUE TO RELATED PARTIES

     On May 5, 2006, the Company received a short-term working capital loan of $100,000 from a director, which was originally due and payable on September 30, 2006. The interest rate is 12% per annum and the loan is secured by a subordinated charge on the assets of the Company. On October 1, 2006, the director agreed to extend the short-term loan under the same terms and the loan is due on January 15, 2007. The interest accrued under the initial loan was paid on October 25, 2006, and an accrual for interest was made on December 31, 2006, in the amount of $3,025 which has been included in accrued liabilities. On January 15, 2007 the director agreed to extend the short-term loan until April 30, 2007. The loan was repaid on June 7, 2007, along with interest of $ 8,219.

     On February 19, 2007, the Company signed a secured loan agreement with the same director for financing of apparel manufacturing. Under the terms of this agreement, the Company can borrow up to $400,000 at an interest rate of 12% with a 1% charge for each draw on the loan. On August 28, 2007, this

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007


     amount was increased to $550,000. The loan is secured by a subordinated charge on the assets of the Company and will mature on February 28, 2008. The loan was subsequently renewed and will now mature on February 28, 2009. On March 21, 2007, the Company made a draw on the loan of $180,000 and further draws totaling $330,000 were made during the remainder of 2007, which remain outstanding at December 31, 2007. The total amount outstanding under the agreement including interest at December 31, 2007 was $543,322. An accrual for interest of $33,322 has been included in accrued liabilities as at December 31, 2007, and was paid on February 29, 2008.

     Following is a schedule of directors and officers compensation for the years ended December 31, 2007 and 2006.


                                                  FAIR VALUE OF      NUMBER OF          FAIR VALUE OF
                 ANNUAL        STOCK OPTIONS      STOCK OPTIONS      OPTIONS VESTED     OPTIONS VESTED
              COMPENSATION     ISSUED IN YEAR     ISSUED IN YEAR     IN YEAR            IN YEAR

     2007       $420,777         1,755,000           $713,266          1,175,438           $297,869
     2006       $385,852         1,275,000           $271,265            391,696           $ 85,658



9.   PROPERTY AND EQUIPMENT


                                               Accumulated       Net Book Value        Net Book Value
                                    Cost       Depreciation     December 31, 2007     December 31, 2006
     __________________________________________________________________________________________________

     Computer equipment           $ 12,322       $  8,387           $  3,935              $  1,639

     Equipment                      38,123          3,845             34,278                   329

     Furniture and fixtures         32,911          5,840             27,071                 3,672

     Leasehold improvements         22,208         10,335             11,873                 1,050

     Computer equipment under
     capital lease                 53, 426         51,843              1,583                     -

                                  $158,990       $ 80,250           $ 78,740              $  6,690
     ==================================================================================================


NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007


10.  INTANGIBLE ASSETS

     The aggregate amortization expense for the year ended December 31, 2007 was $11,173. (2006 - $2,668). Trademarks acquired in 2007 consist of the cost of registration of the tradename CRAILAR in various countries. License fee consists of the Company's initial payment to the National Research Council of Canada under the terms of a technology license agreement (refer to Note 14(b)).


                                               Accumulated       Net Book Value        Net Book Value
                                    Cost       amortization     December 31, 2007     December 31, 2006
     __________________________________________________________________________________________________


     Trademarks                   $ 54,610       $ 10,747           $ 43,863              $ 32,231

     Licence Fee                    24,951          3,094             21,857                20,766
     __________________________________________________________________________________________________

                                  $ 79,561       $ 13,841           $ 65,720              $ 52,997
     ==================================================================================================


11.  PEMD PAYABLE

     The Company has been advanced funds in the amount of $32,671 (CDN $32,360) from the Canadian Department of Foreign Affairs and International Trade under its Program for Export Market Development ("PEMD") to be used to promote the sales of Canadian goods into foreign markets. The agreement was signed on January 7, 2004, and there is no interest charged on the outstanding amount. The loan is to be paid back each year at 4% of incremental foreign sales over the base year amount by December of the following year. The base year amount was approximately $843,327 (CDN $835,934). The Company owes approximately $21,729 for the year 2007, ($0-2006). If at the end of year five the loan is not paid back, then the outstanding balance of the loan will be forgiven.


12.  CAPITAL STOCK

     During the year ended December 31, 2007, the Company issued 4,163,435 shares of common stock as follows:

     a) In January 2007, 428,573 units at $0.35 per unit, for proceeds of $150,000. Each unit consists of one common share and one non-transferable common stock purchase warrant exercisable at $0.75 per share, expiring in January, 2009. The estimated fair value of the warrants is $60,960 using the Black Scholes option pricing model using a 2 year term, an expected volatility of 81% and a risk free interest rate of 4.85%.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007


     b) In May 2007, 750,000 units at $0.40 per unit, for proceeds of $300,000. Each unit consists of one common share and one non-transferable common stock purchase warrant exercisable at $0.70 per share, expiring in May, 2009. The estimated fair value of the warrants is $143,502 using the Black Scholes option pricing model using a 2 year term, an expected volatility of 84% and a risk free interest rate of 4.66%.

     c) In August 2007, 166,666 units at $0.60 per unit, for proceeds of $100,000. Each unit consists of one common share and one non-transferable common stock purchase warrant exercisable at $0.90 per share, expiring in August, 2009. The estimated fair value of the warrants is $56,257 using the Black Scholes option pricing model using a 2 year term, an expected volatility of 80% and a risk free interest rate of 4.64%.

     d) In September 2007, 235,000 units at $0.70 per unit, for proceeds of $164,500. Each unit consists of one common share and one non-transferable common stock purchase warrant exercisable at $1.00 per share, expiring in September, 2009. The estimated fair value of the warrants is $60,222 using the Black Scholes option pricing model using a 2 year term, an expected volatility of 74% and a risk free interest rate of 4.64%.

     e) In May, June, July and November 2007, 234,164 shares pursuant to the exercise of employee options at $0.20 per share for proceeds of $46,833.

     f) In July and November 2007, 39,585 shares pursuant to the exercise of employee options at $0.31 per share for proceeds of $12,271.

     g) In December 2007, 1,947 shares pursuant to the exercise of employee options at $0.80 per share for proceeds of $ 1,558.

     h) In November and December 2007, 2,300,000 shares pursuant to the exercise of warrants at $0.50 per share for proceeds of $1,150,000.

     i) In November 2007, 7,500 bonus shares for work performed, the shares had a fair value of $6,150.

          Stock issuance cost of $30,000 were paid during the year ended December 31, 2007 and stock issuance costs of $4,500 were accrued during the same period. These costs have been recorded as a cost of capital.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007


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

     b) In January 2006, 20,000 shares as stock based compensation of $9,200, this amount has been included in Salaries and Benefits expense and 8,336 shares pursuant to the exercise of employee options at $0.20 per share for proceeds of $1,667.

     c) Pursuant to a December 2005 agreement, issued 400,000 shares of common stock for proceeds of $100,000.

     d) On August 31, 2006, 5,200,000 units of the Company were issued to re-purchase the 25% minority interest of Crailar Fiber Technologies Inc. (see Note 4). The units consist of one common share and one common stock purchase warrant exercisable at (a) $0.50 per warrant until September 15, 2006; and (b) $1.00 per warrant between September 16, 2006 and March 15, 2007, their expiry date. These warrants expired, unexercised. The estimated fair value of the warrants is $273,946 using the Black Scholes option pricing model using a 2 year term, an expected volatility of 100% and a risk free interest rate of 4.85%.

     e) In November and December, 2006 issued a total of 1,000,003 units at $0.35 per unit, for total proceeds of $350,000. Each unit consists of one common share and one non-transferable common stock purchase warrant exercisable at $0.75 per share, expiring in November and December 2008.

     f) The Company paid total commissions of $12,349 and they have been recorded as a cost of capital.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007


     Share purchase warrants outstanding at December 31, 2007 are summarized as follows:

                                                         Weighted Average
                                                            Remaining
     Range of Exercise Prices     Number of Shares     Contractual Life (yr)
     _______________________________________________________________________

           $0.50 - $0.75             100,000(1)                1.00

           $0.70 - $1.00           2,345,242                   1.12

           $0.75 - $1.00             545,000                   1.00
     _______________________________________________________________________
                Total              2,990,242                   1.09
     =======================================================================

     (1) On January 1, 2006, the Company granted 100,000 warrants at an exercise price of $0.50 per share. The warrants vest at 1/12 per month, beginning January 1, 2006 and expire on January 1, 2009. The fair value of all the warrants granted was determined to be $31,880 using the Black Scholes-Merton ("BSM") option pricing model and assuming an expected life of 3 years, a risk free interest rate of 4.25% and expected volatility of 100%. During the year all these warrants vested and accordingly an expense of $31, 880 has been included in Consulting and Contract Labour expense.

     Share purchase warrants outstanding are:

     ___________________________________________________________________________
                                                                Weighted-Average
                                                   Shares       Exercise Price
     ___________________________________________________________________________

     Warrants outstanding at December 31, 2005    3,556,120           $0.71
     Warrants granted during the year             6,610,003           $0.96
     Warrants expired during the year              (579,030)          $1.96
     ___________________________________________________________________________
     Warrants outstanding at December 31, 2006    9,587,093           $0.83
     Warrants granted during the year             1,580,239           $0.78
     Warrants expired during the year            (5,877,090)          $0.97
     Warrants exercised during the year          (2,300,000)          $0.50
     ___________________________________________________________________________
     Warrants outstanding at December 31, 2007    2,990,242           $0.78
     ===========================================================================

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007


13.  STOCK OPTION PLAN

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

     The fair value of options issued during the year ended December 31, 2007 and 2006 was determined using the BSM option pricing model with the following assumptions:

                                         Year ended            Year ended
                                      December 31, 2007     December 31, 2006
                                      _______________________________________

     Risk-free interest rates          4.48% to 4.66%        4.25% to 4.85%
     Volatility factor                   81% to105%               100%
     Contractual life of options,
       in years                              3                      3
     Weighted average fair value
       of options granted                  $0.40                  $0.20

     During the year ended December 31, 2007, the Company granted 2,100,000 three year common stock options to consultants and employees, exercisable at $0.37 (85,000), $0.50 (380,000), $0.80 (560,000), $0.75 (1,000,000) and
     $0.81 (75,000) which were valued at $849,440. These options were granted under the terms of the Company's 2006 Plan.

     During the year ended December 31, 2006, the Company granted a total of 1,675,000 3 year common stock options to consultants and employees, exercisable at $0.31 per share which were valued at $330,401. These options were granted under the terms of the Company's 2006 Plan. Of this amount, 441,712 vested during the year and accordingly an expense of $95,595 has been recorded with respect to those options.

     During the year ended December 31, 2007, 1,572,862 options vested and accordingly an expense of $404,898 has been recorded with respect to those options. $126,491 was included in Consulting and Contract Labour expense and $278,407 was included in Salaries & Benefits expense.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007


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

     The fair value for the 762,500 options granted to directors and employees was determined to be $96,200. The amount recorded in the year ended December 31, 2006 was $38,502.


     A SUMMARY OF THE COMPANY'S STOCK OPTIONS ARE AS FOLLOWS:

     ___________________________________________________________________________
                                                                Weighted-Average
                                                   Shares       Exercise Price
     ___________________________________________________________________________

     Options outstanding, December 31, 2005       4,061,000           $0.67
     Options exercised during the year               (8,336)           0.20
     Options expired during the year             (1,679,000)           0.67
     Options granted during the year              1,675,000            0.33
     Options cancelled during the year             (450,000)           0.67
     Options outstanding, December 31, 2006       3,598,664            0.51
     Options exercised during the year             (275,696)           0.22
     Options expired during the year             (1,242,000)           0.89
     Options granted during the year              2,100,000            0.70
     Options cancelled during the year             (320,968)           0.49
     ___________________________________________________________________________
     Options outstanding, December 31, 2007       3,860,000           $0.52
     ===========================================================================

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007


__________________________________________________________________________________
                               December 31, 2007
__________________________________________________________________________________
Options Outstanding                                        Options Exercisable
_______________________________________________________    _______________________
                                Weighted
                                Average        Weighted                   Weighted
Range of                        Remaining      Average                    Average
Exercise         Number         Contractual    Exercise    Number         Exercise
Prices           Outstanding    Life (yr)      Price       Exercisable    Price
__________________________________________________________________________________

$0.01 - $0.50    2,280,000      1.53           $0.34        2,150,454     $0.34

$0.51 - $1.00    1,580,000      2.60           $0.77          210,088     $0.80
_______________________________________________________    _______________________
                 3,860,000      1.97           $0.52        2,360,542     $0.38
=======================================================    =======================




14.  COMMITMENTS AND CONTINGENCIES

     a) ANNUAL LEASES

        The Company is committed to current annual lease payments totaling $320,054 for premises under lease. The lease expires in 2011. Approximate minimum lease payments over the remainder of the leases are as follows:

                                                       $

          2008                                      112,050

          2009                                       76,530

          2010                                       70,947

          2011                                       60,527
          _________________________________________________
          Total                                     320,054
          =================================================


     b) NATIONAL RESEARCH COUNCIL OF CANADA ("NRC") COLLABORATION

        JOINT COLLABORATION AGREEMENT

        In May 2004, the Company entered into a joint collaboration agreement with the NRC to develop a patentable enzyme technology for the processing of hemp fibres. The agreement was for three years and expired on May 9, 2007. The NRC was paid as it conducted work on the joint collaboration. There are no further costs or other off-balance sheet liabilities associated with the NRC agreement.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007


        Over the term of the agreement, the Company paid the NRC $283,474 (CDN $282,000) in cash. In addition to cash payments, the Company contributed research and development valued at approximately $556,393 (CDN $553,500). All amounts payable pursuant to the terms of the original agreement have been paid. In October 2007, the Company entered into a new joint collaboration agreement with the NRC to continue to develop a patentable enzyme technology for the processing of hemp fibres. The agreement is for three years and expires on May 9, 2010. The NRC is to be paid as it conducts work on the joint collaboration. There are no further costs or other off-balance sheet liabilities associated with the NRC agreement.

        Over the term of the agreement, the Company will pay the NRC, $369,200 ($366,000CDN) of which $44,960 ($44,550CDN) was due and paid in 2007. In addition to cash payments the Company is to contribute $2,300,000 of "in kind", research and development over the course of the collaboration agreement.

        TECHNOLOGY LICENSE AGREEMENT

        On November 1, 2006, the Company entered into a technology license agreement with the NRC. The license agreement provides the Company a worldwide license to use and sublicense the NRC technology called CRAILAR(R). The Company has paid an initial $24,951 (CDN $25,000) fee and will pay an ongoing royalty of 3% on sales of products derived from the CRAILAR(R) process to the NRC with a minimum annual payment set at $15,130 (CDN$15,000) per year. During the year ended December 31, 2007 the Company paid $ 7,565 (CDN$7,500) and accrued $7,565 (CDN$7,500) of the minimum annual royalty.

     c) ALBERTA RESEARCH COUNCIL ("ARC") COLLABORATION

        In June 2007, the Company's subsidiary, Crailar Fiber Technologies Inc. ("CFT"), entered into a Master Agreement For Technology Development with the Alberta Research Council ("ARC") (the "Technology Agreement") to further develop and commercialize bast fiber technology. The Technology Agreement is intended to act as an umbrella agreement for further bast fiber development planned to be performed by the ARC under different Project Agreements. Under the terms of the Technology Agreement, commencing July 1, 2007, the Company will pay $25,131 (CDN $25,000 ) per quarter to the "ARC" and can terminate the agreement with 90 days notice, unless there are Project Agreements in effect, in which case this Technology Agreement shall expire when there are no longer any Project Agreements in effect. The Company paid $10,052 (CDN $10,000) on April 1, 2007, and $25,131 (CDN $25,000) as due per quarter for 2007. In addition to the above payments, CFT will be responsible for providing work-in-kind with a value of $25,131 (CDN $25,000) per calendar quarter commencing with the first Project Agreement. Under the terms of the Technology Agreement the Company will be entitled to an option for an exclusive, worldwide, royalty-bearing license to use any new

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007


        intellectual property developed pursuant to a Project Agreement. The royalty based on this option will be 3% of gross sales for the first $50,000,000 and 1.5% of gross sales on excess of $50,000,000. The Technology Agreement is in effect as long as there is an active Project Agreement.

     d) CEO AGREEMENT

        On August 15, 2007, the Company signed an agreement with its Chief Executive Officer who will receive $12,500 a month for the period of one year and 1,000,000 options that will not vest until certain conditions are met. The contract can be cancelled by either party with 30 days notice. As at December 31, 2007, none of the options had vested.

     e) CONTINGENCY

        On May 10, 2006, the Company's prior Chief Operating Officer (the "Plaintiff") initiated legal proceedings against the Company by filing a Writ of Summons and Statement of Claim in the Superior Court of British Columbia, civil action no. S-063043. The claim is for wrongful dismissal and the Plaintiff has claimed the following:

          i. an Order that the Company pay the Plaintiff US $163,090 (CDN $182,988)

          ii.  damages in an unspecified amount for wrongful dismissal, and

          iii. an Order that the Company provide options to the Plaintiff in the following amounts and at the following prices: 100,000 shares at market price, 100,000 shares at US $0.75 per share, 120,000 shares at US $0.20 per share, and 250,000 shares at a price equal to that offered to other directors of the Company under the Company's Stock Option Plan,

          iv.  plus costs and interest.

        The parties have come to an agreement in regards to this dispute and the Company has agreed to pay the Plaintiff US $132,500 in two payments, six months apart with the first payment due in April 2008. An accrual for this amount has been included in the statements for the year ended December 31, 2007.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007


15.  INCOME TAXES

     As at December 31, 2007, the Company has estimated tax loss carry forwards for tax purposes of approximately $6,191,000 (2006 - $3,795,000) which expire between 2008 and 2027. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the realizability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

     The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

                                                       2007            2006
                                                    ___________________________

       Loss before income taxes                     $ 1,937,171     $ 1,415,621
       Corporate tax rate                                   32%             32%
       Expected income tax provision (recovery)     $  (610,209)    $  (452,999)

       Increase (Decrease) resulting from:
          Non-deductible stock option expense           127,543          53,540
          Non-deductible expenses                         8,712           7,606
          Valuation Allowance                           473,954         391,853

                                                    ___________________________
        Future income tax provision (recovery)      $         -     $         -
                                                    ===========================

     The tax effects of temporary differences that give rise to the Company's future tax asset (liability) are as follows:

                                                       2007            2006
                                                    ___________________________

       Loss carry forwards                          $ 1,950,200     $ 1,187,700
       Valuation allowance                           (1,950,200)     (1,187,700)
                                                    ___________________________
                                                    $         -     $         -
                                                    ===========================

     As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

     The Company's non-capital losses, which can be applied to reduce future taxable income, expire as follows:

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007




       Year of Expiry                               Amount
       ______________                             __________


            2008                                      19,000
            2009                                     145,000
            2010                                     140,000
            2013                                     318,000
            2014                                   1,076,000
            2015                                   1,216,000
            2025                                   1,309,000
            2026                                     463,000
            2027                                   1,505,000

                                                  __________
                                                  $6,191,000
                                                  ==========

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007


16.  RELATED PARTY TRANSACTIONS

     During the year ended December 31, 2007, $420,777 (2006 - $385,853) was incurred as remuneration to officers and directors of the Company. Of this amount, $221,679 (2006 - $122,891) is recorded as salaries and employee benefits expense and $199,098 (2006 - $269,962) is recorded as contract labour expense.

     On August 15, 2006, the Company granted 500,000 three year stock options at an exercise price of $0.31 per share, under the Company's 2006 Stock Option Plan to a director. These options were valued at $99,343 and are being expensed as certain conditions are met with approval of the board of directors, accordingly an expense of $89,409 has been recognized in the year ended December 31, 2007.

     On August 23, 2006, the Company granted 725,000 three year stock options at an exercise price of $0.31 per share, under the Company's 2006 Stock Option Plan to employees, directors and consultants. These options were valued at $144,047 and are being expensed over their one year vesting period commencing September 23, 2006. Accordingly an expense of $93,953 ($48,025-2006), has been recognized in the year ended December 31, 2007

     During April and May, 2007, the Company granted 465,000 three year stock options at an exercise price of $0.37 and $0.50 per share, under the Company's 2006 Stock Option Plan to employees and directors. These options were valued at $145,424 and are being expensed as certain conditions are met with approval of the board of directors, accordingly, an expense of $116,824 has been recognized in the year ended December 31, 2007.

     During August and September, 2007, the Company granted 1,635,000 three year stock options at an exercise price of $0.80, $0.75 and $0.81 per share, under the Company's 2006 Stock Option Plan to employees, directors and consultants. These options were valued at $704,016 and are being expensed as certain conditions are met with approval of the board of directors, accordingly, an expense of $94,853 has been recognized in the year ended December 31, 2007.

     In January, 2007, a private company, in which the Company's CEO has a 1/3 equity ownership, purchased 428,573 units at $0.35 per unit, for proceeds of $150,000. Each unit consists of one common share and one non-transferable common stock purchase warrant exercisable at $0.75 per share, expiring in January, 2009. The estimated fair value of the warrants is $60,960 using the Black Scholes option pricing model using a 2 year term, an expected volatility of 81% and a risk free interest rate of 4.85%.

     In May, 2007, a private company, in which the Company's CEO has a 1/3 equity ownership, purchased 250,000 units at $0.40 per unit, for proceeds of $100,000. Each unit consists of one common share and one non-transferable common stock purchase warrant exercisable at $0.70 per share, expiring in May, 2009. The estimated fair value of the warrants is $47,834 using the Black Scholes option pricing model using a 2 year term, an expected volatility of 84% and a risk free interest rate of 4.66%.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007



     In December 2007, a private company, in which the Company's CEO has a 1/3 equity ownership, exercised 200,000 warrants for 200,000 shares at $0.50 per share for proceeds of $100,000.

     A private company, in which the Company's CEO has a 1/2 equity ownership, received $30,000 as commission on funds raised during 2007. These costs along with an accrual of a $4,500 were recorded as share issuance costs.

     In 2007, a director purchased 500,000 units at $0.40 per unit, for proceeds of $200,000. Each unit consists of one common share and one non-transferable common stock purchase warrant exercisable at $0.70 per share, expiring in May, 2009. The estimated fair value of the warrants is $95,668 using the Black Scholes option pricing model using a 2 year term, an expected volatility of 84% and a risk free interest rate of 4.66%.

     All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. (See also Notes 8 and 14(d).)


17.  CONCENTRATION RISK

     For the year ended December 31, 2007, four suppliers accounted for 100% of the Company's purchases of inventory. Two suppliers are located in China and supplied 87% of the Company's purchases, the other two suppliers are located in North America and supply approximately 13%.

     For the year ended December 31, 2006, four suppliers accounted for 100% of the Company's purchases of inventory. Two suppliers are located in China and supplied 69% of the Company's purchases, the other two suppliers are located in North America and supply approximately 31%.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007


18.  PROPERTY TRANSFER

     On July 3, 2004, the Company received 80 acres of industrial property in Craik, Saskatchewan for development of a hemp fibre mill. The Company, through its subsidiary 068782 B.C. Ltd., was granted title to the land from the Town of Craik and the Rural Municipality of Craik No. 222 in exchange for $1. Provided the Company is successful in the development of a mill, by July 1, 2007, there will be no further obligations to the Town of Craik. In June, 2007, the Company received a 1 year extension to develop a mill on the property until July 1, 2008. In January 2008, the Company commissioned a geo tech study of the land which was completed in February 2008 as part of the Company's preparation to develop a mill in Craik. However, if development of the facility proves unsuccessful, the Company will either purchase the land for $35,000 or surrender the land back to the Town of Craik. The transfer of the registration of title was completed on February 8, 2005.


19.  GOVERNMENT GRANT

     The Company is eligible for certain non-refundable grants from Government of Canada under its Scientific Research and Development tax credit program ("SRED Program").

     As of December 31, 2007, the Company has recorded and received a grant of $46,663 ($37,952-2006).

     The above government grants have been recorded as a recovery of research and development expenses.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007


20.  SEGMENTED INFORMATION

     The Company's consolidated operations are conducted in two business segments, Naturally Advanced Technologies Inc, which includes apparel sales and Crailar Fiber Technologies Inc which is developing Crailar technology.


     FOR THE YEAR PERIOD ENDED DECEMBER 31, 2007

                                                     Naturally Advanced      Crailar Fiber
                                                      Technologies Inc      Technologies Inc             Total
                                                             $                      $                      $

     Revenue                                             2,490,885                     -               2,490,885
     Operating profit (loss)                            (1,687,832)             (249,339)             (1,937,171)

     AS AT DECEMBER 31, 2007

     Total assets                                        2,019,044               290,782               2,309,826
     Intangible Assets                                       4,096                61,624                  65,720


     FOR THE YEAR PERIOD ENDED DECEMBER 31, 2006

                                                     Naturally Advanced      Crailar Fiber
                                                      Technologies Inc      Technologies Inc             Total
                                                             $                      $                      $

     Revenue                                             1,266,781                    -                1,266,781
     Operating profit (loss)                            (1,202,916)             (212,705)             (1,415,621)

     AS AT DECEMBER 31, 2006

     Total assets                                          710,918               493,879               1,204,077
     Intangible Assets                                                            52,997                  52,997


     The reconciliation of the segment profit (loss) to net income (loss) as reported in the financial statements is as follows:

     For the Year Period  Ended                                  2007                  2006
     December 31,                                                 $                     $

     Segment (Loss)                                          (1,937,171)           (1,415,621)
     Minority Interest                                                -                40,722
     Net Income (loss)                                       (1,937,171)           (1,374,899)


NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007


21.  GAIN ON SETTLEMENT OF DEBT

     The Company was indebted to two vendors during the year ended December 31, 2006; these vendors were unwilling or unable to accept payment from the Company.

22.  SUBSEQUENT EVENTS

     a) In February 2008, 172,500 shares were issued pursuant to the exercise of employee and consultants options between $0.20 and $0.50 per share for proceeds of $47,050.

     b) In March 2008 25,000 shares were issued pursuant to the exercise of employee options at $0.81 per share for proceeds of $20,250.

     c) In March 2008, 385,715 shares were issued pursuant to the exercise of warrants between $0.50 and $0.75 per share for proceeds of $ 264,286.

     d) On March 7, 2008 the Company increased the amount available from the secured loan agreement with a director of the Company to $700,000 and made a draw against the loan for $183,000 on March 8, 2008. (Note 8)

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 12, 2004, our Board of Directors approved and authorized the engagement of Dale Matheson Carr-Hilton LaBonte, Chartered Accountants ("DMCHL"), as our independent public accountants. On June 16, 2004, we engaged DMCHL of Suite 1700, 1140 West Pender Street, Vancouver, British Columbia, Canada V6E 4G1, as our principal independent accountant.

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Kenneth Barker, our Chief Executive Officer, Jason Finnis, our Chief Operating Officer, and Guy Prevost, our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, Messrs. Finnis, Barker and Prevost concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE REPORT

Our Board of Directors has established an audit committee. The members of the audit committee are Mr. Robert Edmunds. Mr. Miljenko Horvat and Ms. Larisa Harrison. Two of the members of the audit committee are "independent" within the meaning of Rule 10A-3 under the Exchange Act. The audit committee was organized in June 2004 and operates under a written charter adopted by the Board of Directors.

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

As of the date of this Annual Report, our directors and executive officers, their ages and positions held are as follows:

NAME                    AGE     OFFICES HELD

Kenneth C. Barker       52      Chief Executive Officer and a Director

Jason Finnis            36      President/Chief Operating Officer and a Director

Larisa Harrison         35      Chief Administration Officer and Secretary/
                                Treasurer and a Director

Guy Prevost             47      Chief Financial Officer and a Director

Robert Edmunds          50      Director

Peter Moore             64      Director

Miljenko Horvat         47      Director

BIOGRAPHIES

The backgrounds of our directors and executive officers are as follows:

KENNETH C. BARKER, PORTLAND, OREGON. Mr. Barker has been our Chief Executive Officer since August 24, 2006, and a member of our Board of Directors since February 6, 2006. Mr. Barker has over twenty years of apparel experience, including merchandising, sourcing and full profit and loss responsibility, public market experience and corporate governance. Mr. Barker is currently a co-president of The Meriwether Group, Inc. of Portland, Oregon, which is a corporate investment and business acceleration firm (the "Meriwether Group"). From approximately October 2003 through April 2005, Mr. Barker was the head of apparel for the North American region for adidas International, where he was responsible for all strategic product and marketing functions within the region. His duties also included providing overall apparel direction and strategy for the adidas North American apparel business, creation of the global brand vision of apparel, and responsible for sales delivery and brand strategy in the North American marketplace. From approximately January 2001 to October 2003, Mr. Barker was the director of apparel for adidas America, where he was responsible for overall profit and loss for the entire apparel business in the United States. Mr. Barker also previously worked for Adidas Canada Limited in Toronto, Canada and Levi Strauss & Co.

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

LARISA HARRISON, VANCOUVER, BRITISH COLUMBIA. Ms. Harrison has been a member of the Board of Directors and our Chief Administration Officer and Secretary/Treasurer since December 15, 2000. Ms. Harrison has been working in the hemp clothing industry since 1995. Ms. Harrison was instrumental in creating the growth in demand for our products over the past years. From1998 to 2005, Ms. Harrison worked as a self-employed administrative consultant providing human resource management, developing customizing computer databases, and providing bookkeeping services for several Canadian businesses. In May of 1998, Ms. Harrison was employed by one of Canada's largest providers of private label fashion to North American department and chain stores. In this role, Ms. Harrison provided product development, sales support and production management for a number of clients. Ms. Harrison possesses extensive experience in the apparel industry, network administration, and graphic design. Ms. Harrison is a graduate of the University of Victoria with a Fine Arts degree from the School of Music.

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

PETER MOORE, PORTLAND, OREGON. Mr. Moore has been one of our directors since July 11, 2006, and on our Advisory Board since October 2004. We believe Mr. Moore is generally considered one of the top branding and design experts in the industry. He has over twenty years of footwear and apparel experience, including design and development, involving Nike, adidas and several other prominent brands and concepts in sportswear history. His roles have included creative director at Nike (Air Jordan, Nike Air). Mr. Moore was one of two individuals responsible for creation of the Air Jordan concept during the mid-1980's after which he subsequently left with a colleague to form Sports Inc. a sports marketing company in Portland, Oregon. Mr. Moore was also previously the chief executive officer adidas North America and worldwide creative director of adidas AG.

MILJENKO HORVAT, VANCOUVER, BRITISH COLUMBIA. Mr. Horvat has been one of our directors since July 11, 2006. Mr. Horvat has over twenty years of experience in the investment banking and private investing industry. Mr. Horvat currently is the President of Horvat Capital Corp., a Vancouver-based investment firm. Mr. Horvat's duties include sourcing and managing leverage buyout transactions throughout Canada on behalf of The Riverside Company, a private equity firm that has over $1.5 billion under management involving investments in industry segment-leading companies with enterprise values between $15,000,000 and $150,000,000. Previously, Mr. Horvat was the president and chief executive officer of NewspaperDirect, Inc., a corporation based in New York and Vancouver, Canada, which is an Internet based, print on demand distributor of daily newspapers. While at NewspaperDirect, Inc., Mr. Horvat was responsible for raising a total of $12,500,000 in funding, establishing relationships with 185 publishers of daily newspapers around the world, expanding market presence to 65 countries, implementing a radical restructuring in response to market conditions during 2001, and growing revenues of 450% in twelve months resulting in sales for fiscal year 2003 of $1,500,000. Mr. Horvat's prior experience also includes employment at Citicorp as managing director, Russia Direct Equity, and at Citibank, Russia, where he led the creation of Citibank's full service commercial banking operations in Russia. Mr. Horvat is also a member of the Advisory Board of the Maurice Young Center for Entrepreneurship. He earned an M.A. in International Relations at Yale University and a B.A. in Political Science from Zagreb University.

FAMILY RELATIONSHIPS

As of the date of this Annual Report, Ms. Harrison and Mr. Finnis are married. Otherwise, there are no family relationships among our directors or officers.

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

We have posted the text of the Code on our Internet website at www.naturallyadvanced.com Furthermore, upon request, we shall provide to any person without charge a copy of the Code. Any such requests should be directed to Ms. Larisa Harrison, Chief Administration Officer, 402-1008 Homer Street, Vancouver, British Columbia, Canada V6B 2X1.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires directors and officers, and the persons who beneficially own more than 10% of common stock, of certain companies to file reports of ownership and changes in ownership with the Securities and Exchange Commission. We are not required to file reports under Section 16 of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal year ended December 31, 2007 and 2006 (collectively, the "Named Executive Officers"):



SUMMARY COMPENSATION TABLE

__________________________________________________________________________________________________________________________________

                                                                           NON-EQUITY     NON-QUALIFIED     ALL OTHER
                                                                         INCENTIVE PLAN     DEFERRED       COMPENSATION
                                                                          COMPENSATION    COMPENSATION
NAME AND                                           STOCK                                    EARNINGS
PRINCIPAL                  SALARY      BONUS      AWARDS      OPTION                                                        TOTAL
POSITION          YEAR       ($)        ($)         ($)     AWARDS ($)         ($)             ($)             ($)           ($)
__________________________________________________________________________________________________________________________________

Kenneth Barker    2006    $ 62,500      -0-         -0-      $146,913                                                     $209,413
CEO                          (1)                                (2)            ---             ---             ---
                  2007    $150,000      -0-         -0-      $419,954          ---             ---             ---        $569,954
                             (1)                                (3)
__________________________________________________________________________________________________________________________________
Jerry Kroll,
prior Chief
Executive
Officer           2006    $125,806      -0-         -0-      $ 24,836 (5)      ---             ---             ---        $150,642
                  2007    $ 74,520 (4)  -0-         -0-        14,276 (6)                                                  $88,796
__________________________________________________________________________________________________________________________________
Jason Finnis,
President         2006    $ 68,398      -0-         -0-      $ 24,836 (3)      ---             ---             ---        $ 93,234
                  2007    $ 88,268      -0-         -0-      $ 67,193 (8)      ---             ---             ---        $155,461
__________________________________________________________________________________________________________________________________
Guy Prevost,
Chief Financial
Officer           2006    $ 74,656      -0-         -0-      $ 24,836 (9)      ---             ---             ---        $ 99,492
                  2007    $ 98,276      -0-         -0-      $115,436 (10)     ---             ---             ---        $213,712
__________________________________________________________________________________________________________________________________
Larisa Harrison,
Chief
Administrative
Officer           2007    $ 84,233      -0-         -0-      $ 70,491 (1)      ---             ---             ---        $154,725
__________________________________________________________________________________________________________________________________

(1) This amount represents fees paid by us to the Named Executive Officer during fiscal year ended December 31, 2007 and 2006 pursuant to an executive services agreement between us and the Named Executive Officer, which is more particularly described in this Annual Report. See "Item 10. Executive Compensation - Employment and Consulting Agreements."

(2) This amount represents the fair value of the 700,000 Stock Options at the date of grant during fiscal year ended December 31, 2006, which was estimated using the Black-Scholes option pricing model.

(3) This amount represents the fair value of the 1,000,000 Stock Options at the date of grant during fiscal year ended December 31, 2007, which was estimated using the Black-Scholes option pricing model. As of the date of this Annual Report, of the 1,000,000 Stock Options, an aggregate 450,000 Stock Options have vested pursuant to their terms resulting in an aggregate fair value of $89,409.




(4) Jerry Kroll, our prior Chief Executive Officer, resigned from his executive position effective as of October 14, 2007.

(5) This amount represents the fair value of the 125,000 Stock Options at the date of grant during fiscal year ended December 31, 2006, which was estimated using the Black-Scholes option pricing model.

(6) This amount represents the fair value of the 25,000 Stock Options at the date of grant during fiscal year ended December 31, 2007, which was estimated using the Black-Scholes option pricing model.

(7) This amount represents the fair value of the 125,000 Stock Options at the date of grant during fiscal year ended December 31, 2006, which was estimated using the Black-Scholes option pricing model.

(8) This amount represents the fair value of the 150,000 Stock Options at the date of grant during fiscal year ended December 31, 2007, which was estimated using the Black-Scholes option pricing model. As of the date of this Annual Report, of the 150,000 Stock Options, an aggregate 113,328 Stock Options have vested pursuant to their terms resulting in an aggregate realized fair value of $38,954.

(9) This amount represents the fair value of the 125,000 Stock Options at the date of grant during fiscal year ended December 31, 2006, which was estimated using the Black-Scholes option pricing model.

(10) This amount represents the fair value of the 350,000 Stock Options at the date of grant during fiscal year ended December 31, 2007, which was estimated using the Black-Scholes option pricing model. As of the date of this Annual Report, of the 350,000 Stock Options, an aggregate 113,328 Stock Options have vested pursuant to their terms resulting in an aggregate realized fair value of $105,757.

(11) This amount represents the fair value of the 160,000 Stock Options at the date of grant during fiscal year ended December 31, 2007, which was estimated using the Black-Scholes option pricing model. As of the date of this Annual Report, of the 160,000 Stock Options, an aggregate 143,328 Stock Options have vested pursuant to their terms resulting in an aggregate realize fair value of $42,252.


STOCK OPTIONS/SAW GRANTS IN FISCAL YEARS ENDED DECEMBER 31, 2007

The following table sets forth information as at December 31, 2007, relating to Stock Options that have been granted to the Named Executive Officers:


____________________________________________________________________________________________________________________________________

                                                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
____________________________________________________________________________________________________________________________________
                                  OPTION AWARDS                                                        STOCK AWARDS
____________________________________________________________________________________________________________________________________
                                                                                                  Equity           Equity Incentive
                                      Equity Incentive                                 Market     Incentive Plan   Plan Awards:
            Number of   Number of     Plan Awards:                          Number of  Value of   Awards: Number   Market or Payout
            Securities  Securities    Number of                             Shares or  Shares or  of Unearned      Value of
            Underlying  Underlying    Securities                            Units of   Units of   Shares, Units    Unearned Shares,
            Unexercised Unexercised   Underlying        Option              Stock That Stock That or Other Rights  Units or Other
            Options     Options       Unexercised       Exercise Option     Have Not   Have Not   That Have Not    Rights That Have
            Exercisable Unexercisable Unearned Options  Price    Expiration Vested     Vested     Vested           Not Vested
Name            (#)          (#)           (#)            ($)    Date         (#)       ($)         (#)              (#)
____________________________________________________________________________________________________________________________________

Kenneth           *                                                              -0-        -0-      -0-               -0-
Barker CEO  350,000        650,000          -0-          0.70     08/24/10   650,000    $99,343      -0-               -0-

Jerry        25,000            -0-          -0-          0.80     08/24/10       -0-        -0-      -0-               -0-
Kroll,
prior CEO

Jason       133,328            -0-          -0-          0.80     08/08/10    16,672    $41,549      -0-               -0-
Finnis,
President


Guy         350,000            -0-          -0-          0.80     08/24/10       -0-        -0-      -0-               -0-
Prevost,
CFO

Larisa      143,328         16,672          -0-          0.80**   08/24/10    16,672    $40,549      -0-               -0-
Harrison,                                                050      05/15/10
CAO
____________________________________________________________________________________________________________________________________

*The 1,000,000 Stock Options are held of record by Meriwether Investments LLC, of which Mr. Barker has an equity 50% ownership interest. **150,000 Stock Options were granted exercisable at $0.80 per share expiring on August 24, 2010 and 10,000 Stock Options were granted exercisable at $0.50 per share expiring on May 15, 2010.


The following table sets forth information relating to compensation paid to our directors in 2007:


          DIRECTOR COMPENSATION TABLE
_____________________________________________________________________________________________________________________________
                                                                                 Change in
                                                                                 Pension
                                                                                 Value and
                           Fees                                 Non-Equity       Nonqualified
                           Earned or                            Incentive        Deferred             All
                           Paid in     Stock     Option         Plan             Compensation        Other
                           Cash        Awards    Awards         Compensation     Earnings         Compensation      Total
Name                         ($)        ($)        ($)                ($)            ($)               ($)            ($)
_____________________________________________________________________________________________________________________________

Jerry Kroll, Chairman        -0-         -0-       -0-              -0-              -0-               -0-             -0-(1)

Kenneth Barker               -0-         -0-       -0-              -0-              -0-               -0-             -0-(1)

Jason Finnis                 -0-         -0-       -0-              -0-              -0-               -0-             -0-(1)

Larisa Harrison              -0-         -0-       -0-              -0-              -0-               -0-             -0-(1)

Guy Prevost                  -0-         -0-       -0-              -0-              -0-               -0-             -0-(1)

Robert Edmunds               -0-         -0-      $17,864 (2)       -0-              -0-               -0-           $17,864

Peter Moore                  -0-         -0-      $14,276 (3)       -0-              -0-               -0-           $14,276

Miljenko Horvat              -0-         -0-      $17,864 (2)       -0-              -0-               -0-           $17,864
_____________________________________________________________________________________________________________________________

(1) These individuals received compensation in accordance with their respective positions as executive officers as reflected on the Summary Compensation Table for Named Executive Officers, of which the grant of Stock Options has been included.

(2) This amount represents the fair value of 35,000 Stock Options at the date of grant which was estimated using the Black-Scholes option pricing model.

(3) This amount represents the fair value of 25,000 Stock Options at the date of grant which was estimated using the Black-Scholes option pricing model.



EMPLOYMENT AGREEMENTS

As of the date of this Annual Report, we have employment agreements with certain of our executive officers as discussed below.

CEO EXECUTIVE SERVICES AGREEMENT

On August 24, 2006, we entered into a one-year chief executive services agreement with Meriwether Accelerators, LLC, the private limited liability company ("Meriwether Accelerators"), through which we engage Kenneth Barker as our Chief Executive Officer (the "CEO Services Agreement"). In accordance with the terms and provisions of the CEO Services Agreement: (i) we retained Mr. Barker as our Chief Executive Officer and the Meriwether Accelerators as a consultant to us; (ii) Mr. Barker will provide such corporate management related services as our Board of Directors shall from time to time reasonably assign and as may be necessary for the ongoing maintenance and development of our various business interests; (iii) we shall pay to the Meriwether Accelerators a monthly fee of $12,500 U.S. (with the acknowledgment that an additional monthly fee of $2,500 U.S. has been paid and will continue to be paid to the Meriwether Accelerators under a pre-existing services arrangement); and (iv) we grant to the Meriwether Accelerators an aggregate of 200,000 stock options at an exercise price of $0.31 per share exercisable for a period of three years vesting immediately and a further 500,000 stock options at an exercise price of $0.31 per share, which shall vest at certain dates upon the attainment by us of certain initial deliverables which have been agreed upon by the parties in advance.

On approximately November 27, 2007, we authorized the renewal of the CEO Services Agreement. Pursuant to the CEO Executive Services Agreement, Mr. Barker was engaged for an additional one-year term to serve as our Chief Executive Officer. In accordance with the terms and provisions of the CEO Services
Agreement: (i) we agree to retain Mr. Barker as our Chief Executive Officer and to further engage Meriwether Accelerators as a consultant; (ii) we agree to pay to Meriwether Accelerators a gross monthly fee of $12,500, with the acknowledgement that an additional fee of $2,500 per month has been paid and continues to be payable by us; and (iii) we granted to Meriwether Accelerators an aggregate 1,000,000 Stock Options, which shall vest in accordance with the attainment of certain deliverables.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 28,496,804 shares of common stock issued and outstanding.

________________________________________________________________________________________________________________
                           NAME AND ADDRESS(1) OF BENEFICIAL           AMOUNT AND NATURE OF           PERCENTAGE
  TITLE OF CLASS                         OWNER                         BENEFICIAL OWNERSHIP            OF CLASS
________________________________________________________________________________________________________________

Common               Robert Edmunds                                        1,906,030 (2)                 6.73%

Common               Jason Finnis and Larisa Harrison                      2,786,550 (3)                 9.74%

Common               Kenneth Barker                                        3,928,574 (4)                12.85%

Common               Jerry Kroll                                           2,860,987 (5)                10.15%

Common               Peter Moore                                           2,050,000 (6)                 7.33%

Common               Miljenko Horvat                                       2,020,000 (7)                 7.00%

Common               Guy Prevost                                             591,320 (8)                 2.08%

Common               All Officers and Directors as a Group (7             16,143,461 (9)                48.23%
                     members)

MAJOR SHAREHOLDERS:

Common               Dennis Howitt Trust                                   3,255,000(10)                12.73%

Common               Chen Yen Yeo                                          2,000,000 (11)                7.82%
________________________________________________________________________________________________________________

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

      The address for our officers and directors is c/o Naturally Advanced Technologies, Inc., 402 - 1008 Homer Street, Vancouver, British Columbia, Canada V6B 2X1.

(2) This figure consists of: (i) 1,282,815 shares of common stock held of record by Robert Edmunds; (ii) 200,000 shares of common stock held of record by Lesley Hayes, the wife of Mr. Edmunds; (iii) 25,000 Stock Options held of record by Robert Edmunds exercisable into 25,000 shares of common stock at $0.20 per share expiring on May 10, 2008; (iv) 25,000 Stock Options held of record by Robert Edmunds exercisable into 25,000 shares of common stock at $0.31 per share expiring on August 23, 2009; (v) 10,000 Stock Options held of record by Robert Edmunds exercisable into 10,000 shares of common stock at $0.50 per share expiring on May 15, 2010; (vi) 40,000 Stock Options held of record by Lesley Hayes exercisable into 40,000 shares of common stock at $0.37 per share expiring on March 5, 2010; (vii) 285,715 warrants held of record by Robert Edmunds exercisable into 285,715 shares of common stock at $0.75 per share expiring on December 15, 2008;
     (viii) 25,000 Stock Options held of record by Robert Edmunds exercisable into 25,000 shares of common stock at $0.80 per share expiring on August 8, 2010; and (ix) 12,500 Stock Options held of record by Lesley Hayes exercisable into 12,500 shares of common stock at $0.80 per share expiring on August 8, 2010.

(3) This figure consists of: (i) 2,026,550 shares of common stock held of record jointly by Jason Finnis and Larisa Harrison; (ii) 125,000 Stock Options held of record by Jason Finnis exercisable into 125,000 shares of common stock at $0.20 per share expiring on May 10, 2008; (iii) 75,000 Stock Options held of record by Larisa Harrison exercisable into 75,000 shares of common stock at $0.20 per share expiring on May 10, 2008; (iv) 125,000 Stock Options held of record by Jason Finnis exercisable into 125,000 shares of common stock at $0.31 per share expiring on August 23, 2009; (v) 125,000 Stock Options held of record by Larisa Harrison exercisable into 125,000 shares of common stock at $0.31 per share expiring on August 23, 2009; (vi) 150,000 Stock Options held of record by Jason Finnis exercisable into 150,000 shares of common stock at $0.80 per share expiring on August 8, 2010; and (vii) 150,000 Stock Options held of record by Larisa Harrison exercisable into 150,000 shares of common stock at $0.80 per share expiring on August 8, 2010; and (viii) 10,000 Stock Options held of record by Larisa Harrison exercisable into 10,000 shares of common stock at $0.50 per share expiring on May 15, 2010.




(4) This figure consists of: (i) 1,264,287 shares of common stock, of which 300,000 shares are held of record by Meriwether Investments LLC (of which Mr. Barker has a 50% equity ownership interest) and 964,287 shares are held of record by Meriwether Capital Partners LP (of which Mr. Barker has a 1/3 equity ownership interest in Meriwether Ventures, the general partnership which is the manager of Meriwether Capital Partners LP); (ii) 200,000 Stock Options held of record by Meriwether Investments LLC exercisable into 200,000 shares of common stock at $0.31 per share expiring on August 23, 2009; (iii) 500,000 Stock Options held of record by Meriwether Investments LLC exercisable into 500,000 shares of common stock at $0.31 per share expiring on August 15, 2009; (iv) 285,715 warrants held of record by Meriwether Capital Partners LP exercisable into 285,715 shares of common stock at $0.75 per share expiring on February 9, 2009; (v) 428,572 warrants held of record by Meriwether Capital Partners LP exercisable into 428,572 shares of common stock at $0.75 per share expiring on February 9, 2009;
     (vi) 250,000 warrants held of record by Meriwether Capital Partners LP exercisable into 250,000 shares of common stock at $0.70 per share expiring on May 3, 2009; and (vii) 1,000,000 Stock Options held of record by Meriwether Investments LLC exercisable into 1,000,000 shares of common stock at $0.75 per share expiring on August 24, 2010.

(5) This figure consists of: (i) 2,585,987 shares of common stock; (ii) (ii) 125,000 Stock Options which are exercisable into 125,000 shares of common stock at $0.20 per share expiring on May 10, 2008; (iii) 125,000 Stock Options which are exercisable into 125,000 shares of common stock at $0.31 per share expiring on August 23, 2009; and (iv) 25,000 Stock Options which are exercisable into 25,000 shares of common stock at $0.80 per share expiring on August 24, 2010..

(6) This figure consists of: (i) 2,000,000 shares of common stock; and (ii) 25,000 Stock Options which are exercisable into 25,000 shares of common stock at $0.31 per share expiring on August 23, 2009; and (iii) 25,000 Stock Options which are exercisable into 25,000 shares of common stock at $0.80 per share expiring on August 8, 2010.

(7) This figure consists of: (i) 1,210,000 shares of common stock; (ii) 25,000 Stock Options which are exercisable into 25,000 shares of common stock at $0.31 per share expiring on August 23, 2009; (iii) 10,000 Stock Options which are exercisable into 10,000 shares of common stock at $0.50 per share expiring on May 15, 2010; (iv) 250,000 Warrants which are exercisable into 250,000 shares of common stock at $1.00 per share expiring on July 4, 2008;
     (v) 500,000 Warrants exercisable into 500,000 shares of common stock at $0.70 per share expiring on May 31, 2009; and (vi) 25,000 Stock Options exercisable into 25,000 shares of common stock at $0.80 per share expiring on August 8, 2010.

(8)  This figure consists of: (i) 16,320 shares of common stock held of record;
     (ii) 100,000 Stock Options exercisable into 100,000 shares of common stock at $0.20 per share expiring on May 10, 2008; (iii) 125,000 Stock Options exercisable into 125,000 shares of common stock at $0.31 per share expiring on August 23, 2009; and (iv) 350,000 Stock Options Exercisable into 350,000 shares of common stock at $0.50 per share expiring on May 15, 2010.




(9) This figure consists of: (i) 10,585,959 shares of common stock; (ii) 3,557,500 Stock Options exercisable into 3,557,500 shares of common stock; and (iii) 2,000,002 warrants exercisable into 2,000,002 shares of common stock.

(10) This figure consists of: (i) 3,200,000 shares of common stock held of record by the Dennis Howitt Trust; and (ii) 55,000 shares of common stock held of record in joint tenancy by Dennis Howitt and Linda M. Winks. The address for the Dennis Howitt Trust is 402-1008 Homer St., Vancouver, BC V6B 2X1

(11) The address for Chen Yen Yeo is 402-1008 Homer St., Vancouver, BC V6B 2X1.


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

On approximately November 27, 2007, we authorized the renewal of the CEO Services Agreement. Pursuant to the CEO Executive Services Agreement, Mr. Barker was engaged for an additional one-year term to serve as our Chief Executive

Officer. In accordance with the terms and provisions of the CEO Services
Agreement: (i) we agree to retain Mr. Barker as our Chief Executive Officer and to further engage Meriwether Accelerators as a consultant; (ii) we agree to pay to Meriwether Accelerators a gross monthly fee of $12,500, with the acknowledgement that an additional fee of $2,500 per month has been paid and continues to be payable by us; and (iii) we granted to Meriwether Accelerators an aggregate 1,000,000 Stock Options, which shall vest in accordance with the attainment of certain deliverables.

LOANS

On May 5, 2006, we received a short-term working capital loan of $100,000 from a director, which was originally due and payable on September 30, 2006. The interest rate is 12% per annum and the loan is secured by a subordinated charge on our assets. On October 1, 2006, the director agreed to extend the short-term loan under the same terms and the loan is due on January 15, 2007. The interest accrued under the initial loan was paid on October 25, 2006, and an accrual for interest was made on December 31, 2006, in the amount of $3,025 which has been included in accrued liabilities. On January 15, 2007 the director agreed to extend the short-term loan until April 30, 2007. The loan was repaid on June 7, 2007, along with interest of $ 8,219

On February 19, 2007, we signed a secured loan agreement with the same director for financing of apparel manufacturing. Under the terms of this agreement, we can borrow up to $400,000 at an interest rate of 12% with a 1% charge for each draw on the loan. On August 28, 2007, this amount was increased to $550,000. The loan is secured by a subordinated charge on the assets of the Company and will mature on February 28, 2008. The loan was subsequently renewed and will now mature on February 28, 2009. On March 21, 2007, we made a draw on the loan of $180,000 and further draws totaling $330,000 were made during the remainder of 2007, which remain outstanding at December 31, 2007. The total amount outstanding under the agreement including interest at December 31, 2007 was $543,322. An accrual for interest of $33,322 has been included in accrued liabilities as at December 31, 2007, and was paid on February 29, 2008.

ITEM 13. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-KSB:

EXHIBIT NUMBER                           DESCRIPTION OF EXHIBIT

      3.1          Articles of Incorporation, as amended(1)

      3.2          Bylaws(1)

     10.1 Master Agreement for Technology Development between Alberta Research Council and Crailer Fiber Technologies dated January 1, 2007. (2)

     10.2 CEO Executive Services Agreement between Naturally Advanced Technologies, Inc. and Meriwether Accelerators LLC dated November 27, 2007 with effective date of August 24, 2007. (3)

     10.3          2006 Stock Option Plan (4)

     14.1          Corporate Governance Policy

     14.2          Corporate Disclosure Policy

     14.3          Securities Trading Policy

     14.4          Board of Directors Charter

     14.5          Terms of Reference for the Chief Financial Officer

     14.6          Terms of Reference of Committee Chairs

     14.7          Audit Committee Charter

     14.8          Corporate Governance Committee Charter

     14.9          Compensation Committee Charter

     14.10         Disclosure Charter Policy

     14.11         Code of Conduct

     14.12         Insider Trading and Reporting Guidelines

     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

     31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

     32.1 Certification of Chief Executive Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

     32.2 Certification of Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

(1) Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005.

(2) Filed as an exhibit to our Form 8-K as filed with the Securities and Exchange Commission on June 25, 2007.

(3) Filed as an exhibit to our Form 8-K as filed with the Securities and Exchange Commission on December 21, 2007.

(4) Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 31, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

During fiscal year ended December 31, 2007, we incurred approximately $90,790 in fees to our principal independent accountants for professional services rendered in connection with preparation and audit of our financial statements for fiscal year ended December 31, 2007, and for the review of our financial statements for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007.

During fiscal year ended December 31, 2006, we incurred approximately $53,910 in fees to our principal independent accountants for professional services rendered in connection with preparation and audit of our financial statements for fiscal year ended December 31, 2006, and for the review of our financial statements for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006.

Our principal accountants did not bill any other audit-related fees during the respective time periods.

TAX FEES

During the fiscal year ended December 31, 2007, we incurred approximately $3,530 in fees to our principal independent accountants for professional services rendered in connection with tax compliance, consultation, and planning, including preparation of federal and Canadian income tax returns for the respective periods.

During the fiscal year ended December 31, 2006, we incurred approximately $2,780 in fees to our principal independent accountants for professional services rendered in connection with tax compliance, consultation, and planning, including preparation of federal and Canadian income tax returns for the respective periods.

ALL OTHER FEES

During fiscal years ended December 31, 2007, we did not incur any additional fees o our principal independent accountants for professional services other than audit and tax services.

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



NATURALLY ADVANCED TECHNOLOGIES, INC.
(Registrant)

By /s/ KENNETH C. BARKER
   ______________________________________________________________
   Kenneth C. Barker
   Chief Executive Officer and Director
   Date     APRIL 9, 2008


By /s/ GUY PREVOST
   ______________________________________________________________
   Guy Prevost
   Chief Financial Officer and Director
   Date     APRIL 9, 2008



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ JASON FINNIS
   ______________________________________________________________
   Jason Finnis
   President, Chief Operating Officer and Director
   Date     APRIL 9, 2008


By /s/ LARISA HARRISON
   ______________________________________________________________
   Larisa Harrison
   Chief Administration Officer, Secretary/Treasurer and Director
   Date     APRIL 9, 2008


By /s/ ROBERT EDMUNDS
   ______________________________________________________________
   Robert Edmunds
   Director
   Date     APRIL 9, 2008


By /s/ PETER MOORE
   ______________________________________________________________
   Peter Moore
   Director
   Date     APRIL 9, 2008


By /s/ MILJENKO HORVAT
   ______________________________________________________________
   Miljenko Horvat
   Director
   Date     APRIL 9, 2008