Form 10-Q
period 2008-03-31
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2008-05-15
CIK 1210294

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                       For the period ended March 31, 2008

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


    1008 HOMER STREET, SUITE 402, VANCOUVER, BRITISH COLUMBIA, CANADA V6B 2X1
    _________________________________________________________________________
                    (Address of principal executive offices)


                                 (604) 683-8582
                           ___________________________
                           (Issuer's telephone number)


Securities registered pursuant to Section         Name of each exchange on which
            12(b) of the Act:                               registered:

                         NONE


          Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
          __________________________________________________________
                                (Title of Class)


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

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class                                             Outstanding as of May 12, 2008

Common Stock, no par value                              28,761,804

                       Documents Incorporated By Reference

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                      NATURALLY ADVANCED TECHOLOGIES, INC.

                                    FORM 10-Q


Quantitative and Qualitative Disclosures About Market Risk


PART I.   FINANCIAL INFORMATION

Item 1    FINANCIAL STATEMENTS
             Consolidated Balance Sheets
             Consolidated Statements of Operations
             Consolidated Statements of Cash Flows
             Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

Item 4.   Controls and Procedures

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

NATURALLY ADVANCED TECHNOLOGIES, INC.
Consolidated Financial Statements
(In US Dollars)



March 31, 2008
(unaudited)



INDEX



Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements


NATURALLY ADVANCED TECHNOLOGIES, INC.
Consolidated Balance Sheets
(In US Dollars)
___________________________________________________________________________________________________

                                                                      March 31,        December 31,
                                                                        2008               2007
___________________________________________________________________________________________________
                                                                    (unaudited)

ASSETS
Current
     Cash and cash equivalents                                      $    196,411       $    660,407
     Accounts receivable                                                 529,596            510,640
     Inventory                                                           874,463            843,531
     Prepaid expenses and other                                          277,162            150,789
___________________________________________________________________________________________________
                                                                       1,877,632          2,165,367

Property and Equipment (Note 8)                                          185,413             78,740

Intangible Assets (Note 9)                                                60,160             65,720
___________________________________________________________________________________________________
                                                                    $  2,123,205       $  2,309,827
===================================================================================================

LIABILITIES

Current
     Accounts payable                                               $    450,889       $    555,833
     Accrued Liabilities                                                  29,248            110,883
     Due to related party (Note 7)                                       711,308            543,322
     Capital lease obligation, current portion (Note 6)                    1,263              1,582
     Note payable (Note 4)                                               100,000            100,000
     Short term debt (Note 10)                                            21,141             21,729
___________________________________________________________________________________________________
                                                                       1,313,849          1,333,349

Note Payable (Note 4)                                                    200,000            200,000
Long Term Debt (Note 10)                                                  10,410             10,942
___________________________________________________________________________________________________
                                                                       1,524,259          1,544,291
___________________________________________________________________________________________________
COMMITMENTS and CONTINGENCIES (Note 1 and 13)

STOCKHOLDERS' EQUITY

Capital Stock (Note 11)
     Authorized: 100,000,000 common shares without par value
     Issued and outstanding: 28,496,804 common shares
                             (December 31, 2007 - 27,913,589)          6,386,714          6,026,436

Additional Paid-in Capital                                               710,619            650,153

Accumulated Other Comprehensive Income                                   138,649            176,048

Deficit                                                               (6,637,036)        (6,087,101)
___________________________________________________________________________________________________
                                                                         598,946            765,536
___________________________________________________________________________________________________
                                                                    $  2,123,205       $  2,309,827
===================================================================================================


     The accompanying notes are an intergral part of these consolidated financial statements.




NATURALLY ADVANCED TECHNOLOGIES, INC.
Consolidated Statements of Operations
(In US Dollars)
(unaudited)

___________________________________________________________________________________________
                                                                For three months ended
                                                                       March 31,
                                                                2008               2007
___________________________________________________________________________________________

Sales                                                       $    953,659       $    616,061

Cost of sales                                                    602,628            380,736
___________________________________________________________________________________________
Gross profit                                                     351,031            235,325
___________________________________________________________________________________________
Expenses
   Advertising and Promotion                                      61,491             67,463
   Amortization & Depreciation                                     6,561              4,580
   Consulting  & Contract Labour                                  98,082            102,035
   General & Administrative                                      119,483             67,189
   Interest                                                       32,858             26,038
   Professional Fees                                              40,609             23,647
   Research & Development (net of Government Grant)              153,460            (13,547)
   Salaries & Benefits                                           388,422            117,642
___________________________________________________________________________________________

                                                                 900,966            395,047
___________________________________________________________________________________________

Loss from operations                                            (549,935)          (159,722)
___________________________________________________________________________________________

NET LOSS                                                       $(549,935)      $   (159,722)
===========================================================================================

Loss per share (basic and diluted)                                 (0.02)      $      (0.01)
===========================================================================================

Weighted average number of common shares outstanding          28,057,184         24,159,678
===========================================================================================


       The accompanying notes are an intergral part of these consolidated financial statements.



Naturally Advanced Technologies, Inc.
Consolidated Statements of Cash Flows
(In US Dollars)
(unaudited)
____________________________________________________________________________________________________________

                                                                                   For three months ended
                                                                                         March 31,
                                                                                   2008              2007
____________________________________________________________________________________________________________

Cash flows from (used in) operating activities
  Net loss                                                                      $ (549,935)       $ (159,722)
  Adjustments to reconcile net loss to net cash from operating activities
   Depreciation & amortization                                                       6,561             4,580
   Stock based compensation                                                         89,158            36,008
   Shares issued for services                                                            -

Changes in working capital assets and liabilities
  Decrease (increase) in accounts receivable                                       (18,956)         (222,845)
  Decrease (increase) in government grant receivable                                     -           (37,952)
  Decrease (increase) in inventory                                                 (30,932)         (122,851)
  Decrease (increase) in prepaid expenses                                         (126,373)           22,583
  (Decrease) increase in accounts payable and accrued liabilities                 (186,579)           25,998
 (Decrease) Increase in due to related parties                                     (15,014)           (6,283)
____________________________________________________________________________________________________________

  Net cash flows used in operating activities                                     (832,070)         (460,484)
____________________________________________________________________________________________________________

Cash flows from (used in) investing activities

  Purchase of property and equipment                                              (111,178)          (13,226)
  Acquisition of trademarks & license                                                 (437)           (4,322)
____________________________________________________________________________________________________________

Net cash flows used in investing activities                                       (111,615)          (17,548)
____________________________________________________________________________________________________________

Cash flows from (used in) financing activities
  Issuance of capital stock for cash                                               334,407           150,000
  Related parties advances                                                         183,000           180,000
  Long term debt repayment                                                               -               322
  Short term debt (repayment)                                                            -                 -
  Capital lease obligation                                                            (319)           (1,901)
____________________________________________________________________________________________________________

Net cash flows from financing activities                                           517,088           328,421
____________________________________________________________________________________________________________

Effect of exchange rate changes on cash and cash equivalents                       (37,399)           (5,329)
____________________________________________________________________________________________________________

Increase (decrease) in cash and cash equivalents                                  (463,996)         (154,940)

Cash and cash equivalents, beginning                                               660,407           414,233
____________________________________________________________________________________________________________
                                                                                                           -
Cash and cash equivalents, end                                                  $  196,411        $  259,293
============================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
AND NON-CASH FINANCING AND INVESTING ACTIVITIES:
     Cash paid for interest                                                     $   80,452        $    2,512
     Cash paid for income taxes                                                 $        -        $        -
     Capital stock issued as compensation                                       $        -        $        -

        The accompanying notes are an intergral part of these consolidated finan


NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008




1.   NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     Naturally Advanced Technologies Inc. (the "Company") was incorporated in the Province of British Columbia, Canada, on October 6, 1998, and is in the business of designing and distributing apparel made from eco textiles, and the technological development of natural sustainable fibers. The Company changed its name from Hemptown Clothing Inc. on March 21, 2006.

     GOING CONCERN

     The Company's consolidated financial statements are prepared using generally accepted accounting principles ("GAAP") in the United States of America applicable to a going concern, which contemplates the realization of assets and payment of liabilities in the normal course of business. The Company has incurred losses since inception of $6,637,036, and further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008




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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008




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

     h)   Property and Equipment

          Property and equipment are stated at cost and are depreciated as follows:

          Computer equipment                    30% declining balance
          Equipment                             30% declining balance
          Computer software                     100% declining balance
          Furniture and fixtures                20% declining balance
          Leasehold improvements                30% declining balance
          Production equipment                  30% declining balance
          Craik Facility equipment              30% declining balance
          Craik Facility building               straight-line over 10 years
          Assets under capital lease            straight-line over term of lease

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008




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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008




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

     n)   Earnings (Loss) Per Share

          Basic and diluted earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "EARNINGS PER Share". Common stock equivalents from stock options and warrants were excluded from the calculation of net loss per share for March 31, 2008, and 2007 as their effect is anti-dilutive.

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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008




     p)   Risk Management

          CURRENCY RISK. Although the Company conducts its business principally in Canada, the majority of its purchases are made in U.S. currency. Additionally, the majority of the Company's debt is denominated in U.S. currency. The Company does not currently hedge its foreign currency exposure and accordingly is at risk for foreign currency exchange fluctuations.

          CREDIT RISK. Credit risk is managed by dealing with customers whose credit standing meet internally approved policies, and by ongoing monitoring of credit risk. As at March 31, 2008, the Company had significant concentrations of credit exposure to two customers however management has determined that these customers do not pose a credit risk.

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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008




     r)   Research and Development

          Research and development costs are charged to operations as incurred. Development costs of $153,460 ($27,892 - 2007) for the three month period ended March 31, 2008 were attributable to Crailar Fiber Technologies development of its bast fiber technology and research and development costs associated with apparel are $6,550 ($5,224 - 2007). A grant of $46,663 was offset against research and development costs in 2007 ( "Government Grants")

     s)   Government Grants

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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008




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

     Rana Corp. Loan

     On July 21, 2007, the Celestine loan was assumed and renewed by Rana Corp. until April 22, 2009, at 12% per annum, calculated semi-annually, with interest payments due semi-annually. The loan is due as follows: (a) $100,000 on July 22, 2008; and (b) $200,000 on July 22, 2009. Included in
     accrued liabilities at March 31, 2008 is an accrual for interest of $9,023. There was no fee paid for arranging the loan renewal.

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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008




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

     The Company has granted a subordinated security interest to Spectrum over all accounts receivable, all bank deposits and any tax refunds subject to the priority claims of the note payable to Rana Corp.(Note 4)


6.   CAPITAL LEASE OBLIGATIONS

     The Company has capital leases for equipment with payments totaling $1,392, including interest, remaining due on these leases which will expire during 2008. The principal amount outstanding on these leases is $1,263.


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

     On February 19, 2007, the Company signed a secured loan agreement with the same director for financing of apparel manufacturing. Under the terms of this agreement, the Company can borrow up to $400,000 at an interest rate of 12% with a 1% charge for each draw on the loan. On August 28, 2007, this

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008




     amount was increased to $550,000. The loan is secured by a subordinated charge on the assets of the Company and will mature on February 28, 2008. The loan was subsequently renewed and will now mature on February 28, 2009. On March 21, 2007, the Company made a draw on the loan of $180,000 and further draws totaling $330,000 were made during the remainder of 2007, which remain outstanding at March 31, 2008. On March 7, 2008 the Company increased the amount available from the secured loan agreement to $700,000 and made an additional draw against the loan for $183,000 on March 8, 2008. An accrual for interest of $18,777 has been included in accrued liabilities as at March 31, 2008.



8.   PROPERTY AND EQUIPMENT


                                             Accumulated      Net Book Value      Net Book Value
                                 Cost        Depreciation     March 31, 2008     December 31, 2007
                               ___________________________________________________________________

Computer equipment             $  16,406       $  8,503         $   7,903            $  3,935

Equipment                         10,006          4,004             6,002               7,001

Furniture and fixtures            33,032          6,967            26,065              27,071

Leasehold improvements            21,446         10,840            10,606              11,873

Computer equipment under
capital lease                     51,594         50,331             1,263               1,583

Craik facility equipment         101,161              -           101,161               7,793

Craik facility building           32,413              -            32,413              19,484
                               ___________________________________________________________________
                               $ 266,058       $ 80,645         $ 185,413            $ 78,740


NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008




9.   INTANGIBLE ASSETS

     The aggregate amortization expense for the three month period ended March 31, 2008 was $3,274. (2007 - $2,318). Trademarks acquired in 2007 and 2006 consist of the cost of registration of the tradename CRAILAR in various countries. License fee consists of the Company's initial payment to the National Research Council of Canada under the terms of a technology license agreement (refer to Note 13(b)).


                                Accumulated      Net Book Value      Net Book Value
                    Cost        Depreciation     March 31, 2008     December 31, 2007
                  ___________________________________________________________________

Trademarks        $53,897         $14,237          $39,660              $ 43,863

Licence Fee        24,355           3,855           20,500                21,857
                  ___________________________________________________________________

                  $78,252         $18,092          $60,160              $ 65,720
                  ===================================================================

10.  PEMD PAYABLE

     The Company has been advanced funds in the amount of $31,551 (CDN $32,360) from the Canadian Department of Foreign Affairs and International Trade under its Program for Export Market Development ("PEMD") to be used to promote the sales of Canadian goods into foreign markets. The agreement was signed on January 7, 2004, and there is no interest charged on the outstanding amount. The loan is to be paid back each year at 4% of incremental foreign sales over the base year amount by December of the following year. The base year amount was approximately $814,354 (CDN $835,934). The Company owes approximately $21,141 for the year 2007, ($0-2006). If at the end of year five the loan is not paid back, then the outstanding balance of the loan will be forgiven.


11.  CAPITAL STOCK

     During the period ended March 31, 2008, the Company issued 583,215 shares of common stock as follows:


     a) In February 2008, 97,500 shares pursuant to the exercise of employee options at $0.20 per share for proceeds of $ 19,500.

     b) In February 2008, 25,000 shares pursuant to the exercise of employee options at $0.31 per share for proceeds of $ 7,750.

     c) In February 2008, 10,000 shares pursuant to the exercise of employee options at $0.50 per share for proceeds of $ 5,000.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008




     d) In February 2008, 40,000 shares pursuant to the exercise of employee options at $0.37 per share for proceeds of $ 14,800.

     e) In March 2008, 25,000 shares pursuant to the exercise of employee options at $0.81 per share for proceeds of $ 20,250.

     f) In March 2008, 285,715 shares pursuant to the exercise of warrants at $0.75 per share for proceeds of $ 214,286.

     g) In March 2008, 100,000 shares pursuant to the exercise of warrants at $0.50 per share for proceeds of $50,000.

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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008




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

          Stock issuance costs of $30,000 were paid during the year ended December 31, 2007 and stock issuance costs of $4,500 were accrued during the same period. These costs have been recorded as a cost of capital.


     Share purchase warrants outstanding at March 31, 2008 are summarized as follows:



     Range of Exercise Prices    Number of Shares    Weighted Average Remaining
                                                        Contractual Life (yr)
     __________________________________________________________________________
          $0.70 - $1.00             2,059,527                   0.90

          $0.75 - $1.00               485,000                   0.86
     __________________________________________________________________________
              Total                 2,544,527                   0.89
     ==========================================================================

     Share purchase warrants outstanding are




                                                                Weighted-Average
                                                     Shares      Exercise Price

     Warrants outstanding at December 31, 2006     9,587,093         $ 0.83
     Warrants granted during the year              1,580,239         $ 0.78
     Warrants expired during the year             (5,877,090)        $ 0.97

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008




     Warrants exercised during the year           (2,300,000)        $ 0.50
     ___________________________________________________________________________
     Warrants outstanding at December 31, 2006     2,990,242         $ 0.78
     Warrants expired during the period           (   60,000)        $ 1.00
     Warrants exercised during the period         (  385,715)        $ 0.69
     ___________________________________________________________________________
     Warrants outstanding at March 31, 2008        2,544,527         $ 0.79
     ===========================================================================

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

     The fair value of options issued during the three month period ended March 31, 2008 and the year ended December 31, 2007 was determined using the BSM option pricing model with the following assumptions:


                                              Period ended        Year ended
                                             March 31, 2008    December 31, 2007
________________________________________________________________________________

Risk-free interest rates                         2.22%          4.48% to 4.66%

Volatility factor                                  77%            81% to105%

Contractual life of options, in years                3                3

Weighted average fair value of options
granted                                          $0.59              $0.40

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008




     During the three month period ended March 31, 2008, the company granted 611,500 three year common stock options to consultants and employees, exercisable at $1.15, which were valued at $358,903. These options were granted under the terms of the Company's 2006 Plan.

     During the three month period ended March 31, 2008, 189,444 options vested and an expense of $79,223 has been recorded with respect to those options. $70,072 was included in Salaries & Benefits expense and $9,151 was included in Consulting & Contract Labour expense.

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

     During the three month period ended March 31, 2008, 50,000 options vested under the Company's 2004 Plan. Accordingly, an expense of $9,934 was included in Consulting & Contract Labour expense.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008




     A SUMMARY OF THE COMPANY'S STOCK OPTIONS ARE AS FOLLOWS:

     ___________________________________________________________________________
                                                                Weighted-Average
                                                   Shares        Exercise Price
     ___________________________________________________________________________
     Options outstanding, December 31, 2006       3,598,664          $0.51

     Options exercised during the year             (275,696)          0.22

     Options expired during the year             (1,242,000)          0.89

     Options granted during the year              2,100,000           0.70

     Options cancelled during the year             (320,968)          0.49

     Options outstanding, December 31, 2007       3,860,000           0.52

     Options exercised during the period           (197,500)          0.34

     Options granted during the period              611,500           1.15
     ___________________________________________________________________________
     Options outstanding, March 31, 2008          4,274,000          $0.62
     ===========================================================================


_______________________________________________________________________________________
                                 March 31, 2008
_______________________________________________________________________________________
                   Options Outstanding                           Options Exercisable
__________________________________________________________     ________________________
                                  Weighted
                                  Average         Weighted                     Weighted
Range of                          Remaining       Average                      Average
Exercise          Number          Contractual     Exercise     Number          Exercise
Prices            Outstanding     Life (yr)       Price        Exercisable     Price
__________________________________________________________     ________________________

$0.01 - $0.50     2,107,500          1.33          $0.35        2,075,681       $0.35
$0.51 - $1.00     2,166,500          2.51          $0.88          328,752       $0.80
__________________________________________________________     ________________________
                  4,274,000          1.93          $0.62        2,404,433       $0.41
==========================================================     ========================




13.  COMMITMENTS AND CONTINGENCIES

     a)   ANNUAL LEASES

          The Company is committed to current annual lease payments totaling $289,137 for premises under lease. The lease expires in 2011.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008




          Approximate minimum lease payments over the remainder of the leases are as follows:



                                            $
               _________________________________
               2008                       83,488

               2009                       75,663

               2010                       70,144

               2011                       59,842
               _________________________________
               Total                     289,137
               =================================

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

          Over the term of the agreement, the Company will pay the NRC, $356,551 ($366,000CDN) of which $28,933 ($29,700CDN) was due and paid in the three month period ended March 31, 2008. In addition to cash payments the Company is to contribute $2,300,000 CDN of "in kind", research and development over the course of the collaboration agreement.

          TECHNOLOGY LICENSE AGREEMENT

          On November 1, 2006, the Company entered into a technology license agreement with the NRC. The license agreement provides the Company a worldwide license to use and sublicense the NRC technology called

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008




          CRAILAR(R). The Company has paid an initial $24,355 (CDN $25,000) fee and will pay an ongoing royalty of 3% on sales of products derived from the CRAILAR(R) process to the NRC with a minimum annual payment set at $15,130 (CDN$15,000) per year.

     c)   ALBERTA RESEARCH COUNCIL ("ARC") COLLABORATION

          In June 2007, the Company's subsidiary, Crailar Fiber Technologies Inc. ("CFT"), entered into a Master Agreement For Technology Development with the Alberta Research Council ("ARC") (the "Technology Agreement") to further develop and commercialize bast fiber technology. The Technology Agreement is intended to act as an umbrella agreement for further bast fiber development planned to be performed by the ARC under different Project Agreements. Under the terms of the Technology Agreement, commencing July 1, 2007, the Company will pay $24,402 (CDN $25,000 ) per quarter to the "ARC" and can terminate the agreement with 90 days notice, unless there are Project Agreements in effect, in which case this Technology Agreement shall expire when there are no longer any Project Agreements in effect. The Company has paid all amounts due for 2007, and $24,402 (CDN $25,000) was due and paid for the first quarter of 2008. In addition to the above payments, CFT will be responsible for providing work-in-kind with a value of $24,402 (CDN $25,000) per calendar quarter commencing with the first Project Agreement. Under the terms of the Technology Agreement the Company will be entitled to an option for an exclusive, worldwide, royalty-bearing license to use any new intellectual property developed pursuant to a Project Agreement. The royalty based on this option will be 3% of gross sales for the first $50,000,000 and 1.5% of gross sales on excess of $50,000,000. The Technology Agreement is in effect as long as there is an active Project Agreement.

     d)   CEO AGREEMENT

          On August 15, 2007, the Company signed an agreement with its Chief Executive Officer who will receive $12,500 a month for the period of one year and 1,000,000 options that will not vest until certain conditions are met. The contract can be cancelled by either party with 30 days notice. As at March 31, 2008, none of the options had vested.

     e)   CONTINGENCY

          On May 10, 2006, the Company's prior Chief Operating Officer (the "Plaintiff") initiated legal proceedings against the Company by filing a Writ of Summons and Statement of Claim in the Supreme Court of British Columbia, civil action no. S-063043. The claim is for wrongful dismissal and the Plaintiff has claimed the following:

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008




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

          The parties have come to an agreement in regards to this dispute and the Company has agreed to pay the Plaintiff US $132,500 in two payments, six months apart with the first payment due in April 2008. An accrual for this amount has been included in the statements as at March 31, 2008. The first payment of $65,000 was made on April 8, 2008.


14.  INCOME TAXES

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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008




15.  RELATED PARTY TRANSACTIONS

     During the three month period ended March 31, 2008, $116,409 (2007 - $110,453) was incurred as remuneration to officers and directors of the Company. Of this amount, $78,909 (2007 - $28,169) is recorded as salaries and employee benefits expense and $37,500 (2007 - $82,284) is recorded as contract labour expense.

     During April and May, 2007, the Company granted 465,000 three year stock options at an exercise price of $0.37 and $0.50 per share, under the Company's 2006 Stock Option Plan to employees and directors. These options were valued at $145,424 and are being expensed as certain conditions are met with approval of the board of directors; accordingly, an expense of $116,824 has been recognized in the year ended December 31, 2007.

     During August and September, 2007, the Company granted 1,635,000 three year stock options at an exercise price of $0.80, $0.75 and $0.81 per share, under the Company's 2006 Stock Option Plan to employees, directors and consultants. These options were valued at $704,016 and are being expensed as certain conditions are met with approval of the board of directors; accordingly, an expense of $94,853 has been recognized in the year ended December 31, 2007.

     During February 2008, the Company granted 611,500 three year options at an exercise price of $1.15 per share, under the Company's 2006 Stock Option Plan to employees, directors and consultants. These options were valued at $359,903 and are being expensed as they vest. For the three month period ended March 31, 2008 none of the options had vested and accordingly no expense has been recorded.

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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008




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

     All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. (See also Notes 7 and 13(d).)


16.  CONCENTRATION RISK

     For the three month period ended March 31, 2008, three suppliers accounted for 100% of the Company's purchases of inventory. One supplier is located in China and supplied 96% of the Company's purchases; the other two suppliers are located in North America and India and supply approximately 4%.

     For the three month period ended March 31, 2007, four suppliers accounted for 100% of the Company's purchases of inventory. One supplier is located in China and supplied 68% of the Company's purchases; the other three suppliers are located in North America and supply approximately 32%.

     For the three month period ended March 31, 2008. One customer accounted for 55% of the Company's sales. The Company is confident that this relationship will continue until year end.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008




17.  PROPERTY TRANSFER

     On July 3, 2004, the Company received 80 acres of industrial property in Craik, Saskatchewan for development of a hemp fiber mill. The Company, through its subsidiary 068782 B.C. Ltd., was granted title to the land from the Town of Craik and the Rural Municipality of Craik No. 222 in exchange for $1. Provided the Company is successful in the development of a mill, by July 1, 2007, there will be no further obligations to the Town of Craik. In June, 2007, the Company received a 1 year extension to develop a mill on the property until July 1, 2008. In January 2008, the Company commissioned a geo tech study of the land which was completed in February 2008 as part of the Company's preparation to develop a mill in Craik. However, if development of the facility proves unsuccessful, the Company will either purchase the land for $35,000 or surrender the land back to the Town of Craik. The transfer of the registration of title was completed on February 8, 2005.


18.  GOVERNMENT GRANT

     The Company is eligible for certain non-refundable grants from Government of Canada under its Scientific Research and Development tax credit program ("SRED Program").

     During 2007, the Company recorded and received a grant of $46,663 ($37,952-2006).

     The above government grants have been recorded as a recovery of research and development expenses.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008




19.  SEGMENTED INFORMATION

     The Company's consolidated operations are conducted in two business segments, Naturally Advanced Technologies Inc, which includes apparel sales and Crailar Fiber Technologies Inc which is developing Crailar technology.



     FOR THE THREE MONTH PERIOD ENDED
     MARCH 31, 2008

                                 Naturally Advanced      Crailar Fiber
                                 Technologies Inc       Technologies Inc       Total
                                         $                      $                $

     Revenue                           953,659                     -           953,659
     Operating profit (loss)          (318,395)             (231,540)         (549,935)

     AS AT MARCH 31, 2008

     Total assets                    1,833,127               290,078         2,123,205
     Intangible Assets                   3,290                56,870            60,160


     FOR THE THREE MONTH PERIOD ENDED
     MARCH 31, 2007
                                 Naturally Advanced      Crailar Fiber
                                 Technologies Inc       Technologies Inc       Total
                                         $                      $                $

     Revenue                           616,061                     -           616,061
     Operating profit (loss)          (178,206)               18,484          (159,722)

     AS AT MARCH 31, 2007

     Total assets                    1,124,610               298,560         1,423,170
     Intangible Assets                                        55,001            55,001


     The reconciliation of the segment profit (loss) to net income (loss) as reported in the financial statements is as follows:

     For the Three Month Period Ended
     March 31,                         2008            2007
                                        $               $

     Segment (Loss)                   (549,935)     (159,722)
     Minority Interest                       -             -
     Net Income (loss)                (549,935)     (159,722)


NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008




20.  SUBSEQUENT EVENTS

     a) In April & May 2008, 290,000 shares were issued pursuant to the exercise of employee and consultant options at $0.20 per share for proceeds of $58,000.

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

In this Quarterly Report, "NAT", "we", "us" or "our" refer to Naturally Advanced Technologies Inc. and our subsidiaries, unless the context otherwise requires.

OVERVIEW

Naturally Advanced Technologies Inc. is a Cleantech company focused on providing environmentally friendly textile, composite, biomass and pulping solutions through the cost effective process of industrial hemp and other bast fiber crops. We are committed to unlocking the potential of renewable and environmentally sustainable biomass resources from hemp and other bast fibers. As of the date of this Quarterly Report, we have two business operations, which we will be expanding as follows: (i) the development and execution of our proprietary processing platform called CRAILAR(R) technology, which is a series of bast fiber processing technologies targeted at the textile, composite and plastics industries; and (ii) the expansion of our HTnaturals apparel business to meet the growing demand of corporate and individual customers.

CRAILAR FIBER TECHNOLOGIES, INC.

Through Crailar Fiber Technologies Inc., our wholly-owned subsidiary ("CRAILAR(R)"), we are developing our CRAILAR(R) technology for production of bast fibers, cellulose pulp, and their resulting byproducts in collaboration with Canada's National Research Council (the "NRC") and the Alberta Research Council (the "ARC"). We own the exclusive global licensing rights for the CRAILAR(R) technology. During 2004, we entered into collaboration with the NRC to commercialize our CRAILAR(R) technology for extracting and cleaning hemp fiber and converting it into a proprietary fiber called CRAILAR(R). We believe that our CRAILAR(R) technology offers cost-effective and environmentally sustainable processing and production of bast fibers such as hemp and flax, resulting in advanced performance characteristics for use in textiles, industrial, energy, medical and composite materials industries. CRAILAR(R) is a replacement for cotton and organic cotton use in textiles, polyester and nylon use in performance textiles, fiberglass use in composite materials, wood pulp use in pulp and paper applications and oil and gas use in energy markets. The feedstock source for CRAILAR(R) is environmentally efficient industrial hemp. However, the feedstock source can also use other environmentally efficient bast fibers such as flax.

In addition to our CRAILAR(R) technology, the ARC has developed additional product solutions for advanced, sustainable high performance yarns that open up access to performance apparel and advanced composites markets. Both processes are currently in the testing and development phase at the ARC Edmonton facility and at the NRC facility in Ottawa. In addition to work at the NRC and ARC, we have utilized industry and university testing facilities in Quebec, Ontario and the United States to process and validate the CRAILAR(R) technology and resulting fibers and yarns.

As of the date of this Quarterly Report, we continue testing and developing the patented CRAILAR(R) technology. ARC tests indicate that the CRAILAR(R) technology can be effectively processed on equipment currently used in related industries (i.e. woolen, cotton and pulp and paper industries). Existing facilities in Canada may be able to process several tons of CRAILAR(R) fiber per hour with minimal modifications. We are actively developing, in conjunction with the ARC, costs and requirements for building a full scale manufacturing facility in Craik, Saskatchewan. This plant would be capable of producing in excess of thirty tons of bast fiber per day and would provide high volume process and fiber to enable the other key components of the production value chain to commit to the CRAILAR(R) technology. In addition, we have initiated conversation with a number of global corporations with market expertise and experience for further partnership and development agreements.

            COLLABORATION AGREEMENT

We entered into a three-year collaboration agreement dated May 7, 2004, (the "Collaboration Agreement") with NRC pursuant to which we have developed the CRAILAR(R) technology enzymatic process for hemp-derived fiber. Pursuant to the terms and provisions of the Collaboration Agreement: (i) NRC shall provide certain expertise and know-how for the process and engineering of enzymes beneficial to the textile industry; (ii) NRC shall contribute to the project work valued at approximately $671,498 Canadian Dollars; and (iii) we shall contribute research and development to the project valued at approximately $553,500 Canadian Dollars (US Dollars $556,393). As of the date of this Quarterly Report, all amounts payable for fiscal years 2004, 2005, 2006 and 2007 have been paid, with a total of $24,000 Canadian Dollars paid during fiscal year 2007 under the terms of the first Collaboration Agreement. The final amount due and owing on March 1, 2007, of $24,000 (US Dollar $20,595) was paid on that date.

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

Pursuant to the terms and provisions of the Collaboration  Agreement as renewed:
(i) NRC shall provide to the Project certain expertise and know-how for the process and engineering of enzymes beneficial to the textile industry; (ii) NRC shall contribute to the Project work valued at approximately $893,033 Canadian Dollars; (iii) we shall contribute "in kind" research and development to the Project valued at approximately $2,300,000 Canadian Dollars; and (iv) we shall pay to NRC an aggregate of $366,000 Canadian Dollars ($356,551 U.S. Dollars) over the three-year term in accordance with a schedule. During the three-month period ended March 31, 2008, we paid to NRC approximately $29,700 Canadian Dollars ($28,933 U.S. Dollars).

A secondary fiber product is also being researched and developed for the composites industry to be used in reinforced composite resin products (a natural fiberglass replacement). We estimated that the overall aggregate cost of the projects to be conducted under the Collaboration Agreement to be approximately $1,500,000 Canadian Dollars.

HTNATURALS APPAREL CORP.

Through our wholly-owned subsidiary, HTnaturals Apparel Corp. ("Htnaturals"), we believe we are a leading provider of environmentally sustainable hemp, bamboo, organic cotton and soy blended apparel. HTnaturals sells our natural and sustainable fiber clothing and fabric under the HTnaturals brand. The HTnaturals brand has been extended to encompass bamboo, soy and other sustainable fibers in addition to hemp. Extensive focus on assortment planning, merchandising, design and sourcing during the past year has resulted in a completely revamped product assortment. We believe that effort is now generating repeat orders with existing retailers, is attracting new customers, and has confirmed our ability to joint venture with large global brands such as Starbucks Coffee Co. We believe the HTnaturals brand stands poised to capitalize on our past activities and expand our reach directly into a growing number of like-minded corporate customers who value sustainability in their business platforms. We believe that today's growing consumer awareness of environmental issues, and the desire to reflect that concern with appropriate apparel purchases, will create a real opportunity to build a strong, consumer focused apparel label that speaks directly to sustainability. With the ability to execute through the entire chain of the yarn, fabric and apparel business, we have the opportunity to create an exclusive CRAILAR(R) branded apparel line that validates performance and builds brand equity.

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

RESULTS OF OPERATIONS

__________________________________________________________________________

                       THREE-MONTH PERIOD ENDED MARCH 31
__________________________________________________________________________
                             2008               2007              % Change

Sales                   $ 953,659          $ 616,061                 55%
Gross Profit            $ 351,031          $ 235,325                 49%
Net Loss/Income        ($ 549,935)         ($159,722)               244%
Earnings (Loss)/           ($0.02)            ($0.01)               100%
share
__________________________________________________________________________

THREE-MONTH PERIOD ENDED MARCH 31, 2008 COMPARED WITH THREE-MONTH PERIOD ENDED MARCH 31, 2007

REVENUE AND GROSS MARGINS

Our net operational losses during the three-month period ended March 31, 2008, was ($549,935) compared to ($159,722) during the three-month period ended March 31, 2007, (an increase of $390,213, an overall increase of 244%). The increase in net loss was due to increased costs related to the development and commercialization of the CRAILAR(R) technology platform, an increase in stock based compensation and an increase in overhead costs as discussed below. However, during the three-month period ended March 31, 2008, we generated
$953,659 in gross revenues compared to $616,061 in gross revenues for the three-month period ended March 31, 2007 (an increase of $337,598, an overall increase of 66%). The ongoing growth in revenues is attributable to continued success at our apparel division through HTnaturals' and the continued marketing success. HTnaturals saw continued customer interest and market uptake for our natural fiber garments among retail customers including COSTCO Canada, as well as an increase in corporate orders.

Cost of goods sold increased during the three-month period ended March 31, 2008 to $602,628 from $380,736 for the same period in 2007 resulting in net sales or a gross margin of $351,031 compared to $235,325 for the same period in 2007. Cost of goods sold as a percentage of sales was 63% for the three-month period ended March 31, 2008 compared to 61% for the three-month period ended March 31, 2007. This change was attributed to streamlined inventory procedures, increased product margins and internal cost controls. As a percentage of revenues, gross profit was nearly unchanged, going from 38% for the three-month period ended March 31, 2007, to 37% for the most recent three months ended March 31, 2008.

OPERATING EXPENSES

During the three-month period ended March 31, 2008, we recorded operating expenses of $900,966 compared to operating expenses of $395,047 during the three-month period ended March 31, 2007 (an increase of $505,919). When measured as a percentage of sales, operating expenses increased to 94% in the three-month period ended March 31, 2008 from 64% in the three-month period ended March 31, 2007. Although management has focused on creating a more competitive operating framework, certain expenses as discussed below resulted in an increase in operating expenses.

Operating expenses consisted of: (i) $61,491 (2007: $67,463) in advertising and promotion; (ii) $6,561 (2007: $4,580) in amortization and depreciation; (iii) $98,082 (2007: $102,035) in consulting and contract labor; (iv) $119,483 (2007:
$67,189) in general & administrative; (v) $32,858 (2007: $26,038) in interest;
(vi) $40,609 (2007: $23,647) in professional fees; (vii) $153,460 (2007:
($13,547)) in research & development; and (viii) $388,422 (2007: $117,642) in salaries & benefits. Our net loss from operations during the three-month period ended March 31, 2008, was ($549,935) or ($0.02) per share compared to a net loss of ($159,722) or ($0.01) per share for the three-month period ended March 31, 2007. For the three-month period ended March 31, 2008, the weighted average number of shares outstanding was 28,057,184 compared to 24,159,678 at March 31, 2007.

Advertising  and  promotion   expenses  decreased  by  9%  to  $61,491  for  the
three-month period ended March 31, 2008, from $67,463 compared to the same period in 2007 due to the streamlined marketing operations as well as leveraging of our developed internet presence, which provides a lower-cost marketing platform.

Consulting and contract labor expenses decreased to $98,082 for the three-month period ended March 31, 2008, from $102,035 compared to the same period in 2007 due to the conversion of certain of our consulting and contract labour expenses to salaried expenses.

General and administrative expenses increased to $119,483 for the three-month period ended March 31, 2008, compared to $67,189 for the same period in 2007. The increase in general and administrative expenses was related to increased business infrastructure requirements that are necessary for management to continue to execute our long-term growth strategy.

Interest costs for the three-month period ended March 31, 2008, were $32,858 compared with $26,038 for the same period in 2007. The increase in interest costs relates to the loan from a director, which has been used to underwrite apparel production.

Research and development costs were $153,460 for the three-month period ended March 31, 2008, compared to ($13,547) for the same three-month period in 2007. This increase is attributed to the increase in testing associated with the successes achieved in the development of the CRAILAR(R) technology platform.

Salaries and benefits expenses increased to $388,422 for the three-month period ended March 31, 2008, compared with $117,642 for the same period in 2007. This increase was due to the addition of key personnel in sales, warehousing and accounting to support our growth, as well as an increase in stock based compensation and increased management costs. During the three-month period ended

March 31, 2008, an aggregate of $116,409 was incurred as remuneration to our officers and directors. Of this amount, $78,909 was recorded as salaries and employee benefits expense and $37,500 was recorded as contract labor. During the three-month period ended March 31, 2008, we granted 611,500 stock options exercisable at $1.15 per share for a three-year period under our 2006 Stock Option Plan to employees, directors and consultants. These stock options were valued at $359,903 and are being expensed as they vest. For the three-month period ended March 31, 2008, none of these stock options have vested and accordingly no expense has been recorded.

Professional fees increased to $40,609 for the three-month period ended March 31, 2008, compared with $23,647 for the same period in 2007. This increase was due to legal fees associated with the company listing on an additional exchange.

NET LOSS

The net loss for the three-month period ended March 31, 2008, was ($549,935) compared to a loss of ($159,722) for the same period in 2007, which is an increase in net loss of ($390,213). The increase in loss was primarily because of the increase in operating expenses, which were related to our growth and development objectives. The loss as a percentage of gross revenues increased to 156% for the three-month period ended March 31, 2008, from 68% for the same period in 2007. For the three-month period ended March 31, 2008, the weighted average number of shares outstanding was 28,057,184 compared to 24,159,678 at March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2008

As at March 31, 2008, our current assets were $1,877,632 and our current liabilities were $1,313,849, which resulted in working capital surplus of $563,783. As at March 31, 2008, total assets were $2,123,205 consisting of: (i) $196,411 in cash; (ii) $529,596 in accounts receivable; (iii) $874,463 in inventory; (iv) $277,162 in prepaid expenses and other; (v) $60,160 in intangible assets; and (vi) $185,413 in property and equipment.

As at March 31, 2008, liabilities were comprised of: (i) $450,889 in accounts payable; (ii) $29,248 in accrued liabilities; (iii) $711,308 in amounts due related parties; (iv) $1,263 capital lease obligation; (v) $300,000 in notes payable; and (vi) $31,551 in short and long term debt.

Stockholders' Equity (Deficit) decreased from $765,536 at December 31, 2007 to $598,946 at the three-month period ended March 31, 2008.

As of March 31, 2008, we had cash of $196,411 compared with $660,407 at December 31, 2007.

The cash flows used in operations for the three-month period ended March 31, 2008, was ($832,070) compared with ($460,484) for the same period in 2007. Cash flows used in operations for the three-month period ended March 31, 2008, consisted primarily of a net loss of ($549,935), with changes in working capital assets and liabilities consisting of an increase in accounts receivable of

($18,956), an increase in inventory of ($30,932), an increase in prepaid expenses of ($126,373), a decrease in accounts payable and accrued liabilities of ($186,579) and a decrease in amounts due to related parties of ($15,014). Adjustments to cash flows used in operations for the three-month period ended March 31, 2008, consisted of $6,561 in depreciation and amortization and $89,158 in stock based compensation.

The cash flows used in investing activities for the three-month period ended March 31, 2008, was ($111,615) compared to ($17,548) for the same period in 2007. Cash flows used in investing activities consisted of a purchase of property and equipment totaling ($111,178) and the acquisition of trademarks & licenses of ($437).

Cash flows provided from financing activities was $517,088 compared to $328,421 during the same period in 2007 as we issued $334,407 of capital stock for cash (2007 - $150,000) and received $183,000 in advances from related parties (2007:
$180,000).

The effect of exchange rates on cash resulted in an unrealized loss of ($37,399) for the three-month period ended March 31, 2008, compared with a ($1,901) unrealized loss in the same period of 2007. These gains and losses are the direct result of fluctuations in the Canadian dollar versus the US dollar.

PLAN OF OPERATION

Management expects to continue expanding its business platform through the commercialization of CRAILAR(R) technology for bast fiber processing and production, with resulting textile, composite, pulp and fiber products expected to address inherent environmental problems currently affecting these industries. Management recognizes the disruptive force that the CRAILAR(R) technology platform possesses for global textile, composite material, pulp and paper, and plastics markets. As such, management is focusing on our growth through the commercialization of CRAILAR(R), which is expected to begin generating revenues in Q1 of 2009.

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

In May 2007, the ARC filed two provisional patent applications related to decortication and degumming technologies for which we have secured exclusive worldwide licensing rights from the ARC. We, through CFT, completed the installation of proprietary decortication equipment at the ARC. We completed proof of concept testing on the proprietary degumming technology at the NRC's Industrial Materials Institute in Montreal. Test results were in line with expectations and suitable for industrial use. CFT is currently working with a third party to produce a sufficient quantity of cellulose pulp for larger extrusion trials in Q2 of 2008. We expect these trials to produce enough extruded fiber to produce sample CRAILAR(R) X-Series apparel. CRAILAR(R) X-Series fiber produced with this degumming technology is expected to be used in performance moisture management apparel applications along with composite materials.

As of the date of this Quarterly Report, we have completed geotechnical surveys on the proposed site of our first processing mill in Craik, Saskatchewan. Costs for the processing mill is expected to be between $4,000,000 and $6,000,000, and outside funding will be required to finance the building of this facility. The potential outside sources of funding include government and industry partners and no funding has been finalized as of the date of this Quarterly Report. Upon completing financing, the facility is expected to be built in 2008 and operational in 2009. The facility will have a nameplate production capacity of 52 million kilograms (114 million pounds) of feedstock fiber per year for X-Series processes.

HTNATURALS

During fiscal year 2007, HTnaturals continued to see strong growth in its apparel sales, in both the seasonal retail line and the higher volume corporate wear line. HTnaturals apparel is made from eco fabrics crafted from a proprietary combination of fibers including Hemp, organic cotton, bamboo, soy, recycled polyester, and other organic textiles. Consumer interest and uptake of both the spring 2007 and fall 2007 lines increased repeat sales among our retail customer base. Sales through COSTCO Canada increased during this time as well, as Costco's customers continued to respond positively to the HTnaturals lines with additional programs now extending into Q4 2008. Continued emphasis on corporate responsibility with respect to the environment and climate change has increased demand for HTnaturals' corporate items, called HTbasics, which are sold directly to screen printers and corporate clients. HTnaturals also completed sales order delivery for internet search giant Google in Q4 2007 adding them to a list of corporate customers that already includes Starbucks and Volkswagen.

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

MATERIAL COMMITMENTS

RANA CORP

A significant commitment for us during fiscal year 2008 is the principal amount of $300,000 due and owing pursuant to a secured and subordinated loan agreement with Rana Corp (Rana). The term of the loan is from July 21, 2007, until April 22, 2009 at 12% per annum, calculated semi-annually, with interest payments due semi-annually. The loan is now due as follows: (i) $100,000 on July 22, 2008; and (ii) $200,000 on July 22, 2009. There was no fee paid for arranging the renewal of the loan. The security granted to Rana is: (i) a fixed charge and a security interest in our existing accounts receivable insurance policy obtained through Export Development Canada and St. Paul Guarantee Insurance Company respecting losses sustained by us; and (ii) a floating charge and a security interest in all of our assets, subject and subordinate to any borrowing by us with banks and lending institutions.

LOAN FROM DIRECTOR

Another significant commitment for us in fiscal year 2008 is the amount of $550,000 advanced by a director to facilitate the production of the new apparel designs. During the period ending March 31, 2008, the amount of the loan was increased to $700,000, we made a draw in the amount of $183,000 and currently owe principal of $693,000. The loan has an interest rate of 12% with a 1% charge for each advance. The loan matures on February 28, 2009.

COLLABORATION AGREEMENT

An additional significant commitment for us in fiscal year 2008 is the Collaboration Agreement we entered into with NRC to continue to develop a patentable enzyme technology for the processing of hemp fibers. Phase II of this agreement is for a three year term, which expires on May 9, 2010. The NRC is to be paid as it conducts work on the joint collaboration. As the NRC completes research and development work, the monies become due. There are no further costs or other off-balance sheet liabilities associated with the NRC JCA agreement. Over the term of the Collaboration Agreement, we will pay the NRC $366,000 Canadian Dollars ($356,551 U.S. Dollars) of which $29,700 Canadian Dollars ($28,933 U.S. Dollars) was due by March 31, 2008. As of the date of this Quarterly Report, we have paid the $28,933 U.S. Dollars to NRC. In addition to cash payments, we are required to contribute $2,300,000 Canadian Dollars in research and development costs "in kind" over the course of the Collaboration Agreement. As of the date of this Quarterly Report, our "in kind" obligations have been met as defined in the Collaboration Agreement.

TECHNOLOGY AGREEMENT

On approximately June 13, 2007, CRAILAR(R) entered into a master agreement for technology development dated effective as of January 1, 2007, (the "Technology Development Agreement") with the ARC. The purpose of the Technology Development Agreement is to further develop the CRAILAR(R) technology for use in textile, composite and pulp applications. The Technology Development Agreement is an umbrella agreement for the development of the CRAILAR(R) Series Fiber Products. Under the terms of the Technology Development Agreement, we are entitled to the option of an exclusive, worldwide royalty bearing license to use any new intellectual property developed pursuant to a Project Agreement.

During prior fiscal years and as discussed above, CRAILAR(R) has been conducting development work with the NRC on the CRAILAR(R) technology bast fiber enzymatic processes to facilitate the commercialization of bast fibers for fabric, composite and plastics use (the " CRAILAR(R) Series Fiber"). CRAILAR(R) entered into the Technology Development Agreement with ARC to formalize the collaboration and licensing duties of each party regarding development of the technology related to the CRAILAR(R) Series Fiber and identification of associated potential opportunities, applications and projects related to the development of the CRAILAR(R) Series Fiber and subsequent manufacture, marketing, distribution and sale of CRAILAR(R) Series Fiber Products (collectively, the "Project Agreements").

In  accordance  with the  terms and  provisions  of the  Technology  Development
Agreement: (i) CRAILAR(R) shall initially pay to ARC $10,000 Canadian Dollars on April 1, 2007, (which was paid) and subsequently $25,000 Canadian Dollars per calendar quarter on the first day of each calendar quarter commencing July 1, 2007, which sums shall be used exclusively for the purpose of CRAILAR(R) contributions required pursuant to the Project Agreements all of which were paid in 2007; (ii) CRAILAR(R) shall provide work-in-kind of a value of $25,000 Canadian Dollars per calendar quarter commencing April 1, 2007, as part of CRAILAR(R) contributions to the Project Agreements, which are contingent upon there being in effect one or more Project Agreements requiring financial contributions from and services by CRAILAR(R); (iii) CRAILAR(R) shall pay to ARC the fees and expenses set out in each Project Agreement; (iv) with respect to all Project Agreements, CRAILAR(R) shall be entitled to an option for an exclusive worldwide royalty-bearing license to use the intellectual property developed pursuant to such Project Agreement; and (v) CRAILAR(R) shall pay to ARC a royalty of 3% of the gross sales for the first $50,000,000 of gross sales and 1.5% of gross sales for all gross sales in excess of $50,000,000.

As of the date of this Quarterly Report, all amounts due for 2007 were paid to ARC and $25,000 Canadian Dollars ($24,402 U.S. Dollars) was paid during the three-month period ended March 31, 2008, relating to the payments required under the Technology Development Agreement.

SETTLEMENT

A significant commitment for us in fiscal year 2008 will be the settlement of legal proceedings with our prior Chief Operating Officer. The parties have come to an agreement in regards to this dispute and we will pay Mr. Guy Carpenter $132,500 US Dollars in two payments, six months apart with the first payment due in April 2008. As of the date of this Quarterly Report, the first payment of $65,000 was made.

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

AUDIT COMMITTEE REPORT

The Board of Directors has established an Audit Committee. The members of the Audit Committee are Ms. Larisa Harrison, Mr. Robert Edmunds and Mr. Miljenko Horvat. Two of the three members of the audit committee are "independent" within the meaning of Rule 10A-3 under the Exchange Act. The Audit Committee was organized in November 20, 2004, and operates under a written charter adopted by our Board of Directors. The Audit Committee has reviewed and discussed with management the Company's financial statements as of and for the three-month period ended March 31, 2008. The Audit Committee has also discussed with Dale Matheson Carr-Hilton LaBonte the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The Audit Committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte their independence. Based on the reviews and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the financial statements referred to above be included in our Quarterly Report on Form 10-Q for the three-month period ended March 31, 2008, filed with the Securities and Exchange Commission.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE  RATE

Our reporting currency is United States Dollars ("USD"). The Canadian Dollar has been formally pegged to the USD. However, rate fluctuations may have an impact on our consolidated financial reporting. As the Canadian Dollar is our and our subsidiaries' functional currency, the fluctuation of exchange rates of the Canadian Dollar may have positive or negative impacts on our results of operations. However, since all of our sales revenue and expenses and that of our subsidiaries are denominated in Canadian Dollar, the net income effect of appreciation and devaluation of the currency against the US Dollar will be limited to the net operating results of the subsidiary companies attributable to us.

INTEREST RATE

Interest rates in Canada are low and stable and inflation is well controlled due to the habit of the population to deposit and save money in the banks (among with other reasons, such as Canada's perennial balance of trade surplus. Our loans relate mainly to trade payables and are mainly short-term. However our debt is likely to rise with the establishment of our physical plants in connection with expansion and, were interest rates to rise at the same time, this could become a significant impact on our operating and financing activities.

We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

ITEM 4. INTERNAL CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Jason Finnis, our Chief Operating Officer, and Guy Prevost, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, Messrs. Finnis and Prevost concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the three-month period ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this Quarterly Report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls' and procedures' objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.


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

The parties have come to an agreement in regards to this dispute and we will pay Mr. Carpenter $132,500 US Dollars in two payments, which will be six months apart with the first payment due in April 2008. As of the date of this Quarterly Report, we have made the first payment of $65,000 to Mr. Carpenter.

As of the date of this Quarterly Report, we are not aware of any other pending or existing legal proceedings involving our company or its officers and directors. We are not aware of any other proceedings being contemplated by any person or governmental authority against us, our properties or our officers and directors.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three-month period ended March 31, 2008, and up to the date of this Quarterly Report, we have issued 583,215 shares of our common stock pursuant to contractual debts or financings as follows.

     o During the three-month period ended March 31, 2008, we issued an aggregate of 97,500 shares of our common stock pursuant to the exercise of stock options by our employees at $0.20 per share for total proceeds of $19,500.

     o During the three-month period ended March 31, 2008, we issued an aggregate of 25,000 shares of our common stock pursuant to the exercise of stock options by our employees at $0.31 per share for total proceeds of $7,750.

     o During the three-month period ended March 31, 2008, we issued an aggregate of 10,000 shares of our common stock pursuant to the exercise of stock options by our employees at $0.50 per share for proceeds of $5,000.

     o During the three-month period ended March 31, 2008, we issued an aggregate of 40,000 shares of our common stock pursuant to the exercise of stock options by our employees at $0.37 per share for total proceeds of $14,800.

     o During the three-month period ended March 31, 2008, we issued an aggregate of 25,000 shares of our common stock pursuant to the exercise of stock options by our employees at $0.81 per share for total proceeds of $20,250.

     o During the three-month period ended March 31, 2008, we issued an aggregate of 285,715 shares of our common stock pursuant to the exercise of warrants at $0.75 per share for total proceeds of $214,286.

     o During the three-month period ended March 31, 2008, we issued an aggregate of 100,000 shares of our common stock pursuant to the exercise of warrants at $0.50 per share for total proceeds of $30,000.

     o During April and May 2008, we issued an aggregate of 290,000 shares of our common stock pursuant to the exercise of stock options by our employees and consultants at $0.20 per share for proceeds of $58,000.

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



                                       NATURALLY ADVANCED TECHNOLOGIES INC.


Date: May 15, 2008                     By: /s/ KENNETH C. BARKER
                                           _____________________________________
                                               Kenneth C. Barker,
                                               Chief Executive Officer


Date: May 15, 2008                     By: /s/ GUY PREVOST
                                           _____________________________________
                                               Guy Prevost
                                               Chief Financial Officer