Form 10KSB/A
period 2007-12-31
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2008-08-11
CIK 1210294

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                               (Amendment No. 1)

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

None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                      NATURALLY ADVANCED TECHOLOGIES, INC.

                                   FORM 10-KSB

Item 1.     DESCRIPTION OF BUSINESS.                                           4

Item 2.     DESCRIPTION OF PROPERTY.                                          28

Item 3.     LEGAL PROCEEDINGS.                                                29

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.              29

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.         31

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.        38

Item 7.     FINANCIAL STATEMENTS.                                             46

Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.                                         78

Item 8A(T). CONTROLS AND PROCEDURES.                                          78

Item 8B     OTHER INFORMATION                                                 79

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS
            AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A)
            OF THE EXCHANGE ACT.                                              79

Item 10.    EXECUTIVE COMPENSATION.                                           83

Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                       88

Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
            COMPENSATION.                                                     91

Item 13.    EXHIBITS.                                                         93

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES                            94

NOTE REGARDING THIS AMENDMENT

Naturally Advanced Technologies, Inc. is providing this Amendment No. 1 to its Annual Report on Form 10-KSB solely to provide revised disclosure in Item 8A(T) hereto and to provide revised certifications attached as Exhibits 31.1 and 31.2 hereto.

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

We have obtained trademark protection for the name "CRAILAR" within Canada and the United States as well as relevant worldwide markets. See " Intellectual Property". We also own the web sites , WWW.HEMPTOWN.COM, WWW.HEMPTOWNCLOTHING.CA, .WWW.CRAILAR.COM, and WWW.HTNATURALS.COM.

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

[CRAILAR(TM) DEVELOPMENT & COMMERCIALIZATION PARTNERSHIP GRAPH APPEARS HERE]

As of the date of this Annual Report, we are currently in the final stages of moving to full-scale production of the patented CRAILAR(R) Technology. ARC tests indicate that the CRAILAR(R) Technology can be effectively processed on equipment currently used in related industries (i.e. woolen, cotton and pulp and paper industries). Existing facilities in Canada may be able to process several tons of CRAILAR(R) fiber per hour with minimal modifications. In addition, we are actively developing, in conjunction with the ARC, costs and requirements for building a full scale manufacturing facility in Craik, Saskatchewan. This plant would be capable of producing in excess of thirty tons of bast fiber per day and would provide high volume process and fiber to enable the other key components of the production value chain to commit to the CRAILAR(R) Technology. In addition, we are in initiated conversation with a number of global corporations with market expertise and experience for further partnership and development agreements.

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

We have invested a considerable amount of time and effort into product research and development. Research and development costs totaled, of $267,108 was attributable to the CRAILAR(R) fiber technology development. The remaining research and development costs were for new apparel development. See "Item 6. Management's Discussion and Analysis or Plan of Operation."

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

HTnaturals has secured new procurement systems, which will improve product quality and gross margin and implement a focused strategy for sales growth in three areas: corporate sales, private label sales, and a seasonal retail line. As of the date of this Annual Report, our product line consists of the following core items:

     o Corporate / At Once business: Consisting of basic blank apparel such as T-shirts, hooded sweatshirts, polo shirts, and tote bags, this line is targeted towards corporate clients and events where it is silk screen printed or embroidered as a uniform or incentive. These items are inventoried in our Canadian and US warehouses and colors and styles are kept at a minimum to reduce inventory risk. These items are not subject to seasonal fashion trends and remain viable season after season.

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

We intend to focus on our core line of products for the foreseeable future. We will, however, consider expanding the above core imprintable product line as consumer demand warrants. Such ancillary products may include jackets, shorts, pants, infant wear, towels, bed sheets and other products. See " Marketing Strategy."

STATEGIC ALLIANCES

NATIONAL RESEARCH COUNCIL OF CANADA.

         COLLABORATION AGREEMENT

We entered into a three-year collaboration agreement dated May 7, 2004, (the "Collaboration Agreement") with National Research Council of Canada ("NRC"), pursuant to which we have developed the CRAILAR(R) Technology enzymatic process for hemp-derived fiber. This entails researching and developing an environmentally-friendly and economically viable system based on industry-grade (or NRC-designed) enzymes for the extraction of clean fibers from industrial hemp, including: (i) the removal of dirt and the residual pectin from the sought-after hemp fibers; and (ii) the separation of fine fibers in a manner that is environmentally acceptable while maintaining characteristics suitable for the textile industry. Pursuant to the terms and provisions of the Collaboration Agreement: (i) NRC shall provide certain expertise and know-how for the process and engineering of enzymes beneficial to the textile industry;
(ii) NRC shall contribute to the project work valued at approximately $671,498 Canadian Dollars; and (iii) we shall contribute research and development to the project valued at approximately $553,500 Canadian Dollars (US Dollars $460,483). As of the date of this Annual Report, all amounts payable for fiscal years 2004, 2005, 2006 and 2007 have been paid, with a total of $24,000.00 Canadian Dollars paid during fiscal year 2007 under the terms of the first Collaboration Agreement. The final amount due and owing on March 1, 2007, of $24,000 (US Dollar $20,595) was paid on that date.

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

Pursuant to the terms and provisions of the Collaboration Agreement as renewed:
(i) NRC shall provide to the Project certain expertise and know-how for the process and engineering of enzymes beneficial to the textile industry; (ii) NRC shall contribute to the Project work valued at approximately $2,300,000 Canadian Dollars; (iii) we shall contribute research and development to the Project valued at approximately $893,033 Canadian Dollars; and (iv) we shall pay to NRC an aggregate of $366,000 over the three-year term in accordance with a schedule.

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

As of the date of this Annual Report, we have paid an initial $25,000 (US Dollars $25,219 to NRC and will pay an ongoing royalty percentage on sales of products derived from the CRAILAR(R) process of 3% to NRC with a minimum annual payment set at $15,000 (US Dollars $15,132). During fiscal year ended December 31, 2007, we paid an aggregate of $7,500 pertaining to the royalty.

ALBERTA RESEARCH COUNCIL

         MASTER AGREEMENT FOR TECHNOLOGY DEVELOPMENT

On approximately June 13, 2007, CRAILAR(R), our wholly-owned subsidiary, entered into a master agreement for technology development dated effective as of January 1, 2007 (the "Technology Development Agreement") with Alberta Research Council, Inc. ("ARC"). The purpose of the Technology Development Agreement is to further develop the CRAILAR(R) Technology for use in textile, composite and pulp applications. The Technology Development Agreement is an umbrella agreement for the development of the CRAILAR(R) Series Fiber Products. Under the terms of the Technology Development Agreement, we are entitled to the option of an exclusive, worldwide royalty bearing license to use any new intellectual property developed pursuant to a Project Agreement. See " Intellectual Property".

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

In accordance with the terms and provisions of the Technology Development
Agreement: (i) CRAILAR(R) shall initially pay to ARC $10,000 on April 1, 2007, (which has been paid) and subsequently $25,000 per calendar quarter on the first day of each calendar quarter commencing July 1, 2007, which sums shall be used exclusively for the purpose of CRAILAR(R)'s contributions required pursuant to the Project Agreements all of which were paid in 2007; (ii) CRAILAR(R) shall provide work-in-kind of a value of $25,000 Canadian Dollars per calendar quarter commencing April 1, 2007, as part of CRAILAR(R)'s contributions to the Project Agreements, which are contingent upon there being in effect one or more Project

Agreements requiring financial contributions from and services by CRAILAR(R);
(iii) CRAILAR(R) shall pay to ARC the fees and expenses set out in each Project Agreement; (iv) with respect to all Project Agreements, CRAILAR(R) shall be entitled to an option for an exclusive worldwide royalty-bearing license to use the intellectual property developed pursuant to such Project Agreement; and (v) CRAILAR(R) shall pay to ARC a royalty of 3% of the gross sales for the first $50,000,000 of gross sales and 1.5% of gross sales for all gross sales in excess of $50,000,000.

As of the date of this Annual Report, an aggregate $60,000 CDN has been paid to ARC relating to the payments required under the Technology Development Agreement and $Nil has been paid to ARC relating to the 3% royalty fee.

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

ITEM 2. DESCRIPTION OF PROPERTY

On July 3, 2004, we received eighty acres of industrial property in Craik, Saskatchewan, for development as a hemp fiber mill. We purchased the property for $1.00 from the Town of Craik and the Rural Municipality of Craik No. 222. In accordance with the terms and provisions of the Collaboration Agreement, management expects to begin construction of the facility in 2008. The mill will perform primary fiber processing with its patent pending decordication method. Resulting fiber may be used in either F-Series or X-Series production.. In the event we are successful in the development of the hemp fiber mill by July 1, 2007, there will be no further obligations to the Town of Craik. However, in the event we are not successful in the development of a hemp fiber mill, we can either surrender the land back to Craik or retain the land with a payment of $27,743. The transfer was registered with the Land Titles Office on February 8, 2005.

On June 29, 2007, we received from the Town of Craik an extension until July 1, 2008 within which to either complete development of the hemp fiber mill and retain the land with a payment of $27,743 or surrender the land back to Craik. In January 2008, we commissioned a geo tech study of the land, which was completed in February 2008 as part of our preparation for development of the mill.

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

The parties have come to an agreement in regards to this dispute and we will pay Carpenter $132,500 in two payments, which will be six months apart with the first payment due in April 2008.

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

COMMON STOCK PURCHASE WARRANTS

During fiscal year ended December 31, 2007, we granted an aggregate of 1,580,239 common stock purchase warrants at varying exercise prices ranging from $0.70 to $1.00. As of the date of this Annual Report, there are an aggregate of 2,990,242 common stock purchase warrants issued and outstanding. The warrants to purchase shares of common stock and the shares of common stock underlying the warrants were issued in private placements by us during fiscal year 2007 as follows: (i) during January 2007, we issued 428,573 warrants to acquire up to 428,573 shares of our common stock at an exercise price of $0.75 per share expiring January 2009 (the "January 2007 Warrants"); (ii) during May 2007, we issued 750,000 warrants to acquire up to 750,000 shares of our common stock at an exercise price of $0.70 per share expiring May 2009 (the "May 2007 Warrants"); (iii) during August 2007, we issued 166,666 warrants to acquire up to 166,666 shares of our common stock at an exercise price of $0.90 per warrant expiring August 2009 (the "August 2007 Warrants); and (iv) during September 2007, we issued an aggregate of 235,000 warrants to acquire up to 235,000 shares of our common stock at an exercise price of $0.70 per share expiring in September 2009 (the "September 2007 Warrants"). See "Recent Sales of Unregistered Securities."

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

MAY 2007 PRIVATE PLACEMENT OFFERING

During May 2007, we closed a private placement offering (the "May 2007 Private Placement Offering") whereby we issued an aggregate of 750,000 units at a subscription price of $0.35 per unit (the "May 2007 Units") for aggregate proceeds of $300.000. Each May 2007 Unit was comprised of one share of common stock and one May 2007 Warrant, representing the issuance of an aggregate of 750,000 shares of our restricted common stock and 750,000 May 2007 Warrants. Each May 2007 Warrant is exercisable at $0.70 per share expiring May 2009.

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

As at December 31, 2007, total liabilities were $1,544,291 and were comprised of
(i) $333,833 in accounts payable and accrued liabilities; (11) $110,883 in accrued liabilities (iii) $543,322 in amounts due related parties; (iv) $1,582 in capital lease obligations; (v) $100,000 in notes payable; (vi) $21,729 in short term debt.; (vii) $200,000 in long term notes payable; and (viii) $10,942 in long term debt.

Stockholders' Equity increased by $487,052 from $278,484, at December 31, 2006, to $765,536 at the twelve-month period ended December 31, 2007.

As of December 31, 2007, we had cash of $660,407 compared with $414,233 at December 31, 2006, an increase of $246,174.

The cash flows used in operations for the twelve-month period ended December 31, 2007, were ($2,123,003) compared with ($1,258,518) for the same period in 2006. Cash flows used in operations for the twelve-month period ended December 31, 2007, consisted primarily of a net loss of ($1,937,171), $24,144 in depreciation and amortization; stock based compensation of $411,048; an increase in accounts receivable of ($130,697); an increase in inventory of ($583,356); an increase in prepaid expenses of ($60,750); a decrease in accounts payable and accrued liabilities of $142,087; and (e) a decrease in amounts due to related parties of $11,692.

The cash flows used in investing activities for the twelve-month period ended December 31, 2007, were ($108,917) compared to ($59,318) for the same period in 2006. Cash flows used in investing activities consisted of (i) a purchase of property & equipment totaling ($96,194); and (ii) the acquisition of trademarks & licenses for ($12,723).

Cash flows provided by financing activities at December 31, 2007, totaled $2,300,763 versus $432,251 during the same period in 2006 as we: (i) issued $1,890.662 of capital stock for cash (2006: $569,318); (ii) adjusted ($8,978) of
APIC to capital; (iii) received $410,000 as a manufacturing loan from a director; (iv) long term debt decreased by ($16,828); (v) short term debt increased by $21,729; and (vi) capital lease obligations decreased by ($4,800) .

The effect of exchange rates on cash resulted in an unrealized gain of $177,331 for the twelve-months ending December 31, 2007, compared with $38,879 of unrealized gain in the same period of 2006. These gains are the direct result of the depreciation of the US dollar versus the Canadian dollar in calendar year 2007.

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

An additional significant commitment for us in fiscal year 2008 is the Collaboration Agreement we entered into with NRC to continue to develop a patentable enzyme technology for the processing of hemp fibers. Phase II of this agreement is for a three year term, which expires on May 9, 2010. The NRC is to be paid as it conducts work on the joint collaboration. As the NRC completes research and development work, the monies become due. There are no further costs or other off-balance sheet liabilities associated with the NRC JCA agreement. Over the term of the Collaboration Agreement, we will pay the NRC $369,200 ($366,000 CDN) of which $89,880 ($89,100 CDN) was due in 2007. The amount due in 2007 was paid as of the date of this Annual Report. In addition to cash payments, we are required to contribute $2,300,000 in research and development over the course of the Collaboration Agreement.

A significant commitment for us in fiscal year 2008 will be the settlement of legal proceedings with our prior Chief Operating Officer. The parties have come to an agreement in regards to this dispute and we will pay Mr. Guy Carpenter $132,500 in two payments, six months apart with the first payment due in April 2008

OFF-BALANCE SHEET ARRANGEMENTS

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




NATURALLY ADVANCED TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(In US Dollars)

_______________________________________________________________________________________________________________

                                                                                         For year ended
                                                                                          December 31,
                                                                                _______________________________
                                                                                    2007               2006
_______________________________________________________________________________________________________________

Cash flows from (used in) operating activities
  Net loss                                                                      $ (1,937,171)      $ (1,374,899)
  Adjustments to reconcile net loss to net cash from operating activities
   Depreciation & amortization                                                        24,144             17,919
   Gain on settlement of debt                                                              -            (48,161)
   Stock based compensation                                                          404,898            176,511
   Shares issued for services                                                          6,150
   Minority Interest                                                                       -            (40,722)
Changes in working capital assets and liabilities
  Decrease (increase) in accounts receivable                                        (130,697)          (179,415)
  Decrease (increase) in government grant receivable                                       -            (37,952)
  Decrease (increase) in inventory                                                  (583,356)            15,966
  Decrease (increase) in prepaid expenses                                            (60,750)           (14,911)
  (Decrease) increase in accounts payable and accrued liabilities                    196,905            135,965
 (Decrease) Increase in due to related parties                                        11,692             91,181
_______________________________________________________________________________________________________________

  Net cash flows used in operating activities                                     (2,068,185)        (1,258,518)
_______________________________________________________________________________________________________________

Cash flows from (used in) investing activities
  Purchase of property and equipment                                                 (96,194)            (4,812)
  Acquisition of trademarks & license                                                (12,723)           (54,506)
_______________________________________________________________________________________________________________

Net cash flows used in investing activities                                         (108,917)           (59,318)
_______________________________________________________________________________________________________________
Cash flows from (used in) financing activities
  Issuance of capital stock for cash                                               1,890,662            569,318
  Notes payable                                                                            -           (100,000)
  Related parties advances                                                           410,000                  -
  Long term debt repayment                                                           (16,828)               (31)
  Short term debt (repayment)                                                         21,729            (29,467)
  Capital lease obligation                                                            (4,800)            (7,569)
_______________________________________________________________________________________________________________

Net cash flows from financing activities                                           2,300,763            432,251
_______________________________________________________________________________________________________________

Effect of exchange rate changes on cash and cash equivalents                         122,513             38,879
_______________________________________________________________________________________________________________

Increase (decrease) in cash and cash equivalents                                     246,174           (846,706)
Cash and cash equivalents, beginning                                                 414,233          1,260,939
_______________________________________________________________________________________________________________

Cash and cash equivalents, end                                                  $    660,407       $    414,233
===============================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
AND NON-CASH FINANCING AND INVESTING ACTIVITIES:
     Cash paid for interest                                                     $     39,340       $     78,581
     Cash paid for income taxes                                                 $          -       $          -
     Capital stock issued in exchange for Crailar shares                        $          -       $    324,531
     Capital stock issued as compensation                                       $      6,150       $          -


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

     The Company's non-capital losses, which can be applied to reduce future taxable income, expire as follows:

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007




       Year of Expiry                               Amount
       ______________                             __________


            2008                                      19,000
            2009                                     145,000
            2010                                     140,000
            2013                                     318,000
            2014                                   1,076,000
            2015                                   1,216,000
            2025                                   1,309,000
            2026                                    463,0000
            2027                                   1,505,000

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

ITEM 8A(T). CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Kenneth Barker, our Chief Executive Officer, Jason Finnis, our Chief Operating Officer, and Guy Prevost, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion our disclosure controls and procedures were not effective in that although our management performed an assessment of internal control over financial reporting for the year ended December 31, 2007, we inadvertently failed to report on management's assessment of internal control over financial reporting in our annual report on Form 10-KSB as filed with the SEC on April 11, 2008. We have filed this amendment to such annual report on Form 10-KSB in order to provide such report, as set forth below.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

o pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

o provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting has inherent limitations, which include but are not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2007.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     14.1          Corporate Governance Policy (5)

     14.2          Corporate Disclosure Policy (5)

     14.3          Securities Trading Policy (5)

     14.4          Board of Directors Charter (5)

     14.5          Terms of Reference for the Chief Financial Officer (5)

     14.6          Terms of Reference of Committee Chairs (5)

     14.7          Audit Committee Charter (5)

     14.8          Corporate Governance Committee Charter (5)

     14.9          Compensation Committee Charter (5)

     14.10         Disclosure Charter Policy (5)

     14.11         Code of Conduct (5)

     14.12         Insider Trading and Reporting Guidelines (5)

     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

     31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

     32.1 Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5) Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission on April 11, 2008.

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



NATURALLY ADVANCED TECHNOLOGIES, INC.
(Registrant)

By /s/ KENNETH C. BARKER
   ______________________________________________________________
   Kenneth C. Barker
   Chief Executive Officer and Director
   Date     AUGUST 7, 2008


By /s/ GUY PREVOST
   ______________________________________________________________
   Guy Prevost
   Chief Financial Officer and Director
   Date     AUGUST 7, 2008



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ JASON FINNIS
   ______________________________________________________________
   Jason Finnis
   President, Chief Operating Officer and Director
   Date     AUGUST 7, 2008


By /s/ LARISA HARRISON
   ______________________________________________________________
   Larisa Harrison
   Chief Administration Officer, Secretary/Treasurer and Director
   Date     AUGUST 7, 2008


By /s/ ROBERT EDMUNDS
   ______________________________________________________________
   Robert Edmunds
   Director
   Date     AUGUST 7, 2008


By /s/ PETER MOORE
   ______________________________________________________________
   Peter Moore
   Director
   Date     AUGUST 7, 2008


By /s/ MILJENKO HORVAT
   ______________________________________________________________
   Miljenko Horvat
   Director
   Date     AUGUST 7, 2008