Form 10KSB/A
period 2007-12-31
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2008-08-12
CIK 1210294

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                               (Amendment No. 2)

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

NOTE REGARDING THIS AMENDMENT

Naturally Advanced Technologies, Inc. is providing this Amendment No. 2 to its Annual Report on Form 10-KSB solely to include the report of its independent registered public accounting firm and to attach Exhibit 23.1.

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

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statement of Stockholder's Equity

Notes to Consolidated Financial Statements

DALE MATHESON
CARR-HILTON LABONTE LLP
_______________________
DMCL CHARTERED ACCOUNTS


                                         Partnership of:

            Vancouver       Robert J. Burkart Inc.     James F. Carr-Hilton Ltd.
                            Kenneth P. Chong Inc.      Alvin F. Dale Ltd.
                            Reginald J. LaBonte Ltd.   Barry S. Hartley Inc.
                            Robert J. Mattheson Inc.   Rakesh I. Patel Inc.

            South Surrey    Michael K. Braun Inc.      Peter J. Donaldson Inc.

            Port Coquitlam  Wilfred A. Jacobson Inc.   Brian A. Shaw Inc.
                            Fraser G. Ross Ltd.
________________________________________________________________________________


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

In our opinion, based on our audits and the report of other auditors, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2007 and 2006 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                       /s/ "DMCL"
                                           _____________________________________
                                           DALE MATHESON CARR-HILTON LABONTE LLP
                                                           CHARTERED ACCOUNTANTS


Vancouver, Canada
March 27, 2008


Vancouver       Suite 1500 - 1140 West Pender Street, Vancouver, B.C., Canada
                V6E 4G1, Tel: 604 687 4747 * Fax: 604 689 2778 - Main Reception

South Surrey    Suite 301 - 1659 Martin Drive, White Rock, B.C., Canada V4A 6E7,
                Tel: 604 531 1154 * Fax: 604 538 2613

Port Coquitlam  Suite 700 - 2755 Lougheed Highway, Port Coquitlam, B.C., Canada
                V3B 5Y9, Tel: 604 941 8266 * Fax 604 941 0971


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

     23.1          Auditor Consent Letter

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