Form 10-Q
period 2008-06-30
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2008-08-14
CIK 1210294

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANEG ACT OF 1934


                       For the period ended June 30, 2008


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from ______ to _______


                         COMMISSION FILE NUMBER: 0-50367


                      NATURALLY ADVANCED TECHNOLOGIES, INC.
                 ______________________________________________
                 (Name of small business issuer in its charter)


    British Columbia, Canada                                     98-0359306
_________________________________                           ____________________
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


    1008 Homer Street, Suite 402, Vancouver, British Columbia, Canada V6B 2X1
    _________________________________________________________________________
                    (Address of principal executive offices)


                                 (604) 683-8582
                           ___________________________
                           (Issuer's telephone number)


Securities registered pursuant                    Name of each exchange on which
 to Section 12(b) of the Act:                              registered:
             None


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

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class                                          Outstanding as of August 11, 2008

Common Stock, no par value                               30,293,830

                       Documents Incorporated By Reference

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                      NATURALLY ADVANCED TECHOLOGIES, INC.

                                    FORM 10-Q


PART 1            FINANCIAL INFORMATION                                        4

Item 1            FINANCIAL STATEMENTS                                         4
                     Consolidated Balance Sheets                               5
                     Consolidated Statements of Operations                     6
                     Consolidated Statements of Cash Flows                     7
                     Notes to Consolidated Financial Statements                8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition or Plan of Operation                              31

Item 3.           Quantitative and Qualitative Disclosures About
                  Market Risks                                                42

Item 4.           Controls and Procedures                                     43

PART II.          OTHER INFORMATION                                           44

Item 1            Legal Proceedings                                           44

Item 2            Unregistered Sales of Securities and Use of Proceeds        44

Item 3            Defaults Upon Senior Securities                             46

Item 4            Submission of Matters to a Vote of Security Holders         46

Item 5            Other Information                                           48

Item 6            Exhibits                                                    49

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

PART I

ITEM 1. FINANCIAL STATEMENTS

NATURALLY ADVANCED TECHNOLOGIES, INC.

Consolidated Financial Statements
(In US Dollars)


June 30, 2008
(unaudited)




INDEX



Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements


NATURALLY ADVANCED TECHNOLOGIES, INC.

Consolidated Balance Sheets
(In US Dollars)
____________________________________________________________________________________________________
                                                                        June 30,        December 31,
                                                                          2008              2007
____________________________________________________________________________________________________
                                                                      (unaudited)

ASSETS

CURRENT
     Cash and cash equivalents                                        $    16,915       $    660,407
     Accounts receivable                                                  369,952            510,640
     Inventory                                                            812,965            843,531
     Prepaid expenses and other                                           253,123            150,789
____________________________________________________________________________________________________

                                                                        1,452,955          2,165,367

PROPERTY AND EQUIPMENT (NOTE 8)                                           234,014             78,740
INTANGIBLE ASSETS (NOTE 9)                                                 61,284             65,720
____________________________________________________________________________________________________

                                                                      $ 1,748,253       $  2,309,827
====================================================================================================

LIABILITIES

CURRENT
     Accounts payable                                                 $   477,511       $    555,833
     Accrued Liabilities                                                   63,571            110,883
     Due to related party (Note 7)                                        775,255            543,322
     Capital lease obligation, current portion                                998              1,582
     Note payable (Note 4)                                                100,000            100,000
     Short term loan (Note 10)                                             21,251             21,729
____________________________________________________________________________________________________

                                                                        1,438,586          1,333,349

NOTE PAYABLE (NOTE 4)                                                     200,000            200,000
LONG TERM DEBT (NOTE 10)                                                   10,510             10,942
____________________________________________________________________________________________________

                                                                        1,649,096          1,544,291
____________________________________________________________________________________________________

COMMITMENTS (Note 13)

STOCKHOLDERS' EQUITY

CAPITAL STOCK (NOTE 11)
     Authorized:    100,000,000 common shares without par value
     Issued and outstanding:  28,796,404 common shares
                              (December 31, 2007 - 27,913,589)          6,454,314          6,026,436

ADDITIONAL PAID-IN CAPITAL                                                801,880            650,153

ACCUMULATED OTHER COMPREHENSIVE INCOME                                    138,927            176,048

DEFICIT                                                                (7,295,964)        (6,087,101)
____________________________________________________________________________________________________

                                                                           99,157            765,536
____________________________________________________________________________________________________

                                                                      $ 1,748,253       $  2,309,827
====================================================================================================


     The accompanying notes are an intergral part of these consolidated financial statements.





NATURALLY ADVANCED TECHNOLOGIES, INC.

Consolidated Statements of Operations
(In US Dollars)
(unaudited)
___________________________________________________________________________________________________________
                                                 For three months ended            For six months ended
                                                         June 30,                         June 30,
                                                  2008            2007             2008            2007
___________________________________________________________________________________________________________

SALES                                          $   579,728     $   475,118      $ 1,533,387     $ 1,091,179

COST OF SALES                                      368,451         351,365          971,080         732,101
___________________________________________________________________________________________________________

GROSS PROFIT                                       211,277         123,753          562,307         359,078
___________________________________________________________________________________________________________

EXPENSES
       Advertising and promotion                    55,314          75,279          116,805         142,742
       Amortization & depreciation                   6,966           5,093           13,527           9,673
       Consulting  & Contract Labour                92,286         159,516          190,368         261,551
       General & Administrative                    119,290          80,811          230,636         147,279
       Interest                                     33,814          22,264           66,672          48,302
       Legal & Accounting                           61,049          29,853          101,658          53,500
       Research & Development                      121,323         122,958          282,921          84,507
       Salaries & Benefits                         380,161         182,364          768,583         300,006
___________________________________________________________________________________________________________

                                                   870,203         678,138        1,771,170       1,047,560
___________________________________________________________________________________________________________

NET LOSS FOR THE PERIOD                        $  (658,926)    $  (554,385)     $(1,208,863)    $  (688,482)
===========================================================================================================

Loss per share (basic and diluted)             $     (0.02)    $     (0.02)     $     (0.04)    $     (0.03)
===========================================================================================================

Weighted average number of
   common shares outstanding                    28,689,411      24,750,854       28,373,297      24,457,647
===========================================================================================================


       The accompanying notes are an intergral part of these consolidated financial statements.




NATURALLY ADVANCED TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows
(In US Dollars)
(unaudited)
___________________________________________________________________________________________________
                                                                      For six months ended June 30,
                                                                        2008               2007
___________________________________________________________________________________________________

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss for the period                                            $(1,208,863)          (688,482)
  Adjustments to reconcile net loss to net cash
        from operating activities
     Depreciation & amortization                                          13,527              9,673
     Stock based compensation                                            151,727            121,464

CHANGES IN WORKING CAPITAL ASSETS AND LIABILITIES
  Decrease (increase) in accounts receivable                             140,688             (4,372)
  Decrease (increase) in government grant receivable                           -            (46,663)
  Decrease (increase) in inventory                                        30,566            (59,587)
  Decrease (increase) in prepaid expenses                               (102,334)           (27,897)
  (Decrease) increase in accounts payable                                (68,691)          (122,607)
  (Decrease) increase in  accrued liabilities                            (47,312)
  (Decrease) Increase in due to related parties                            6,933            (89,354)
___________________________________________________________________________________________________

   Net cash flows used in operating activities                        (1,083,759)          (907,825)
___________________________________________________________________________________________________

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES

  Purchase of property and equipment                                    (162,053)           (20,639)
  Acquisition of trademarks & license                                     (2,343)            (7,508)
___________________________________________________________________________________________________

Net cash flows used in investing activities                             (164,396)           (28,147)
___________________________________________________________________________________________________

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Issuance of capital stock for cash                                     418,278            490,833
  Related parties advances                                               225,000            180,000
  Long term debt                                                            (432)             2,629
  Short term debt                                                           (478)                 -
  Capital lease obligation                                                  (584)            (3,052)
___________________________________________________________________________________________________

Net cash flows from financing activities                                 641,784            670,410
___________________________________________________________________________________________________

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS             (37,121)            49,445
___________________________________________________________________________________________________

INCREASE (DECREASE) IN CASH                                             (643,492)          (216,117)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           660,407            414,233
___________________________________________________________________________________________________

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $    16,915        $   198,116
===================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
AND NON-CASH FINANCING AND INVESTING ACTIVITIES:
     Cash paid for interest                                          $    83,717        $    30,549
     Cash paid for income taxes                                      $         -        $         -
     Capital stock issued in settlement of accounts payable          $     9,600        $         -
     Capital stock issued in settlement of related party debt        $         -        $         -
     Capital stock issued as compensation                            $                  $         -

    The accompanying notes are an intergral part of these consolidated financial statements.


NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)


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

           GOING CONCERN

           The Company's consolidated financial statements are prepared using generally accepted accounting principles ("GAAP") in the United States of America applicable to a going concern, which contemplates the realization of assets and payment of liabilities in the normal course of business. The Company has incurred losses since inception of $7,295,964, and further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

           The Company plans to raise additional financing as needed in 2008 through equity placements. However, there can be no assurance that capital will continue to be available as necessary to meet the Company's ongoing working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company.
           Subsequent to the quarter the Company raised additional capital. (Refer to Note 20)

           COMPARATIVE FIGURES

           Certain of the comparative figures have been reclassified to conform to the current year's presentation.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)


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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)


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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)


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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)


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

           n)         Earnings (Loss) Per Share

                      Basic and diluted earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "EARNINGS PER Share". Common stock equivalents from stock options and warrants were excluded from the calculation of net loss per share for June 30, 2008, and 2007 as their effect is anti-dilutive.

           o)         Long-Lived Asset Impairment

                      Long-lived assets of the Company are reviewed when changes in circumstances suggest their carrying value has become

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)


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

                      CREDIT RISK. Credit risk is managed by dealing with customers whose credit standing meet internally approved policies, and by ongoing monitoring of credit risk. As at June 30, 2008, the Company had significant concentrations of credit exposure to two customers however management has determined that these customers do not pose a credit risk.

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

                      In May 2008,  the FASB issued SFAS No. 162, The  Hierarchy
                      of  Generally   Accepted   Accounting   Principles  ("SFAS

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)


                      No.162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, THE MEANING OF Present Fairly in Conformity with Generally Accepted Accounting Principles.

                      In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS - AN INTERPRETATION OF FASB STATEMENT NO. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

           r)         Research and Development

                      Research and development costs are charged to operations as incurred. Development costs of $266,951 ($63,949 -
                      2007) for the six month period ended June 30, 2008 were attributable to Crailar Fiber Technologies development of its bast fiber technology and research and development costs associated with apparel are $15,970 ($20,558 -
                      2007).

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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)


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

4.         NOTE PAYABLE

           Rana Corp. Loan

           On July 21, 2007, a previous loan was assumed and renewed by Rana Corp. until April 22, 2009, at 12% per annum, calculated semi-annually, with interest payments due semi-annually. The loan is due as follows: (a) $100,000 on July 22, 2008; and (b) $200,000 on
           July 22, 2009. Included in accrued liabilities at June 30, 2008 is an accrual for interest of $18,057. The July 22, 2008 payment of $100,000 was made on July 31, 2008.

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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)


6.        CAPITAL LEASE OBLIGATIONS

          The Company has capital leases for equipment with payments totaling $1,077, including interest, remaining due on these leases which will expire during 2008. The principal amount outstanding on these leases is $1,017.

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

          On February 19, 2007, the Company signed a secured loan agreement with the same director for financing of apparel manufacturing. Under the terms of this agreement, the Company can borrow up to $400,000 at an interest rate of 12% with a 1% charge for each draw on the loan. On August 28, 2007, this amount was increased to $550,000. The loan is secured by a subordinated charge on the assets of the Company and will mature on February 28, 2008. The loan was subsequently renewed and will now mature on February 28, 2009. On March 21, 2007, the Company made a draw on the loan of $180,000 and further draws totaling $330,000 were made during the remainder of 2007, which remain outstanding at March 31, 2008. On March 7, 2008 the Company increased the amount available from the secured loan agreement to $700,000 and made an additional draw against the loan for $183,000 on March 8, 2008. On June 13, 2008 the Company made of draw of $7,000 on the secured loan agreement and also received an additional $35,000 loan. An accrual for interest of $40,726 has been included in accrued liabilities as at June 30, 2008. The additional loan of $35,000 and outstanding interest of $40,726 were paid back to the director on July 22, 2008.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)


8.        PROPERTY AND EQUIPMENT
                                                            Accumulated      Net Book Value      Net Book Value
                                                 Cost       Depreciation     June 30, 2008      December 31, 2007

          Computer equipment                   $ 20,309       $  9,139          $ 11,170             $ 3,935

          Equipment                               9,602          4,324             5,278               7,001

          Furniture and fixtures                 33,252          8,361            24,891              27,071

          Leasehold improvements                 21,589         11,778             9,811              11,873

          Computer Software                       6,028          5,302               726                   -

          Computer equipment under capital
          lease                                  51,938         50,940               998               1,583

          Craik facility equipment              147,168              -           147,168               7,793

          Craik facility building                33,972              -            33,972              19,484

                                               $323,858       $ 89,844          $234,014             $78,740


NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)


9.         INTANGIBLE ASSETS

           The aggregate amortization expense for the six month period ended June 30, 2008 was $6,779 (2007 - $4,489). Trademarks acquired in 2007 and 2006 consist of the cost of registration of the tradename CRAILAR in various countries. License fee consists of the Company's initial payment to the National Research Council of Canada under the terms of a technology license agreement (refer to Note 14(b)).


                                        Accumulated      Net Book Value       Net Book Value
                             Cost       amortization     June 30, 2008       December 31, 2007

           Trademarks      $ 71,356         29,983          $ 41,372             $ 43,863

           Licence Fee       24,517          4,605            19,912               21,857

                           $ 95,873       $ 34,589          $ 61,284             $ 65,720


10.        PEMD PAYABLE

           The Company has been advanced funds in the amount of $31,761 (CDN $32,360) from the Canadian Department of Foreign Affairs and International Trade under its Program for Export Market Development ("PEMD") to be used to promote the sales of Canadian goods into foreign markets. The agreement was signed on January 7, 2004, and there is no interest charged on the outstanding amount. The loan is to be paid back each year at 4% of incremental foreign sales over the base year amount by December of the following year. The base year amount was approximately $819,784 (CDN $835,934). The Company owes approximately $21,251 for the year 2007, ($0-2006). If at the end of year five the loan is not paid back, then the outstanding balance of the loan will be forgiven.


11.        CAPITAL STOCK

           During the period ended June 30, 2008, the Company issued 882,815 shares of common stock as follows:

           a) In April and May 2008, 290,000 shares pursuant to the exercise of employee options at $0.20 per share for proceeds of $58,000.

           b) In May 2008, 9,600 bonus shares for work performed, the shares had a fair value of $9,600.

           c) In February 2008, 97,500 shares pursuant to the exercise of employee options at $0.20 per share for proceeds of $ 19,500.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)


           d) In February 2008, 25,000 shares pursuant to the exercise of employee options at $0.31 per share for proceeds of $ 7,750.

           e) In February 2008, 10,000 shares pursuant to the exercise of employee options at $0.50 per share for proceeds of $ 5,000.

           e) In February 2008, 40,000 shares pursuant to the exercise of employee options at $0.37 per share for proceeds of $ 14,800.

           f) In March 2008, 25,000 shares pursuant to the exercise of employee options at $0.81 per share for proceeds of $ 20,250.

           g) In March 2008, 285,715 shares pursuant to the exercise of warrants at $0.75 per share for proceeds of $ 214,286.

           h) In March 2008, 100,000 shares pursuant to the exercise of warrants at $0.50 per share for proceeds of $50,000.

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

           d) In September 2007, 235,000 units at $0.70 per unit, for proceeds of $164,500. Each unit consists of one common

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)


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


            Share purchase warrants outstanding at June 30, 2008 are summarized as follows:

                                                  Weighted Average
                                                  Remaining
Range of Exercise Prices     Number of Shares     Contractual Life (yr)
_______________________________________________________________________

     $0.70 - $1.00              2,059,527                 0.72

     $0.75 - $1.00                485,000                 0.84
_______________________________________________________________________

Total                           2,544,527                 0.74
=======================================================================

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)


Share purchase warrants outstanding are:

_____________________________________________________________________________
                                                             Weighted-Average
                                                Shares        Exercise Price
_____________________________________________________________________________

Warrants outstanding at December 31, 2006      9,587,093          $ 0.83

Warrants granted during the year               1,580,239          $ 0.78

Warrants expired during the year              (5,877,090)         $ 0.97

Warrants exercised during the year            (2,300,000)         $ 0.50
_____________________________________________________________________________

Warrants outstanding at December 31, 2007      2,990,242          $ 0.78

Warrants expired during the period               (60,000)         $ 1.00

Warrants exercised during the period            (385,715)         $ 0.69
_____________________________________________________________________________

Warrants outstanding at June 30, 2008          2,544,527          $ 0.79
_____________________________________________________________________________


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

           The fair value of options issued during the six month period ended June 30, 2008 and the year ended December 31, 2007 was determined using the BSM option pricing model with the following assumptions:

                                     Period ended      Year ended
                                     June 30, 2008     December 31, 2007

Risk-free interest rates                 2.22%          4.48% to 4.66%
Volatility factor                          77%            81% to105%
Contractual life of options,
   in years                                 3                3
Weighted average fair value of
   options granted                      $0.59               $0.40

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)


           During the six month period ended June 30, 2008, the company granted 611,500 three year common stock options to consultants and employees, exercisable at $1.15, which were valued at $358,903. These options were granted under the terms of the Company's 2006 Plan.

           During the six month period ended June 30, 2008, 392,148 options vested and an expense of $170,485 has been recorded with respect to those options. $139,760 was included in Salaries & Benefits expense and $30,725 was included in Consulting & Contract Labour expense.

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

           During the six month period ended June 30, 2008, 50,000 options vested under the Company's 2004 Plan. Accordingly, an expense of $9,934 was included in Consulting & Contract Labour expense.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)


           A SUMMARY OF THE COMPANY'S STOCK OPTIONS ARE AS FOLLOWS:
           _____________________________________________________________________

                                                                     Weighted-
                                                                      Average
                                                                     Exercise
                                                       Shares          Price
           _____________________________________________________________________

           Options outstanding, December 31, 2006     3,598,664        $0.51
           Options exercised during the year           (275,696)        0.22
           Options expired during the year           (1,242,000)        0.89
           Options granted during the year            2,100,000         0.70
           Options cancelled during the year           (320,968)        0.49
           Options outstanding, December 31, 2007     3,860,000         0.52
           Options exercised during the period         (487,500)        0.26
           Options granted during the period            611,500         1.15
           Options cancelled during the year             (8,496)        1.05
           _____________________________________________________________________
           Options outstanding, June 30, 2008         3,975,504        $0.65

           =====================================================================


______________________________________________________________________________________
                                 June 30, 2008
______________________________________________________________________________________
Options Outstanding                                           Options Exercisable
__________________________________________________________    ________________________
                                  Weighted
                                  Average         Weighted                    Weighted
Range of                          Remaining       Average                     Average
Exercise          Number          Contractual     Exercise    Number          Exercise
Prices            Outstanding     Life (yr)       Price       Exercisable     Price
__________________________________________________________    ________________________

$0.01 - $0.50     1,817,500       1.27            $0.37       1,817,500         $0.37
$0.51 - $1.00     2,158,004       2.26            $0.88         499,637         $0.82
__________________________________________________________    ________________________
                  3,975,504       1.81            $0.64       2,317,137         $0.47
==========================================================    ========================


NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)


13.        COMMITMENTS AND CONTINGENCIES

           a)       ANNUAL LEASES

                    The Company is committed to current annual lease payments totaling $257,047 for premises under lease. The lease expires in 2011. Approximate minimum lease payments over the remainder of the leases are as follows:

                                                     $

                    2008                           54,837

                    2009                           74,398

                    2010                           68,971

                    2011                           58,841
                    _____________________________________

                    Total                         257,047
                    =====================================

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

                    Over the term of the agreement, the Company paid the NRC $276,552 (CDN $282,000) in cash. In addition to cash payments, the Company contributed research and development valued at approximately $542,807 (CDN $553,500). All amounts payable pursuant to the terms of the original agreement have been paid. In October 2007, the Company entered into a new joint collaboration agreement with the NRC to continue to develop a patentable enzyme technology for the processing of hemp fibres. The agreement is for three years and expires on May 9, 2010. The NRC is to be paid as it conducts work on the joint collaboration. There are no further costs or other off-balance sheet liabilities associated with the NRC agreement.

                    Over the term of the agreement, the Company will pay the NRC, $358,929 ($366,000CDN).In addition to cash payments the Company is to contribute $2,300,000 CDN of "in kind", research and development over the course of the collaboration agreement.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)


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

           c)       ALBERTA RESEARCH COUNCIL ("ARC") COLLABORATION

                    In June 2007, the Company's subsidiary, Crailar Fiber Technologies Inc. ("CFT"), entered into a Master Agreement For Technology Development with the Alberta Research Council ("ARC") (the "Technology Agreement") to further develop and commercialize bast fiber technology. The Technology Agreement is intended to act as an umbrella agreement for further bast fiber development planned to be performed by the ARC under different Project Agreements. Under the terms of the Technology Agreement, commencing July 1, 2007, the Company will pay $24,517 (CDN $25,000 ) per quarter to the "ARC" and can terminate the agreement with 90 days notice, unless there are Project Agreements in effect, in which case this Technology Agreement shall expire when there are no longer any Project Agreements in effect. The Company has paid all amounts due for 2007, and $24,517 (CDN $25,000) was due and paid for the first quarter of 2008. In addition to the above payments, CFT will be responsible for providing work-in-kind with a value of $24,517 (CDN $25,000) per calendar quarter commencing with the first Project Agreement. Under the terms of the Technology Agreement the Company will be entitled to an option for an exclusive, worldwide, royalty-bearing license to use any new intellectual property developed pursuant to a Project Agreement. The royalty based on this option will be 3% of gross sales for the first $50,000,000 and 1.5% of gross sales on excess of $50,000,000. The Technology Agreement is in effect as long as there is an active Project Agreement.

           d)       CEO AGREEMENT

                    On August 15, 2007, the Company signed an agreement with its Chief Executive Officer who is paid $12,500 a month for the period of one year and 1,000,000 options that will not vest until certain performance conditions are met. The contract can be cancelled by either party with 30 days notice. As at June 30, 2008, none of the options had vested.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)


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

15.        RELATED PARTY TRANSACTIONS

           During the six month period ended June 30, 2008, $248,870 (2007 - $241,248) was incurred as remuneration to officers and directors of the Company. Of this amount, $158,870 (2007 - $62,758) is recorded as salaries and employee benefits expense and $90,000 (2007 - $178,490) is recorded as contract labour expense.

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

           During February 2008, the Company granted 611,500 three year options at an exercise price of $1.15 per share, under the Company's 2006 Stock Option Plan to employees, directors and consultants. These options were valued at $359,903 and are being expensed as they vest. For the six month period ending June 30, 2008 none of the options had vested and accordingly no expense has been recorded.

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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)


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

16.         CONCENTRATION RISK

            For the six month period ended June 30, 2008, three suppliers accounted for 100% of the Company's purchases of inventory. One supplier is located in China and supplied 96% of the Company's purchases, the other two suppliers are located in North America and India and supply approximately 4%.

            For the six month period ended June 30, 2007, four suppliers accounted for 100% of the Company's purchases of inventory. One supplier is located in China and supplied 75% of the Company's purchase orders, the other three suppliers are located in North America and supplied approximately 25%.

            For the six month period ended June 30, 2008. One customer accounted for 48% of the Company's sales. The Company is confident that this relationship will continue until year end.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)


17.         PROPERTY TRANSFER

            On July 3, 2004, the Company received 80 acres of industrial property in Craik, Saskatchewan for development of a hemp fibre mill. The Company, through its subsidiary 068782 B.C. Ltd., was granted title to the land from the Town of Craik and the Rural Municipality of Craik No. 222 in exchange for $1. Provided the Company is successful in the development of a mill, by July 1, 2007, there will be no further obligations to the Town of Craik. In June, 2007, the Company received a 1 year extension to develop a mill on the property until July 1, 2008. In January 2008, the Company commissioned a geo tech study of the land which was completed in February 2008 as part of the Company's preparation to develop a mill in Craik. However, if development of the facility proves unsuccessful, the Company will either purchase the land for $35,000 or surrender the land back to the Town of Craik. The transfer of the registration of title was completed on February 8, 2005. In June 2008, the Company received an extension until October 31, 2008.


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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)


19.         SEGMENTED INFORMATION

            The Company's consolidated operations are conducted in two business segments, Naturally Advanced Technologies Inc, which includes apparel sales and Crailar Fiber Technologies Inc which is developing Crailar technology.


            ___________________________________________________________________________________

            FOR THE SIX MONTH PERIOD ENDED
            JUNE 30, 2008
                                        Naturally Advanced       Crailar Fiber
                                        Technologies Inc.      Technologies Inc.       Total
                                                $                      $                 $

            Revenue                          1,533,387                     -          1,533,387
            Operating profit (loss)           (780,781)             (428,082)        (1,208,863)


            AS AT JUNE 30, 2008

            Total assets                     1,438,653               309,600          1,748,253
            Intangible Assets                   3,584                 57,700             61,284
            ___________________________________________________________________________________

            FOR THE SIX MONTH PERIOD ENDED
            JUNE 30, 2007
                                        Naturally Advanced       Crailar Fiber
                                        Technologies Inc.      Technologies Inc.       Total
                                                $                      $                 $

            Revenue                          1,091,179                     -          1,091,179
            Operating profit (loss)           (614,936)              (73,546)          (688,482)


            AS AT JUNE 30, 2007

            Total assets                     1,187,267               235,903          1,423,170
            Intangible Assets                                         60,505             60,505
            ___________________________________________________________________________________


            The reconciliation of the segment profit (loss) to net income (loss) as reported in the financial statements is as follows:

            ______________________________________________________________

            For the Six Month  Period  Ended
            June 30,                                2008           2007
                                                     $               $
            ______________________________________________________________

            Segment (Loss)                       (1,208,863)     (688,482)
            Minority Interest                             -             -
            Net Income (loss)                    (1,208,863)     (688,482)
            ______________________________________________________________

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)


20.         SUBSEQUENT EVENTS

            a) On July 8, 2008 the Company listed its common shares on the TSX Venture Exchange (the 'TSX-V'). In connection with the TSX-V listing, the Company closed a brokered and non brokered private placement on July 3, 2008 for gross proceeds of just under $1.98 million. Pursuant to the private placements, the Company issued a total of 1,472,426 units at $1.35 per unit, representing just over 5% of the Company's common shares outstanding. Each unit ('Unit') is comprised of one common share (a 'Share') and one half of one Share purchase warrant (a 'Warrant'). Each whole Warrant will entitle the holder to purchase one Share at a price of $1.95 until July 3, 2010. 1,117,426 Units were placed under the brokered portion of the deal, while 355,000 Units were placed under the non-brokered portion. Net proceeds to the Company from this private placement amount to $1,834,656. In connection with the brokered private placement, the Company paid the Broker a cash commission, as well as granted 111,742 agent's options. Each agent's option is exercisable for a Unit at a price of $1.35, consisting of one Share and one half of one Warrant. Each full Warrant entitles the agent Warrant holder to purchase an additional Share at $1.35 until July 3, 2010.

                   All securities issued in connection with the private placements are subject to a four month hold period in Canada. The funds from the private placements will be used to fund CRAILAR(R) development, repay debt, and general and administrative expenses.

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

     CRAILAR FIBER TECHNOLOGIES INC.

Crailar Fiber Technologies Inc. ("CFT") is developing proprietary technology for the engineering, processing and production of textile fibers, composite materials, cellulose pulp, and their resulting byproducts. Developed in collaboration with the National Research Council of Canada and the Alberta Research Council, the CRAILAR(R) biomass technology platform offers cost-effective and environmentally friendly processing and production of industrial Hemp for global textile, composite material, pulp and paper and energy markets. CRAILAR(R) has the global exclusive rights to any new intellectual property developed under these collaborations. The technology developed is expected to displace some cotton and organic cotton use in textiles, some polyester and nylon use in performance textiles, some fiberglass use in composite materials, some wood pulp use in pulp and paper applications and some oil and gas use in energy markets. The feedstock source for CRAILAR(R) is environmentally efficient industrial Hemp, however the feedstock source can also use other environmentally efficient bast fibers, such as Flax.

CRAILAR FIBER TECHNOLOGIES is organized into four divisions to best develop, test and commercialize its various technology platforms. These divisions include:

1. CRAILAR(R) ADVANCED MATERIALS: Focused on applications for our eco-friendly cellulosic pulp, the Advanced Materials division develops technologies for the processing of these cellulose-based fibers in Pulp and Paper, Bioplastics and Performance Apparel industries.

2. CRAILAR(R) ORGANIC FIBERS: The Organic Fibers division is responsible for CRAILAR(R) applications in the apparel and textile industries. Using the core fiber from the hempseed crop, CRAILAR Organic Fibers can be spin into a traditional yarn that rivals the very best long line cotton.

3. CRAILAR(R) BIO-FUELS: This division is developing third generation biofuels that can be made from hempseed as well as cellulosic sources like residual fibers.

4.   CRAILAR(R)   AGRICULTURE:   The  Agriculture  division  is  concerned  with
     developing the most optimal plants for each type of CRAILAR(R) application.

     HTNATURALS APPAREL CORP.

We, through our wholly owned HTnaturals Apparel Corp. ("HT") division, are also a leading provider of environmentally sustainable Hemp, bamboo, organic cotton and soy blended apparel. Founded in 1998 in response to the growing demand for environmentally friendly, socially responsible clothing, we adhere to a "triple bottom line" philosophy, respecting the human rights of employees, the environmental impact of our operations and fiscal responsibility to its shareholders.

HT customers are located in North America, Europe and Asia and include retail operators, such as COSTCO Canada, as well as corporate clients such as Starbucks and Google. Business development efforts continue to grow HT's customer base, while an increasing global awareness for environmentally friendly clothing is bringing new prospects to HT's target markets. We expect continued robust growth at HT, providing a strong financial foundation for the continuation of the development of the CRAILAR(R) technology platform.

TSX VENTURE EXCHANGE

On April 9, 2008, our Board of Directors made a public announcement and press release disclosing that we had received final approval to list our shares of common stock on the TSX Venture Exchange (the "TSX-V"). Our shares of common stock commenced trading under the symbol "NAT" on the TSX-V at the opening of market on Tuesday, July 8, 2008.

Q2 2008 RESULTS OF OPERATIONS

     Comparison of Q2 2008 financial results with Q2 2007 financial results.


THREE MONTHS ENDED JUNE 30                                  SIX MONTHS ENDED JUNE 30,
_______________________________________________________     ______________________________________
                      2008         2007        % Change        2008              2007      %Change

Sales             $579,728       $475,118        22%        $1,533,387      $1,091,179       41%
Gross Profit      $211,277       $123,753        70%        $  562,307      $  359,078       57%
Net Income       ($658,926      ($554,385)       19%       ($1,208,863)     $ (688,482)      76%
Earnings            ($0.02)        ($0.02)        -        ($0.04)              ($0.03)
(Loss)/share



SIX-MONTH PERIOD ENDED JUNE 30, 2008 COMPARED WITH SIX-MONTH PERIOD ENDED JUNE 30, 2007

REVENUE AND GROSS MARGINS

Our net operational losses during the six-month period ended June 30, 2008 was ($1,208,863) compared to ($688,482) during the six-month period ended June 30, 2007 (an increase of $520,381, an overall increase of 76%). The increase in net loss was due to increased costs related to the development and commercialization of the CRAILAR(R) technology platform, an increase in stock based compensation and an increase in overhead costs as discussed below. However, during the six-month period ended June 30, 2008, we generated $1,533,387 in gross revenues compared to $1,091,179 in gross revenues for the six-month period ended June 30, 2007 (an increase of $442,208, an overall increase of 41%). The ongoing growth in revenues is attributable to continued success at our apparel division through HTnaturals' and the continued marketing success. HTnaturals saw continued customer interest and market uptake for our natural fiber garments among retail customers including COSTCO Canada, as well as an increase in corporate orders.

Cost of goods sold increased during the six-month period ended June 30, 2008 to $971,080 from $732,101 for the same period in 2007 resulting in net sales or a gross margin of $562,307 compared to $359,078 for the same period in 2007. Cost of goods sold as a percentage of sales was 63% for the six-month period ended June 30, 2008 compared to 67% for the six-month period ended June 30, 2007. This change was attributed to streamlined inventory procedures, increased product margins and internal cost controls. Our gross profit as a percentage of sales rose from 32% for the six-month period ended June 30, 2007 to 36% for the six-month period ended June 30, 2008.

OPERATING EXPENSES

During the six-month period ended June 30, 2008, we recorded operating expenses of $1,771,170 compared to operating expenses of $1,047,560 during the six-month period ended June 30, 2007 (an increase of $723,610). When measured as a percentage of sales, operating expenses increased to 115% in the six-month period ended June 30, 2008 from 96% in the six-month period ended June 30, 2007. Although management has focused on creating a more competitive operating framework, certain expenses as discussed below resulted in an increase in operating expenses.

Operating expenses consisted of: (i) $116,805 (2007: $142,742) in advertising and promotion; (ii) $13,527 (2007: $9,673) in amortization and depreciation;
(iii) $190,368 (2007:  $261,551) in consulting and contract labor; (iv) $230,636
(2007:  $147,279) in general &  administrative;  (v) $66,672 (2007:  $48,302) in interest; (vi) $101,658 (2007: $53,500) in legal and accounting;  (vii) $282,921
(2007: ($84,507)) in research & development; (viii) $768,583 (2007: $300,006) in salaries & benefits. Our net loss from operations during the six-month period ended June 30, 2008 was ($1,208,863) or ($0.04) per share compared to a net loss of ($688,482) or ($0.03) per share for the six-month period ended June 30, 2007. For the six-month period ended June 30, 2008, the weighted average number of shares outstanding was 28,373,297 compared to 24,457,647 at June 30, 2007.

Advertising and promotion expenses decreased to $116,805 for the six-month period ended June 30, 2008 from $142,742 compared to the same period in 2007 due to the streamlined marketing operations and the Company no longer uses an outside marketing firm.

Consulting and contract labor expenses decreased to $190,368 for the six-month period ended June 30, 2008 from $261,551 compared to the same period in 2007 due to the conversion of certain of our consulting and contract labour expenses to salaried expenses.

General and administrative expenses increased to $230,636 for the six-month period ended June 30, 2008 compared to $147,279 for the same period in 2007. The increase in general and administrative expenses was related to increased business infrastructure requirements that are necessary for management to continue to execute our long-term growth strategy.

Interest  costs for the  six-month  period  ended  June 30,  2008  were  $66,672 compared with $48,302 for the same period in 2007. The increase in interest costs relates to the loan from a director, which has been used to underwrite apparel production.

Research and development costs were $282,921 for the six-month period ended June 30, 2008 compared to $84,507 for the same six-month period in 2007. This increase is attributed to the increase in testing associated in the development of the CRAILAR(R) technology platform as well as a Government Grant received in 2007 ($46,663) which was offset against the expense that year.

Salaries and benefits expenses increased to $768,583 for the six-month period ended June 30, 2008 compared with $300,006 for the same period in 2007. This increase was due to the addition of key personnel in sales, warehousing and accounting to support our growth, as well as an increase in stock based compensation and increased management costs. During the six-month period ended June 30, 2008, an aggregate of $248,870 was incurred as remuneration to our officers and directors. Of this amount, $158,870 was recorded as salaries and employee benefits expense and $90,000 was recorded as contract labor. During the six-month period ended June 30, 2008, we granted 611,500 stock options exercisable at $1.15 per share for a three-year period under our 2006 Stock Option Plan to employees, directors and consultants. These stock options were valued at $358,903 and are being expensed as they vest. For the six-month period ended June 30, 2008, 392,148 stock options vested and accordingly an expense of $170,485 has been recorded, of which $139,760 was recorded under salaries and benefits and $30,725 was recorded under consulting and contract labor expense.

Legal and accounting increased to $101,658 for the six-month period ended June 30, 2008 compared with $53,500 for the same period in 2007. This was due to increased regulatory costs.

NET INCOME

The net loss for the six-month period ended June 30, 2008 was ($1,208,863) compared to a loss of ($688,482) for the same period in 2007, which is an increase in net loss of ($520,381). The increase in loss was primarily because of the increase in operating expenses, which were related to our growth and development objectives. For the six-month period ended June 30, 2008, the weighted average number of shares outstanding was 28,373,297 compared to 24,457,647 at June 30, 2007.

THREE-MONTH PERIOD ENDED JUNE 30, 2008 COMPARED WITH THREE-MONTH PERIOD ENDED JUNE 30, 2007

REVENUE AND GROSS MARGINS

Our net operational losses during the three-month period ended June 30, 2008 was ($658,926) compared to ($554,385) during the three-month period ended June 30, 2007 (an increase of $104,541, an overall increase of 19%). The increase in net loss was due to increased costs related to the development and commercialization of the CRAILAR(R) technology platform, an increase in stock based compensation and an increase in overhead costs as discussed below. However, during the three-month period ended June 30, 2008, we generated $579,728 in gross revenues compared to $475,118 in gross revenues for the three-month period ended June 30, 2007 (an increase of $104,610, an overall increase of 22%). The ongoing growth in revenues is attributable to continued success at our apparel division through HTnaturals' and the continued marketing success. HTnaturals saw continued customer interest and market uptake for our natural fiber garments among retail customers including COSTCO Canada, as well as an increase in corporate orders.

Cost of goods sold increased during the three-month period ended June 30, 2008 to $368,451 from $351,365 for the same period in 2007 resulting in net sales or a gross margin of $211,277 compared to $123,753 for the same period in 2007. Cost of goods sold as a percentage of sales was 63% for the three-month period ended June 30, 2008 compared to 73% for the three-month period ended June 30, 2007. This change was attributed to streamlined inventory procedures, increased product margins and internal cost controls. Our gross profit as a percentage of sales rose from 26% for the three-month period ended June 30, 2007 to 36% for the three-month period ended June 30, 2008.

OPERATING EXPENSES

During the three-month period ended June 30, 2008, we recorded operating expenses of $870,203 compared to operating expenses of $678,138 during the three-month period ended June 30, 2007 (an increase of $192,065). When measured as a percentage of sales, operating expenses increased to 150% in the three-month period ended June 30, 2008 from 143% in the three-month period ended June 30, 2007. Although management has focused on creating a more competitive operating framework, certain expenses as discussed below resulted in an increase in operating expenses.

Operating expenses consisted of: (i) $55,314 (2007: $75,279) in advertising and promotion; (ii) $6,966 (2007: $5,093) in amortization and depreciation; (iii) $92,286 (2007: $159,516) in consulting and contract labor; (iv) $119,290 (2007:
$80,811) in general & administrative;  (v) $33,814 (2007:  $22,264) in interest;
(vi) $61,049 (2007:  $29,853) in legal and  accounting;  (vii)  $121,323  (2007:
($122,958) in research & development;  and (viii) $380,161  (2007:  $182,364) in salaries & benefits. Our net loss from operations during the three-month period ended June 30, 2008 was ($658,926) or ($0.02) per share compared to a net loss of ($554,385) or ($0.02) per share for the three-month period ended June 30, 2007. For the three-month period ended June 30, 2008, the weighted average number of shares outstanding was 28,689,411 compared to 24,750,854 at June 30, 2007.

Advertising and promotion expenses decreased to $55,314 for the three-month period ended June 30, 2008 from $75,279 compared to the same period in 2007 due to the streamlined marketing operations and the Company no longer uses an outside marketing firm.

Consulting and contract labor expenses decreased to $92,286 for the three-month period ended June 30, 2008 from $159,516 compared to the same period in 2007 due to the conversion of certain of our consulting and contract labour expenses to salaried expenses.

General and administrative expenses increased to $119,290 for the three-month period ended June 30, 2008 compared to $80,811 for the same period in 2007. The increase in general and administrative expenses was related to increased business infrastructure requirements that are necessary for management to continue to execute our long-term growth strategy.

Interest  costs for the  three-month  period  ended June 30,  2008 were  $33,814 compared with $22,264 for the same period in 2007. The increase in interest costs relates to the loan from a director, which has been used to underwrite apparel production.

Research and development costs were $121,323 for the three-month period ended June 30, 2008 compared to $122,958 for the same three-month period in 2007.

Salaries and benefits expenses increased to $380,161 for the three-month period ended June 30, 2008 compared with $182,364 for the same period in 2007. This increase was due to the addition of key personnel in sales, warehousing and accounting to support our growth, as well as an increase in stock based compensation and increased management costs.

Legal and accounting increased to $61,049 for the three-month period ended June 30, 2008 compared with $29,853 for the same period in 2007. This was due to increased regulatory costs.

NET INCOME

The net loss for the three-month period ended June 30, 2008 was ($658,926) compared to a loss of ($554,385) for the same period in 2007, which is an increase in net loss of ($104,541). The increase in loss was primarily because of the increase in operating expenses, which were related to our growth and development objectives. For the three-month period ended June 30, 2008, the weighted average number of shares outstanding was 28,689,411 compared to 24,750,854 at June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2008

As at June 30, 2008, our current assets were $1,452,955 and our current liabilities were $1,438,586, which resulted in working capital surplus of $14,369. As at June 30, 2008, total assets were $1,748,253 consisting of: (i) $16,915 in cash and cash equivalents; (ii) $369,952 in accounts receivable;
(iii) $812,965 in inventory; (iv) $253,123 in prepaid expenses and other; (v) $61,284 in intangible assets; and (vi) $234,014 in property and equipment.

As at June 30, 2008, liabilities were comprised of: (i) $477,511 in accounts payable ; (ii) $63,571 in accrued liabilities; (iii) $775,255 in amounts due related parties; (iv) $998 in capital lease obligation; (v) $300,000 in notes payable; and (vi) $31,761 in short and long term debt.

Stockholders' Equity (Deficit) decreased from $765,536 at December 31, 2007 to $99,157 at the six-month period ended June 30, 2008.

As of June 30, 2008, we had cash of $16,915 compared with $660,407 at December 31, 2007.

The cash flows used in operations for the six-month period ended June 30, 2008 was ($1,083,759) compared with ($907,825) for the same period in 2007. Cash flows used in operations for the six-month period ended June 30, 2008 consisted primarily of a net loss of ($1,208,863), with changes in working capital assets and liabilities consisting of a decrease in accounts receivable of $140,688, a decrease in inventory of $30,566, an increase in prepaid expenses of ($102,334), an increase in accounts payable of ($68,691), a decrease in accrued liabilities of ($47,312), and an increase in amounts due to related parties of $6,933. Adjustments to cash flows used in operations for the six-month period ended June 30, 2008 consisted of $13,527 in depreciation and amortization and $151,727 in stock based compensation.

The cash flows used in investing activities for the six-month period ended June 30, 2008 was ($164,396) compared to ($28,147) for the same period in 2007. Cash flows used in investing activities consisted of a purchase of property and equipment totaling ($162,053) and the acquisition of trademarks & licenses of ($2,343).

Cash flows provided from financing activities was $641,784 compared to $670,410 during the same period in 2007 as we issued $418,278 of capital stock for cash (2007 - $490,833) and received $225,000 in advances from related parties (2007:
$180,000). Cash flows provided from financing activities was decreased by ($432) in long term debt, ($478) in short term debt, and ($584) in capital lease obligation.

The effect of exchange rates on cash resulted in an unrealized loss of ($37,121) for the six-month period ended June 30, 2008 compared with a $49,445 unrealized gain in the same period of 2007. These gains and losses are the direct result of fluctuations in the Canadian dollar versus the US dollar.

PLAN OF OPERATION

CRAILAR(R)

Management expects to continue expanding its business platform through the commercialization of CRAILAR(R) technology for bast fiber processing and production, with resulting textile, composite, pulp and fiber products expected to address inherent environmental problems currently affecting these industries. Management recognizes the disruptive force that the CRAILAR(R) technology platform possesses for global textile, composite material, pulp and paper, and energy markets. As such, management is focusing on our growth through the commercialization of CRAILAR(R), which is expected to begin generating revenues in Q1 of 2009. Management believes that an ongoing relationship in the form of joint ventures with established market leaders in both the Organic Fibers division and the Advanced Materials division would be the optimum commercialization strategy. Currently, testing and further development of fiber is taking place in conjunction with leading global brands. As of the date of this document, no agreements have been signed with any potential partner.

During fiscal year 2007, CRAILAR(R) completed proof of concept testing on three separate bast fiber processing techniques with the NRC in Ottawa and the ARC in Edmonton. Proof of concept testing at the NRC included the completion of the first CRAILAR(R) ORGANIC FIBERS processing equipment which was constructed in Montreal and installed at the NRC facility in Ottawa. Ongoing tests with this equipment continue to establish the efficacy of CRAILAR(R) enzymatic processes, with early test fibers meeting the requirements of the textile producing industry. In January 2008, we signed phase II of the Collaboration Agreement with the NRC, extending the Collaboration Agreement for an additional three years. Phase II of the Collaboration Agreement will assist us in further development and commercialization of CRAILAR(R), and will ensure the continuity of the original research team to facilitate ongoing collaboration with us.

During the fourth quarter of 2007, and first two quarters of 2008, we began scaling three sets of CRAILAR(R) processing equipment at a pilot plant facility in Montreal. The first set became operational during the second quarter of 2008, and management anticipates an initial processing capacity of approximately 1,000 pounds of fiber per batch. Once this initial quantity of fiber is produced, we expect to move onto larger scale spinning trials that should result in sufficient yarn for the production of CRAILAR(R) ORGANIC FIBERS garments.

In May 2007, the ARC filed two provisional patent applications related to decortication and degumming technologies for which we have secured exclusive worldwide licensing rights from the ARC. We, through CFT, completed the installation of proprietary decortication equipment at the ARC. We completed proof of concept testing on the proprietary degumming technology at the NRC's Industrial Materials Institute in Montreal. Test results were in line with expectations and suitable for industrial use. CFT is currently working with a third party to produce a sufficient quantity of cellulose pulp for larger extrusion trials in Q3 of 2008. We expect these trials to produce enough extruded fiber to produce sample CRAILAR(R) ADVANCED MATERIALS apparel. CRAILAR(R) ADVANCED MATERIALS fiber produced with this degumming technology is expected to be used in performance moisture management apparel applications along with composite materials.

As of the date of this Quarterly Report, we have completed geotechnical surveys on the proposed site of our first processing mill in Craik, Saskatchewan. Costs for the processing mill is expected to be between $4,000,000 and $6,000,000, and outside funding will be required to finance the building of this facility. The potential outside sources of funding include government and industry partners and no funding has been finalized as of the date of this Quarterly Report. Construction is expected to start in 2008 with the facility operational in 2009. The facility will have a nameplate production capacity of 52 million kilograms (114 million pounds) of feedstock fiber per year for ADVANCED MATERIALS processes.

HTNATURALS

During fiscal year 2007, HTnaturals continued to see strong growth in its apparel sales, in both the seasonal retail line and the higher volume corporate wear line. HTnaturals apparel is made from eco fabrics crafted from a proprietary combination of fibers including Hemp, organic cotton, bamboo, soy, recycled polyester, and other organic textiles. Consumer interest and uptake of both the spring 2008 and fall 2007 lines increased repeat sales among our retail customer base. Sales through COSTCO Canada increased during this time as well, as Costco's customers continued to respond positively to the HTnaturals lines with additional programs now extending into Q2 2008. Continued emphasis on corporate responsibility with respect to the environment and climate change has increased demand for HTnaturals' corporate items, called HTbasics, which are sold directly to screen printers and corporate clients. HTnaturals also completed sales order delivery for internet search giant Google in Q4 2007 adding them to a list of corporate customers that already includes Starbucks and Volkswagen.

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

MATERIAL COMMITMENTS

RANA CORP.

A significant commitment for us during fiscal year 2008 is the principal amount of $300,000 due and owing pursuant to a secured and subordinated loan agreement with Rana Corp. ("Rana"). The term of the loan is from July 21, 2007 until April 22, 2009 at 12% per annum, calculated semi-annually, with payments due semi-annually. The loan is now due as follows: (i) $100,000 on July 22, 2008 (which amount was paid on July 31, 2008); and (ii) $200,000 on July 22, 2009. The security granted to Rana is: (i) a fixed charge and a security interest in our existing accounts receivable insurance policy obtained through Export Development Canada and St. Paul Guarantee Insurance Company respecting losses sustained by us; and (ii) a floating charge and a security interest in all of our assets, subject and subordinate to any borrowing by us with banks and lending institutions.

LOAN FROM DIRECTOR

Another significant obligation for us in fiscal 2008 are loans made by a director to facilitate the production of new apparel designs. As of June 30, 2008, $700,000 in principal was outstanding. We also received an additional $35,000 loan from the same director. An accrual for interest of $40,726 had been included in accrued liabilities as at June 30, 2008. The additional loan of $35,000 and outstanding interest of $40,726 were paid back to the director on July 22, 2008. The loan has an interest rate of 12% with a 1% charge for each advance. The loan matures on February 28, 2009.

COLLABORATION AGREEMENT

An additional significant commitment for us in fiscal year 2008 is the Collaboration Agreement we entered into with NRC to continue to develop a patentable enzyme technology for the processing of hemp fibers. Phase II of this agreement is for a three year term, which expires on May 9, 2010. The NRC is to be paid as it conducts work on the joint collaboration. As the NRC completes research and development work, the monies become due. There are no further costs or other off-balance sheet liabilities associated with the NRC JCA agreement. Over the term of the Collaboration Agreement, we will pay the NRC $366,000 Canadian Dollars ($356,551 U.S. Dollars).. In addition to cash payments, we are required to contribute $2,300,000 Canadian Dollars in research and development over the course of the Collaboration Agreement.

TECHNOLOGY AGREEMENT

On approximately June 13, 2007, CRAILAR(R) entered into a master agreement for technology development dated effective as of January 1, 2007 (the "Technology Development Agreement") with the ARC. The purpose of the Technology Development Agreement is to further develop the CRAILAR(R) technology for use in textile, composite and pulp applications. The Technology Development Agreement is an umbrella agreement for the development of the CRAILAR(R) Series Fiber Products. Under the terms of the Technology Development Agreement, we are entitled to the option of an exclusive, worldwide royalty bearing license to use any new intellectual property developed pursuant to a Project Agreement.

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

As of the date of this Quarterly Report, all amounts due under the Technology Development Agreement were paid to ARC.

SETTLEMENT

A significant commitment for us in fiscal year 2008 will be the settlement of legal proceedings with our prior Chief Operating Officer. The parties have come to an agreement in regards to this dispute and we will pay Mr. Guy Carpenter $132,500 US Dollars in two payments, six months apart with the first payment due in April 2008. As of the date of this Quarterly Report, the first payment of $65,000 was made on April 8, 2008.

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

AUDIT COMMITTEE REPORT

The Board of Directors has established an Audit Committee. The members of the Audit Committee are Ms. Larisa Harrison, Mr. Robert Edmunds and Mr. Miljenko Horvat. Two of the three members of the audit committee are "independent" within the meaning of Rule 10A-3 under the Exchange Act. The Audit Committee was organized in November 20, 2004, and operates under a written charter adopted by our Board of Directors. The Audit Committee has reviewed and discussed with management the Company's financial statements as of and for the six-month period ended June 30, 2008. The Audit Committee has also discussed with Dale Matheson Carr-Hilton LaBonte the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The Audit Committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte their independence. Based on the reviews and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the financial statements referred to above be included in our Quarterly Report on Form 10-Q for the six-month period ended June 30, 2008 filed with the Securities and Exchange Commission.

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

ITEM 4. INTERNAL CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Jason Finnis, our Chief Operating Officer, and Guy Prevost, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, Messrs. Finnis and Prevost concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the six-month period ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 9, 2008, our Board of Directors made a public announcement and press release disclosing that we had received final approval to list our shares of common stock on the TSX Venture Exchange (the "TSX-V"). Our shares of common stock commenced trading under the symbol "NAT" on the TSX-V at the opening of market on Tuesday, July 8, 2008.

Effective on July 3, 2008 and in connection with the TSX-V listing, we closed a brokered and non-brokered private placement offering for gross proceeds of approximately $1,980,000 (collectively, the "Private Placement Offering") with certain non-United States residents (collectively, the "Investors"). In accordance with the terms and provisions of the Private Placement Offering, we issued to the Investors an aggregate of 1,472,426 units at a per unit price of $1.35 (the "Unit") in our capital. Each Unit was comprised of one share of restricted common stock and one-half of one share purchase warrant (the "Warrant"). Each whole Warrant is exercisable at $1.95 per share until July 3, 2010.

The Units under the Private Placement were sold to approximately 41 non-United States Investors in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the "Securities Act"). The Private Placement Offering has not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The per share price of the Units was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, the listing of our shares on the TSX-V, our stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth. The Investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

In connection with the brokered Private Placement Offering pursuant to which Canaccord Capital Corporation ("Canaccord") placed 1,117,426 Units (with the remaining 355,000 Units placed under the non-brokered portion of the Private Placement Offering), we paid Canaccord a cash commission as well as the grant of 109,942 agent's options to Canaccord and 1,800 agent's options to Bolder Investment Partners Ltd. Each agent's option is exercisable for a Unit at a price of $1.35 consisting of one share of restricted common stock and one-half of one Warrant. Each full Warrant entitled the agent to purchase an additional share of common stock at $1.35 until July 3, 2010.

During the six-month period ended June 30, 2008 and up to the date of this Quarterly Report, we have also issued an additional 882,815 shares of our common stock pursuant to contractual debts or financings as follows.

     o During the six-month period ended June 30, 2008, we issued an aggregate of 290,000 shares of our common stock pursuant to the exercise of stock options by our employees at $0.20 per share for total proceeds of $58,000.

     o During the six-month period ended June 30, 2008, we issued an aggregate of 9,600 shares of our common stock as bonus shares for services performed.

     o During the six-month period ended June 30, 2008, we issued an additional 97,500 shares of our common stock pursuant to the exercise of stock options by our employees at $0.20 per share for total proceeds of $19,500.

     o During the six-month period ended June 30, 2008, we issued an aggregate of 25,000 shares of our common stock pursuant to the exercise of stock options by our employees at $0.31 per share for total proceeds of $7,750.

     o During the six-month period ended June 30, 2008, we issued an aggregate of 10,000 shares of our common stock pursuant to the exercise of stock options by our employees at $0.50 per share for proceeds of $5,000.

     o During the six-month period ended June 30, 2008, we issued an aggregate of 40,000 shares of our common stock pursuant to the exercise of stock options by our employees at $0.37 per share for total proceeds of $14,800.

     o During the six-month period ended June 30, 2008, we issued an aggregate of 25,000 shares of our common stock pursuant to the exercise of stock options by our employees at $0.81 per share for total proceeds of $20,250.

     o During the six-month period ended June 30, 2008, we issued an aggregate of 285,715 shares of our common stock pursuant to the exercise of warrants at $0.75 per share for total proceeds of $214,286.

     o During the six-month period ended June 30, 2008, we issued an aggregate of 100,000 shares of our common stock pursuant to the exercise of warrants at $0.50 per share for total proceeds of $50,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 10, 2008, an annual meeting of our shareholders (the "Meeting") was held for the following purposes: (i) to table and consider our audited financial statements for the fiscal year ended December 31, 2007, the report of the auditor thereon and the related management discussion and analysis; (ii) to approve and ratify the appointment of Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, as our independent public accountant and auditor; (iii) to set the number of directors at seven; (iv) to elect the following nominees to the Board of Directors: Kenneth C. Barker, Jason Finnis, Larisa Harrison, Robert Edmunds, Guy Prevost, Peter Moore and Miljenko Horvat; and (v) to approve our Stock Option Plan. We distributed an Information Circular dated June 5, 2008 and supporting documentation, including a proxy, to our shareholders.

Only shareholders of record at the close of business on June 5, 2008 (the "Record Date") were entitled to notice and or to vote the shares of common stock held by them on such date at the Meeting or any and all adjournments thereof. As of the Record Date, an aggregate 28,771,404 shares of common stock were outstanding. There was no other class of voting securities outstanding at that date. Each share of common stock held by a shareholder entitled such shareholder to one vote on each matter that was voted at the Meeting. The presence, in person or by proxy, of the holders of a majority of the outstanding share of common stock was necessary to constitute a quorum at the Meeting. Assuming that a quorum was present, the affirmative vote of the holders of a majority of the shares of common stock outstanding was required to approve the matters presented for approval at the Meeting.

On July 10, 2008, the Meeting of shareholders was held with the resulting votes cast either in person or proxy as below:

     1. To table and consider and approve the audited financial statements for the fiscal year ended December 31, 2007, the report of the auditor thereon and the related management discussion and analysis.

          For                                               19,160,785
          Against                                                    0
          Abstain                                                    0
          Broker non-vote                                            0

     2.   Approval  and   ratification  of  the  appointment  of  Dale  Matheson
          Carr-Hilton LaBonte, Chartered Accountants, as our independent public accountants.

          For                                               19,160,785
          Against                                                    0
          Abstain                                                    0
          Broker non-vote                                            0

     3.   To set the number of directors at seven.

          For                                               19,161,385
          Against                                                    0
          Abstain                                                    0
          Broker non-vote                                            0

     4. Approval of the election of the members of our Board of Directors. Kenneth C. Barker, Jason Finnis, Larisa Harrison, Robert Edmunds, Guy Prevost, Peter Moore and Miljenko Horvat were elected members to our Board of Directors to hold office until our next annual general meeting or until their successors are elected or appointed subject to the provisions of our constating documents.

                                                          NUMBER OF SHARES
                                                       _______________________
                                                          FOR         WITHHELD
                                                       __________     ________

          Kenneth Barker                               19,161,385        0
          Jason Finnis                                 19,161,385        0
          Larisa Harrison                              19,156,385        0
          Robert Edmunds                               19,161,385        0
          Guy Prevost                                  19,161,385        0
          Peter Moore                                  19,123,985        0
          Miljenko Horvat                              19,156,385        0

     5.   Approval and ratification of the Stock Option Plan.


          For                                               15,688,578
          Against                                                    0
          Abstain                                                    0
          Broker non-vote                                            0


ITEM 5. OTHER INFORMATION.

ANNUAL MEETING OF BOARD OF DIRECTORS

On July 10, 2008, an annual meeting of our board of directors (the "Board of Directors' Meeting") was held for the following purposes: (i) to ratify the appointment of directors of the Board of Directors; (ii) to ratify the appointment of officers; (iii) to ratify the appointment of auditors; (iv) to ratify the appointment of members to the Audit Committee; (v) to ratify the appointment of members to the Compensation Committee; and (vi) to approve the acquisition of the land in Craik, Saslatchewan for $35,000.

Pursuant to unanimous consent, the following individuals were appointed as officers of the Company to serve until their respective successor has been duly qualified and appointed:

          OFFICER                      POSITION

          Kenneth Barker      Chief Executive Officer
          Miljenko Horvat     Chairman of the Board of Directors
          Jason Finnis        President and Chief Operating Officer
          Larisa Harrison     Chief Administration Officer, Secretary
                              and Treasurer
          Guy Prevost         Chief Financial Officer

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

                                       NATURALLY ADVANCED TECHNOLOGIES INC.



Date: August 13, 2008                  By: /s/ KENNETH C. BARKER
                                           ___________________________
                                               Kenneth C. Barker
                                               Chief Executive Officer



Date: August 13, 2008                  By: /s/ GUY PREVOST
                                           ___________________________
                                               Guy Prevost
                                               Chief Financial Officer