Form 10KSB/A
period 2007-12-31
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2008-09-09
CIK 1210294

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                               (Amendment No. 3)

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



NATURALLY ADVANCED TECHNOLOGIES, INC.
(Registrant)

By /s/ KENNETH C. BARKER
   ______________________________________________________________
   Kenneth C. Barker
   Chief Executive Officer and Director
   Date     SEPTEMBER 8, 2008


By /s/ GUY PREVOST
   ______________________________________________________________
   Guy Prevost
   Chief Financial Officer and Director
   Date     SEPTEMBER 8, 2008



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ JASON FINNIS
   ______________________________________________________________
   Jason Finnis
   President, Chief Operating Officer and Director
   Date     SEPTEMBER 8, 2008


By /s/ LARISA HARRISON
   ______________________________________________________________
   Larisa Harrison
   Chief Administration Officer, Secretary/Treasurer and Director
   Date     SEPTEMBER 8, 2008