Form 10-Q
period 2008-09-30
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2008-11-14
CIK 1210294

U.S. SECURITIES AND EXCHANGE COMMISSION
                                           WASHINGTON, D.C. 20549
                                                 FORM 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the period ended September 30, 2008

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


Securities registered pursuant                    Name of each exchange on which
 to Section 12(b) of the Act:                              registered:
             None
             ____

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

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class                                        Outstanding as of November 11, 2008

Common Stock, no par value                   30,441,331

                       Documents Incorporated By Reference

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                      NATURALLY ADVANCED TECHOLOGIES, INC.

                                    FORM 10-Q



Part 1            FINANCIAL INFORMATION

Item 1            FINANCIAL STATEMENTS
                     Consolidated Balance Sheets                               2
                     Consolidated Statements of Operations                     3
                     Consolidated Statements of Cash Flows                     4
                     Notes to Consolidated Financial Statements                5

Item 2.           Management's Discussion and Analysis of Financial
                    Condition or Plan of Operation                            29

Item 3.           Quantitative and Qualitative Disclosures About Market
                    Risks                                                     40

Item 4.           Controls and Procedures                                     41

Part II.          OTHER INFORMATION

Item 1            Legal Proceedings                                           42

Item 2            Unregistered Sales of Securities and Use of Proceeds        42

Item 3            Defaults Upon Senior Securities                             45

Item 4            Submission of Matters to a Vote of Security Holders         45

Item 5            Other Information                                           47

Item 6            Exhibits                                                    49

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


September 30, 2008
(unaudited)




INDEX



Consolidated Balance Sheets

Consolidated  Statements of Operations

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements



NATURALLY ADVANCED TECHNOLOGIES, INC.
Consolidated Balance Sheets
(In US Dollars)

______________________________________________________________________________________________________________________
                                                                               September 30,           December 31,
                                                                                   2008                    2007
______________________________________________________________________________________________________________________
                                                                                (unaudited)

ASSETS

CURRENT
     Cash and cash equivalents                                              $         642,304       $         660,407
     Accounts receivable                                                              371,633                 510,640
     Inventory                                                                        896,635                 843,531
     Prepaid expenses and other                                                       197,066                 150,789
______________________________________________________________________________________________________________________
                                                                                    2,107,638               2,165,367

PROPERTY AND EQUIPMENT (NOTE 7)                                                       275,292                  78,740
INTANGIBLE ASSETS (NOTE 8)                                                             56,718                  65,720

______________________________________________________________________________________________________________________
                                                                            $       2,439,648       $       2,309,827

======================================================================================================================


LIABILITIES

CURRENT
     Accounts payable                                                       $         258,800       $         555,833
     Accrued Liabilities                                                               78,195                 110,883
     Due to related party (Note 6)                                                    721,397                 543,322
     Capital lease obligation, current portion                                            687                   1,582
     Note payable (Note 4)                                                                  -                 100,000
     Short term loan (Note 9)                                                          20,362                  21,729
______________________________________________________________________________________________________________________
                                                                                    1,079,441               1,333,349

NOTE PAYABLE (NOTE 4)                                                                 200,000                 200,000
LONG TERM DEBT (NOTE 9)                                                                10,071                  10,942
______________________________________________________________________________________________________________________
                                                                                    1,289,512               1,544,291
______________________________________________________________________________________________________________________

COMMITMENTS (NOTE 12)

STOCKHOLDERS' EQUITY

CAPITAL STOCK (NOTE 10)
     Authorized: 100,000,000 common shares without par value
     Issued and outstanding :      30,441,331 common shares
                                   (December 31, 2007 - 27,913,589)                 8,300,521               6,026,436

ADDITIONAL PAID-IN CAPITAL                                                          1,279,467                 650,153

ACCUMULATED OTHER COMPREHENSIVE INCOME                                                  8,787                 176,048

DEFICIT                                                                            (8,438,639)             (6,087,101)
______________________________________________________________________________________________________________________
                                                                                    1,150,136                 765,536
______________________________________________________________________________________________________________________
                                                                            $       2,439,648       $       2,309,827

======================================================================================================================

       The accompanying notes are an intergral part of these consolidated financial statements.


NATURALLY ADVANCED TECHNOLOGIES, INC.
Consolidated Statements of Operations
(In US Dollars)
(unaudited)
______________________________________________________________________________________________________________________________

                                                             For three months ended                 For nine months ended
                                                                 September 30,                          September 30,
                                                             2008             2007                  2008              2007
______________________________________________________________________________________________________________________________

SALES                                                   $   654,885        $     721,934         $   2,188,272    $  1,810,669

COST OF SALES                                               366,353              448,869             1,357,432       1,180,970
______________________________________________________________________________________________________________________________
GROSS PROFIT                                                288,532              273,065               830,840         629,699
______________________________________________________________________________________________________________________________

EXPENSES
     Advertising and promotion                              108,555               77,004               225,360         220,374
     Amortization & depreciation                              6,761                5,342                20,288          15,015
     Consulting  & Contract Labour                          459,080              145,600               649,448         407,150
     General & Administrative                               173,948               76,986               404,584         224,266
     Interest                                                30,272               13,821                96,944          62,123
     Legal & Accounting                                     175,909               21,592               277,567          75,092
     Research & Development                                 110,608              103,042               393,529         187,548
     Salaries & Benefits                                    346,076              286,473             1,114,658         586,480
______________________________________________________________________________________________________________________________
                                                          1,411,207              729,860             3,182,378       1,778,048
______________________________________________________________________________________________________________________________

______________________________________________________________________________________________________________________________
NET LOSS FOR THE PERIOD                                 $(1,142,675)       $    (456,795)        $  (2,351,538)   $ (1,148,349)
==============================================================================================================================

Loss per share (basic and diluted)                      $     (.0.4)       $       (0.02)        $       (0.08)   $      (0.05)
==============================================================================================================================

Weighted average number of common shares outstanding     30,239,043           25,262,824            29,005,092      24,726,397
==============================================================================================================================


       The accompanying notes are an intergral part of these consolidated financial statements.



NATURALLY ADVANCED TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(In US Dollars)
(unaudited)
______________________________________________________________________________________________________________

                                                                           For nine months ended September 30,
                                                                                  2008                2007
______________________________________________________________________________________________________________

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss for the period                                                 $ (2,351,538)   $     (1,148,349)
  Adjustments to reconcile net loss to net cash from operating activities
   Depreciation & amortization                                                  20,288              15,015
   Stock based compensation                                                    665,593             303,352

CHANGES IN WORKING CAPITAL ASSETS AND LIABILITIES
  Decrease (increase) in accounts receivable                                   139,007            (181,995)
  Decrease (increase) in inventory                                             (53,104)           (334,108)
  Decrease (increase) in prepaid expenses                                      (46,277)            (10,106)
  (Decrease) increase in accounts payable                                     (287,433)             48,465
  (Decrease) increase in  accrued liabilities                                  (32,688)                  -
  (Decrease) Increase in due to related parties                                (11,925)             (5,196)
______________________________________________________________________________________________________________
  Net cash flows used in operating activities                               (1,958,077)         (1,312,922)
______________________________________________________________________________________________________________

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES

  Purchase of property and equipment                                          (207,128)            (31,085)
  Acquisition of trademarks & license                                             (710)             (8,321)
______________________________________________________________________________________________________________
Net cash flows used in investing activities                                   (207,838)            (39,406)
______________________________________________________________________________________________________________

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Issuance of capital stock for cash                                         2,228,206             764,754
  Notes payable                                                               (100,000)                  -
  Related parties advances                                                     225,000             510,000
  Related parties payments                                                     (35,000)           (100,000)
  Long term debt                                                                  (871)              4,786
  Short term debt                                                               (1,367)                  -
  Capital lease obligation                                                        (895)             (4,022)
______________________________________________________________________________________________________________
Net cash flows from financing activities                                     2,315,073           1,175,518
______________________________________________________________________________________________________________
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                  (167,261)            105,016
______________________________________________________________________________________________________________

INCREASE (DECREASE) IN CASH                                                    (18,103)            (71,794)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 660,407             414,233
______________________________________________________________________________________________________________
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $    642,304    $        342,439
==============================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
AND NON-CASH FINANCING AND INVESTING ACTIVITIES:
     Cash paid for interest                                               $    126,551    $         30,549
     Cash paid for income taxes                                           $          -    $              -
     Capital stock issued in settlement of accounts payable               $      9,600    $              -
     Capital stock issued in settlement of related party debt             $          -    $              -
     Capital stock issued as compensation                                 $     33,750    $              -




       The accompanying notes are an intergral part of these consolidated financial statements.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)




1.         NATURE OF OPERATIONS AND BASIS OF PRESENTATION

           Naturally Advanced Technologies Inc. (the "Company") was incorporated in the Province of British Columbia, Canada, on October 6, 1998, and is in the business of technological development, design, distribution and sales of apparel made from natural sustainable fibers.

           GOING CONCERN

           The Company's consolidated financial statements are prepared using generally accepted accounting principles ("GAAP") in the United States of America applicable to a going concern, which contemplates the realization of assets and payment of liabilities in the normal course of business. The Company has incurred losses since inception of $8,438,639, and further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

           The Company plans to raise additional financing as needed in the next year through equity placements and/or debt financing. However, there can be no assurance that capital will continue to be available as necessary to meet the Company's ongoing working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company.

           COMPARATIVE FIGURES

           Certain of the comparative figures have been reclassified to conform to the current year's presentation.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)



2.         SIGNIFICANT ACCOUNTING POLICIES

           a) Principles of Consolidation The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Hemptown USA, Inc., a Nevada incorporated company; 0697872 B.C. Ltd., a British Columbia incorporated company with extra-provincial registration; and its 100% ownership in Crailar Fiber Technologies Inc., a British Columbia incorporated company with extra-provincial registration. 0697872 B.C. Ltd. was incorporated to hold ownership of a proposed fibre processing plant in Saskatchewan. Hemptown USA, Inc. was incorporated in order to enable the Company to factor its U.S. sales invoices as required by Spectrum Financial Corporation ("Spectrum") (see Note 6). Hemptown USA Inc. and 0697872 B.C. Ltd. were incorporated by the Company during 2004. Crailar Fiber Technologies Inc was incorporated during 2005 and a 25% interest was subsequently sold during the year ended December 31, 2005 and repurchased in 2006. All significant inter-company transactions and account balances have been eliminated upon consolidation.

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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)



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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)



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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)



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

           n)    Earnings (Loss) Per Share

                 Basic and diluted earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "EARNINGS PER Share". Common stock equivalents from stock options and warrants were excluded from the calculation of net loss per share for September 30, 2008, and 2007 as their effect is anti-dilutive.

           o)    Long-Lived Asset Impairment

                 Long-lived assets of the Company are reviewed when changes in circumstances suggest their carrying value has become impaired. Management considers assets to be impaired if the carrying

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)



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

                 CREDIT RISK. Credit risk is managed by dealing with customers whose credit standing meet internally approved policies, and by ongoing monitoring of credit risk. As at September 30, 2008, the Company had significant concentrations of credit exposure to two customers however management has determined that these customers do not pose a credit risk.

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

                 In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No.162"). SFAS No. 162 is intended to improve financial reporting by

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)



                 identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, THE MEANING OF Present Fairly in Conformity with Generally Accepted Accounting Principles.

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

           r)    Research and Development

                 Research and development costs are charged to operations as incurred. Development costs of $363,723 ($157,821 - 2007) for the nine month period ended September 30, 2008 were attributable to Crailar Fiber Technologies development of its bast fiber technology and research and development costs associated with apparel are $29,806 ($29,727 - 2007).

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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)



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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)



4.         NOTE PAYABLE


           Rana Corp. Loan

           On July 21, 2007, a previous loan was assumed and renewed by Rana Corp. until April 22, 2009, at 12% per annum, calculated semi-annually, with interest payments due semi-annually. Of the amount assumed, $100,000 was due on July 22, 2008, with the balance ($200,000) due on July 22, 2009. The amount due in July 2008 was paid that month. Included in accrued liabilities at September 30, 2008 is an accrual for interest of $25,616. There was no fee paid for arranging the loan renewal.

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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)



6.        DUE TO RELATED PARTIES


          On February 19, 2007, the Company signed a secured loan agreement with a director for financing of apparel manufacturing. Under the terms of this agreement, the Company can borrow up to $400,000 at an interest rate of 12% with a 1% charge for each draw on the loan. On August 28, 2007, this amount was increased to $550,000. The loan is secured by a subordinated charge on the assets of the Company and will mature on February 28, 2008. The loan was subsequently renewed and will now mature on February 28, 2009. On March 21, 2007, the Company made a draw on the loan of $180,000 and further draws totaling $330,000 were made during the remainder of 2007. On March 7, 2008 the Company increased the amount available from the secured loan agreement to $700,000 and made an additional draw against the loan for $183,000 on March 8, 2008. On June 13, 2008 the Company made of draw of $7,000 on the secured loan agreement and also received an additional $35,000 loan. The additional loan of $35,000 and outstanding interest of $40,726 were paid back to the director on July 22, 2008. An accrual for interest of $21,850 has been included in accrued liabilities as at September 30, 2008.



7.         PROPERTY AND EQUIPMENT

                                                           Accumulated        Net Book Value       Net Book Value
                                           Cost           Depreciation     September 30, 2008     December 31, 2007

  Computer equipment                  $      19,462     $      9,331         $       10,131         $      3,935

  Equipment                                   9,200            4,424                  4,776                7,001

  Furniture and fixtures                     32,342            9,310                 23,032               27,071

  Leasehold improvements                     20,686           12,115                  8,571               11,873

  Computer Software                           5,775            5,179                    596                    -

  Computer equipment under capital
  lease                                      49,766           49,079                    687                1,583

  Craik facility equipment                  203,127                -                203,127                7,793

  Craik facility building                    24,372                -                 24,372               19,484
______________________________________________________________________________________________________________________

                                      $     364,730    $      89,438         $      275,292         $     78,740
======================================================================================================================

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)



8.         INTANGIBLE ASSETS

           The  aggregate  amortization  expense for the nine month period ended
           September 30, 2008 was $9,712 (2007 - $8,151). Trademarks acquired in
           2006, 2007 and 2008 consist of the cost of registration of the tradename CRAILAR in various countries. License fee consists of the Company's initial payment to the National Research Council of Canada under the terms of a technology license agreement (refer to Note
           12(b)).


                                                           Accumulated        Net Book Value       Net Book Value
                                            Cost          amortization     September 30, 2008     December 31, 2007
_____________________________________________________________________________________________________________________

  Trademarks                           $     69,632    $       31,404        $        38,228         $     43,863


  Licence Fee                                23,492            5,000                 18,492               21,857
_____________________________________________________________________________________________________________________

                                       $     93,124    $      35,404        $        56,720         $     65,720
======================================================================================================================


9.         PEMD PAYABLE

           The Company has been advanced funds in the amount of $30,433 (CDN $32,360) from the Canadian Department of Foreign Affairs and International Trade under its Program for Export Market Development ("PEMD") to be used to promote the sales of Canadian goods into foreign markets. The agreement was signed on January 7, 2004, and there is no interest charged on the outstanding amount. The loan is to be paid back each year at 4% of incremental foreign sales over the base year amount by December of the following year. The base year amount was approximately $785,505 (CDN $835,934). The Company owes approximately $20,362 for the year 2007. If at the end of year five the loan is not paid back, then the outstanding balance of the loan will be forgiven.


10.        CAPITAL STOCK

           During the period ended September 30, 2008, the Company issued 2,527,742 shares of common stock as follows:

           a) In July 2008, 1,472,426 units at $1.35 per unit, for proceeds of $1,987,775. Each unit consists of one common share and one/half non-transferable common stock purchase warrant exercisable at $1.95 per share, expiring in July, 2010. The estimated fair value of the warrants is $442,837 using the Black Scholes option pricing model using a 2 year term, an expected volatility of 83% and a risk free interest rate of 2.77%.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)



           b) In July 2008, 25,000 bonus shares as a corporate finance fee, the shares had a fair value of $33,750

           c) In August and September 2008, 135,000 shares pursuant to the exercise of employee options at $0.31 per share for proceeds of $ 41,850.

           d) In August and September 2008, 12,501 shares pursuant to the exercise of employee options at $0.80 per share for proceeds of $ 9,601.

           e) In April and May 2008, 290,000 shares pursuant to the exercise of employee options at $0.20 per share for proceeds of $58,000.

           f) In May 2008, 9,600 bonus shares for work performed, the shares had a fair value of $9,600.

           g) In February 2008, 97,500 shares pursuant to the exercise of employee options at $0.20 per share for proceeds of $ 19,500.

           h) In February 2008, 25,000 shares pursuant to the exercise of employee options at $0.31 per share for proceeds of $ 7,750.

           i) In February 2008, 10,000 shares pursuant to the exercise of employee options at $0.50 per share for proceeds of $ 5,000.

           j) In February 2008, 40,000 shares pursuant to the exercise of employee options at $0.37 per share for proceeds of $ 14,800.

           k) In March 2008, 25,000 shares pursuant to the exercise of employee options at $0.81 per share for proceeds of $ 20,250.

           l) In March 2008, 285,715 shares pursuant to the exercise of warrants at $0.75 per share for proceeds of $ 214,286.

           m) In March 2008, 100,000 shares pursuant to the exercise of warrants at $0.50 per share for proceeds of $50,000.

                 Stock issuance costs of $234,756 were paid during the nine month period ending September 30, 2008. These costs have been recorded as a cost of capital.

           During the year ended December 31, 2007, the Company issued 4,163,435 shares of common stock as follows:

           a) In January 2007, 428,573 units at $0.35 per unit, for proceeds of $150,000. Each unit consists of one common share and one

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)


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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)




           Share purchase warrants outstanding at September 30, 2008 are summarized as follows:

                                                  Weighted Average
                                                  Remaining
Range of Exercise Prices     Number of Shares     Contractual Life (yr)
_______________________________________________________________________

     $0.70 - $1.00              2,059,527                 0.46

     $0.75 - $1.95              1,401,336                 1.35
_______________________________________________________________________

     Total                      3,460,863                 0.82
=======================================================================


           Share purchase warrants outstanding are:

_____________________________________________________________________________
                                                             Weighted-Average
                                                Shares        Exercise Price
_____________________________________________________________________________

Warrants outstanding at December 31, 2006      9,587,093          $ 0.83

Warrants granted during the year               1,580,239          $ 0.78

Warrants expired during the year              (5,877,090)         $ 0.97

Warrants exercised during the year            (2,300,000)         $ 0.50
_____________________________________________________________________________

Warrants outstanding at December 31, 2007      2,990,242          $ 0.78

Warrrants granted during the year                916,336          $ 1.84

Warrants expired during the period               (60,000)         $ 1.00

Warrants exercised during the period            (385,715)         $ 0.69
_____________________________________________________________________________

Warrants outstanding at September 30, 2008     3,460,863          $ 1.07
_____________________________________________________________________________

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)



11.        STOCK OPTION PLAN

           2008 FIXED SHARE OPTION PLAN

           In September 2008, the Company's Board of Directors approved the 2008 Fixed Share Option Plan ("the 2008 plan"), a non-shareholder approved plan for grants of stock options to directors, officers, employees, eligible consultants of the Company and any related company. Based on the terms of the individual option grants, options granted under the 2008 Plan generally expire 3-10 years after the grant date and become exercisable over a period of one year, based on continued employment, either with monthly vesting or upon achievement of predetermined deliverables. The 2008 Plan permits the granting of incentive stock options and nonqualified stock options up to an aggregate at any point in time of 6,068,266.


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

           The fair value of options issued during the nine month period ended September 30, 2008 and the year ended December 31, 2007 was determined using the BSM option pricing model with the following assumptions:

                                           Period ended          Year ended
                                        September 30, 2008   December 31, 2007

          Risk-free interest rates                 2.22%          4.48% to 4.66%
          Volatility factor                          77%            81% to 105%
          Contractual life of options,
             in years                                 3                3
          Weighted average fair value of
             options granted                      $0.59               $0.40

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)



           During the nine month period ended September 30, 2008, the company granted 611,500 three year common stock options to consultants and employees, exercisable at $1.15, which were valued at $358,903. These options were granted under the terms of the Company's 2006 Plan.

           During the nine month period ended September 30, 2008, 1,329,263 options vested and an expense of $655,659 has been recorded with respect to those options. $231,562 was included in Salaries & Benefits expense and $424,096 was included in Consulting & Contract Labour expense.

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



           During the nine month period ended September 30, 2008, 50,000 options vested under the Company's 2004 Plan. Accordingly, an expense of $9,934 was included in Consulting & Contract Labour expense.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)



           A SUMMARY OF THE COMPANY'S STOCK OPTIONS ARE AS FOLLOWS:
           _____________________________________________________________________

                                                                     Weighted-
                                                                      Average
                                                                     Exercise
                                                       Shares          Price
           _____________________________________________________________________

           Options outstanding, December 31, 2006     3,598,664        $0.51
           Options exercised during the year           (275,696)        0.22
           Options expired during the year           (1,242,000)        0.89
           Options granted during the year            2,100,000         0.70
           Options cancelled during the year           (320,968)        0.49
           Options outstanding, December 31, 2007     3,860,000         0.52
           Options exercised during the period         (635,001)        0.28
           Options granted during the period            611,500         1.15
           Options cancelled during the year            (10,499)        1.07
           _____________________________________________________________________
           Options outstanding, September 30, 2008    3,826,000        $0.66

           =====================================================================


______________________________________________________________________________________
                              September 30, 2008
______________________________________________________________________________________
Options Outstanding                                           Options Exercisable
__________________________________________________________    ________________________
                                  Weighted
                                  Average         Weighted                    Weighted
Range of                          Remaining       Average                     Average
Exercise          Number          Contractual     Exercise    Number          Exercise
Prices            Outstanding     Life (yr)       Price       Exercisable     Price
__________________________________________________________    ________________________

$0.01 - $0.50     1,682,500       1.03            $0.38       1,682,500         $0.38
$0.51 - $1.15     2,143,500       2.01            $0.89       1,345,941         $0.81
__________________________________________________________    ________________________
                  3,826,000       1.58            $0.66       3,028,441         $0.57
==========================================================    ========================


12.        COMMITMENTS

           a)    ANNUAL LEASES

                 The Company is committed to current annual lease payments totaling $232,333 for premises under lease. The lease expires in 2011. Approximate minimum lease payments over the remainder of the leases are as follows:

                                                  $

                 2008                           38,579

                 2009                           71,287

                 2010                           66,087

                 2011                           56,380
                 _____________________________________

                 Total                         232,333
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

                 Over the term of the agreement the Company will pay the NRC, $343,920 ($366,000CDN). In addition to cash payments the Company is to contribute $2,300,000 CDN of "in kind" research and development over the course of the collaboration agreement.

                 TECHNOLOGY LICENSE AGREEMENT

                 On November 1, 2006, the Company entered into a technology license agreement with the NRC. The license agreement provides the Company a worldwide license to use and sublicense the NRC technology called CRAILAR(R). The Company has paid an initial $23,492 (CDN $25,000) fee and will pay an ongoing royalty of 3% on sales of products derived from the CRAILAR(R) process to the NRC with a minimum annual payment set at $14,095 (CDN$15,000) per year.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)



           c)    ALBERTA RESEARCH COUNCIL ("ARC") COLLABORATION

                 In June 2007, the Company's subsidiary, Crailar Fiber Technologies Inc. ("CFT"), entered into a Master Agreement For Technology Development with the Alberta Research Council ("ARC") (the "Technology Agreement") to further develop and commercialize bast fiber technology. The Technology Agreement is intended to act as an umbrella agreement for further bast fiber development planned to be performed by the ARC under different Project Agreements. Under the terms of the Technology Agreement, commencing July 1, 2007, the Company will pay
                 $23,492 (CDN $25,000 ) per quarter to the "ARC" and can terminate the agreement with 90 days notice, unless there are Project Agreements in effect, in which case this Technology Agreement shall expire when there are no longer any Project Agreements in effect. The Company has paid all amounts due for 2007, and $23,492 (CDN $25,000) was due and paid for the first quarter of 2008. In addition to the above payments, CFT will be responsible for providing work-in-kind with a value of $23,492 (CDN $25,000) per calendar quarter commencing with the first Project Agreement. Under the terms of the Technology Agreement the Company will be entitled to an option for an exclusive, worldwide, royalty-bearing license to use any new intellectual property developed pursuant to a Project Agreement. The royalty based on this option will be 3% of gross sales for the first $50,000,000 and 1.5% of gross sales on excess of $50,000,000.
                 The Technology Agreement is in effect as long as there is an active Project Agreement.

           d)    CEO AGREEMENT

                 On August 15, 2007, the Company signed an agreement with its Chief Executive Officer who is paid $12,500 a month for the period of one year and 1,000,000 options that will not vest until certain performance conditions are met. The contract can be cancelled by either party with 30 days notice. As at September 30, 2008, 750,000 of the options had vested and an expense of $387,812 was included in Consulting & Contract labour expense. The agreement was extended for an additional year. Refer to Note 20 - Subsequent Events.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)



13.        INCOME TAXES

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

14.        RELATED PARTY TRANSACTIONS

           During the nine month period ended September 30, 2008, $918,777 (2007
           - $339,566) was incurred as remuneration to officers and directors of the Company. Of this amount, $415,793 (2007 - $463,212 is recorded as salaries and employee benefits expense and $532,746 (2007 - $312,899) is recorded as contract labour expense.

           During August 2006, the Company granted 500,000 three year stock options at an exercise price of $0.31 per share, under the Company's 2004 Stock Option Plan to employees and directors. These options were valued at $99,343 and are being expensed as certain conditions are met with approval of the board of directors, accordingly, an expense of $9,934 has been recognized for officers and directors in the nine months ended September 30, 2008.

           During April and May, 2007, the Company granted 465,000 three year stock options at an exercise price of $0.37 and $0.50 per share, under the Company's 2006 Stock Option Plan to employees and directors. These options were valued at $145,424 and are being expensed as certain conditions are met with approval of the board of directors. An expense of $26,236 has been recognized for officers and directors in the nine months ended September 30, 2008.

           During August and September, 2007, the Company granted 1,635,000 three year stock options at an exercise price of $0.80, $0.75 and $0.81 per share, under the Company's 2006 Stock Option Plan to employees, directors and consultants. These options were valued at $704,016 and are being expensed as certain conditions are met with approval of the board of directors, accordingly, an expense of $499,796 has been recognized for officers and directors in the nine months ended September 30, 2008.

           During February 2008, the Company granted 611,500 three year options at an exercise price of $1.15 per share, under the Company's 2006 Stock Option Plan to employees, directors and consultants. These options were valued at $359,903 and are being expensed as they vest, accordingly, an expense of $44,166 has been recognized for officers and directors in the nine month period ended September 30, 2008.

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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)



           per share, expiring in May, 2009. The estimated fair value of the warrants is $47,834 using the Black Scholes option pricing model using a 2 year term, an expected volatility of 84% and a risk free interest rate of 4.66%.

           In December 2007, a private company in which the Company's CEO has a 1/3 equity ownership, exercised 200,000 warrants for 200,000 shares at $0.50 per share for proceeds of $100,000.

           A private company, in which the Company's CEO has a 1/2 equity ownership, received $30,000 as commission on funds raised during 2007. These costs along with an accrual of a $4,500 were recorded as share issuance costs.

           In 2007 a director purchased 500,000 units at $0.40 per unit for proceeds of $200,000. Each unit consists of one common share and one non-transferable common stock purchase warrant exercisable at $0.70 per share, expiring in May, 2009. The estimated fair value of the warrants is $95,668 using the Black Scholes option pricing model using a 2 year term, an expected volatility of 84% and a risk free interest rate of 4.66%.

           All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. (See also Notes 6 and 12(d).)


16.        CONCENTRATION RISK

           For the nine month period ended September 30, 2008, three suppliers accounted for 100% of the Company's purchases of inventory. One supplier is located in China and supplied 97% of the Company's purchases, The other two suppliers are located in North America and India and supply approximately 3%.

           For the nine month period ended September 30, 2007, four suppliers accounted for 100% of the Company's purchases of inventory. One supplier is located in China and supplied 83% of the Company's purchase orders, The other three suppliers are located in North America and supplied approximately 17%.

           For the nine month period ended September 30, 2008, one customer accounted for 37% of the Company's sales. The Company is confident that this relationship will continue until year end.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)



17.        GOVERNMENT GRANT

           The Company is eligible for certain non-refundable grants from Government of Canada under its Scientific Research and Development tax credit program ("SRED Program").

           During 2007, the Company received a grant of $46,663.

           The above government grants are recorded as a recovery of research and development expenses.


18.        PROPERTY TRANSFER

           On July 3, 2004, the Company received 80 acres of industrial property in Craik, Saskatchewan for development of a hemp fibre mill. The Company, through its subsidiary 068782 B.C. Ltd., was granted title to the land from the Town of Craik and the Rural Municipality of Craik No. 222 in exchange for $1. Provided the Company was successful in the development of a mill by July 1, 2007, there would be no further obligations to the Town of Craik. In June, 2007, the Company received a 1 year extension to develop a mill on the property until July 1, 2008. In September, 2008 the Company decided not to proceed with the construction of a facility in Craik, and will return all rights to the property to the town.


19.        SEGMENTED INFORMATION

           The Company's consolidated operations are conducted in two business segments, Naturally Advanced Technologies Inc, which includes apparel sales and Crailar Fiber Technologies Inc which is developing Crailar technology.

FOR THE NINE MONTH PERIOD ENDED
SEPTEMBER 30, 2008

                                                     Naturally Advanced      Crailar Fiber               Total
                                                      Technologies Inc      Technologies Inc
                                                             $                     $                       $
Revenue                                                  2,188,272                 -                   2,188,272
Operating profit (loss)                                 (1,701,240)            (650,298)              (2,351,538)


AS AT SEPTEMBER 30, 2008
Total assets                                             1,999,649              447,999                2,439,648
Intangible Assets                                            3,242               53,476                   56,718


NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)




FOR THE NINE MONTH PERIOD ENDED
SEPTEMBER 30, 2007
                                                     Naturally Advanced      Crailar Fiber               Total
                                                      Technologies Inc      Technologies Inc
                                                             $                     $                       $
Revenue                                                  1,810,669                 -                   1,810,669
Operating profit (loss)                                  (743,043)             (405,306)              (1,148,349)


AS AT SEPTEMBER 30, 2007
Total assets                                             1,478,556              204,327                1,682,883
Intangible Assets                                                                61,318                   61,318






20.        SUBSEQUENT EVENTS

           a) In October, 2008, the Company signed an agreement with its Chief Executive Officer who is paid $12,500 a month for the period of one year and 500,000 options that will not vest until certain performance conditions are met. The performance conditions pertain to the development and commercialization of Crailar. The contract can be cancelled by either party with 30 days notice.

           b) In October, 2008, the company hired a firm to augment shareholder and investor relation activities. The company will pay an average monthly retainer of $10,000 along with 100,000 incentive stock options ,vesting over 18 months and exercisable at $1.25 per option share to the investor relations firm. The contract is for a 1 year term, and can be cancelled by either party with 60 days notice after the initial 90 days.

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

     CRAILAR FIBER TECHNOLOGIES INC.

Crailar Fiber Technologies Inc. ("CFT") is developing proprietary technology for the engineering, processing and production of textile fibers, composite materials, cellulose pulp, and their resulting byproducts. Developed in collaboration with the National Research Council of Canada and the Alberta Research Council, the CRAILAR(R) biomass technology platform offers cost-effective and environmentally friendly processing and production of industrial Hemp for global textile, composite material, pulp and paper and energy markets. CRAILAR(R) has the global exclusive rights to any new intellectual property developed under these collaborations. The technology developed is expected to displace some cotton and organic cotton use in textiles, some polyester and nylon use in performance textiles, some fiberglass use in composite materials, some wood pulp use in pulp and paper applications and some oil and gas use in energy markets. The feedstock source for CRAILAR(R) is environmentally efficient industrial Hemp, however the feedstock source can also use other environmentally efficient bast fibers, such as Flax. During the third quarter of 2008, fiber was spun and then knitted into fabric suitable for T-shirt or other knit garments using the Crailar (R) Organic Fibers technology.

CFT is organized into four divisions to best develop, test and commercialize its various technology platforms. These divisions include:

1. CRAILAR(R) ADVANCED MATERIALS: Focused on applications for our eco-friendly cellulosic pulp, the Advanced Materials division develops technologies for the processing of these cellulose-based fibers in Pulp and Paper, Bioplastics and Performance Apparel industries.

2. CRAILAR(R) ORGANIC FIBERS: The Organic Fibers division is responsible for CRAILAR(R) applications in the apparel and textile industries. Using the core fiber from the hempseed crop, CRAILAR Organic Fibers can be spin into a traditional yarn.

3. CRAILAR(R) BIO-FUELS: This division is developing third generation biofuels that can be made from hempseed as well as cellulosic sources like residual fibers.

4.   CRAILAR(R)   AGRICULTURE:   The  Agriculture  division  is  concerned  with
     developing the most optimal plants for each type of CRAILAR(R) application.

     HTNATURALS APPAREL CORP.

We, through our wholly owned HTnaturals Apparel Corp. ("HT") division, are also a leading provider of environmentally sustainable Hemp, bamboo, organic cotton and soy blended apparel. Founded in 1998 in response to the growing demand for environmentally friendly, socially responsible clothing, we adhere to a "triple bottom line" philosophy, respecting the human rights of employees, the environmental impact of our operations and fiscal responsibility to our shareholders.

HT customers are located in North America, Europe and Asia and include retail operators, such as COSTCO Canada and COSTCO USA, as well as corporate clients such as Starbucks and Google. Business development efforts continue to grow HT's customer base, while an increasing global awareness for environmentally friendly clothing is bringing new prospects to HT's target markets.

TSX VENTURE EXCHANGE

On April 9, 2008, our Board of Directors made a public announcement and press release disclosing that we had received final approval to list our shares of common stock on the TSX Venture Exchange (the "TSX-V"). Our shares of common stock commenced trading under the symbol "NAT" on the TSX-V at the opening of market on Tuesday, July 8, 2008.

Q3 2008 RESULTS OF OPERATIONS

Comparison of Q3 2008 financial results with Q3 2007 financial results.


________________________________________________________________________________________________________________________________
                                THREE MONTHS ENDED SEPTEMBER 30 NINE MONTHS ENDED SEPTEMBER 30
________________________________________________________________________________________________________________________________
                           2008                2007            % CHANGE             2008               2007      % CHANGE
________________________________________________________________________________________________________________________________
Sales                  $654,885            $721,934                (9%)        $2,188,272         $1,810,669           20%
________________________________________________________________________________________________________________________________
Gross Profit           $268,532            $273,065                (2%)          $830,840           $629,699           32%

________________________________________________________________________________________________________________________________
Net Loss            ($1,142,675)          ($456,795)              150%        ($2,351,538)       ($1,148,349)         105%
________________________________________________________________________________________________________________________________
Earnings                 ($0.04)             ($0.02)                 -             ($0.08)            ($0.05)
(Loss)/share
________________________________________________________________________________________________________________________________



NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008 COMPARED WITH NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007

REVENUE AND GROSS MARGINS

Our net operational losses during the nine month period ended September 30, 2008, was ($2,351,538) compared to ($1,148,349) during the nine month period ended September 30, 2007 (an increase of $1,203,189, an overall increase of 105%). The increase in net loss was due to increased costs related to the development and commercialization of the CRAILAR(R) technology platform, an increase in stock based compensation, costs associated with a new exchange listing and an increase in overhead costs as discussed below. However, during the nine month period ended September 30, 2008, we generated $2,188,272 in gross sales compared to $1,810,669 in gross sales for the nine month period ended September 30, 2007 (an increase of $377,603, an overall increase of 20%). The ongoing growth in revenues is attributable to continued success at our apparel division through HTnaturals' and the continued marketing success. HTnaturals saw continued customer interest and market uptake for our natural fiber garments among retail customers including COSTCO Canada, as well as an increase in corporate orders.

Cost of goods sold increased during the nine month period ended September 30, 2008, to $1,357,432 from $1,180,970 for the same period in 2007 resulting in net sales or a gross margin of $830,840 compared to $629,699 for the same period in 2007. Cost of goods sold as a percentage of sales was 62% for the nine month period ended September 30, 2008, compared to 65% for the nine month period ended September 30, 2007. This change was attributed to streamlined inventory procedures, increased product margins and internal cost controls. Our gross profit as a percentage of sales rose from 35% for the nine month period ended September 30, 2007, to 38% for the nine month period ended September 30, 2008.

OPERATING EXPENSES

During the nine month period ended September 30, 2008, we recorded operating expenses of $3,182,378 compared to operating expenses of $1,778,048 during the nine month period ended September 30, 2007 (an increase of $1,404,330). Operating expenses incurred during the nine month period ended September 30, 2007, were offset by $46,663 in funds received from a government grant. Although management has focused on creating a more competitive operating framework, certain expenses as discussed below resulted in an increase in operating expenses.

Operating expenses consisted of: (i) $225,360 (2007: $220,374) in advertising and promotion; (ii) $20,288 (2007: $15,015) in amortization and depreciation;
(iii) $649,448 (2007:  $407,150) in consulting and contract labor; (iv) $404,584
(2007:  $224,266) in general &  administrative;  (v) $96,944 (2007:  $62,123) in interest; (vi) $277,567 (2007: $75,092) in legal and accounting;  (vii) $393,529
(2007:  $187,548)  in  research  &  development;  and (viii)  $1,114,658  (2007:
$586,480) in salaries & benefits. Our net loss from operations during the nine month period ended September 30, 2008, was ($2,351,538) or ($0.08) per share compared to a net loss of ($1,148,349) or ($0.05) per share for the nine month period ended September 30, 2007. For the nine month period ended September 30, 2008, the weighted average number of shares outstanding was 29,005,092 compared to 24,726,397 at September 30, 2007.

Advertising and promotion expenses increased to $225,360 for the nine month period ended September 30, 2008, from $220,374 compared to the same period in 2007 due to a slight increase in our marketing operations.

Consulting and contract labor expenses increased to $649,448 for the nine month period ended September 30, 2008, from $407,150 compared to the same period in 2007 due to an increase in certain contract labor expenses and an increase in stock based compensation (although we have converted certain of our consulting and contract labor expenses to salaried expenses).

General and administrative expenses increased to $404,584 for the nine month period ended September 30, 2008, compared to $224,266 for the same period in 2007. The increase in general and administrative expenses was related to increased business infrastructure requirements that are necessary for management to continue to execute our long-term growth strategy.

Interest costs for the nine month period ended September 30, 2008, were $96,944 compared with $62,123 for the same period in 2007. The increase in interest costs relates to the loan from a director, which has been used to underwrite apparel production.

Research and development costs were $393,529 for the nine month period ended September 30, 2008, compared to $187,548 for the same nine month period in 2007. This increase is attributed to the increase in testing associated in the development of the CRAILAR(R) technology platform as well as a government grant received in 2007 ($46,663) which was offset against the expense that year.

Salaries and benefits expenses increased to $1,114,658 for the nine month period ended September 30, 2008, compared with $586,480 for the same period in 2007. This increase was due to the addition of key personnel in sales, warehousing and accounting to support our growth, as well as an increase in stock based compensation and increased management costs. For the nine month period ended September 30, 2008, 1,329,263 stock options vested and accordingly an expense of $655,659 has been recorded, of which $231,562 was recorded under salaries and benefits and $424,096 was recorded under consulting and contract labor expense.

Legal and accounting expenses increased to $277,567 for the nine month period ended September 30, 2008, compared with $75,092 for the same period in 2007. This was due to increased regulatory costs and costs associated with listing on TSX-Venture exchange.

NET INCOME

The net loss for the nine month period ended September 30, 2008, was ($2,351,538) compared to a loss of ($1,148,349) for the same period in 2007, which is an increase in net loss of ($1,203,189). The increase in loss was primarily due to the increase in operating expenses, which were related to our growth and development objectives, and expenses associated with listing on the TSX-Venture exchange. For the nine month period ended September 30, 2008, the weighted average number of shares outstanding was 29,005,092 compared to 24,726,397 at September 30, 2007.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2008, COMPARED WITH THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2007

REVENUE AND GROSS MARGINS

Our net operational losses during the three month period ended September 30, 2008, was ($1,142,675) compared to ($456,795) during the three-month period ended September 30, 2007 (an increase of $685,880, an overall increase of 150%). The increase in net loss was due to increased costs related to the development and commercialization of the CRAILAR(R) technology platform, an increase in stock based compensation and an increase in overhead costs as discussed below. During the three-month period ended September 30, 2008, we generated $654,885 in gross sales compared to $721,934 in gross sales for the three-month period ended September 30, 2007 (a decrease of $67,049, an overall decrease of 10%). Management believes that the slight decline in gross sales was related to the state of the economy. We believe, however, that HTnaturals will see continued customer interest and market uptake for our natural fiber garments among retail customers as well as an increase in corporate orders, as the economy improves.

Cost of goods sold decreased during the three-month period ended September 30, 2008, to $386,353 from $448,869 for the same period in 2007 resulting in net sales or a gross margin of $268,532 compared to $273,065 for the same period in 2007. Cost of goods sold as a percentage of sales was 59% for the three-month period ended September 30, 2008 compared to 62% for the three month period ended September 30, 2007. This change was attributed to the decrease in our gross sales. Our gross profit as a percentage of sales rose from 38% for the three-month period ended September 30, 2007, to 41% for the three-month period ended September 30, 2008.

OPERATING EXPENSES

During the three-month period ended September 30, 2008, we recorded operating expenses of $1,411,207 compared to operating expenses of $729,860 during the three-month period ended September 30, 2007 (an increase of $681,347). Although management has focused on creating a more competitive operating framework, certain expenses as discussed below resulted in an increase in operating expenses.

Operating expenses consisted of: (i) $108,555 (2007: $77,004) in advertising and promotion; (ii) $6,761 (2007: $5,342) in amortization and depreciation; (iii) $459,080 (2007: $145,600) in consulting and contract labor; (iv) $173,946 (2007:
$76,986) in general & administrative;  (v) $30,272 (2007:  $13,821) in interest;
(vi) $175,909  (2007:  $21,592) in legal and  accounting;  (vii) $110,608 (2007:
($103,042) in research & development;  and (viii) $346,076  (2007:  $286,473) in salaries & benefits. Our net loss from operations during the three-month period ended September 30, 2008, was ($1,142,675) or ($0.04) per share compared to a net loss of ($456,795) or ($0.02) per share for the three-month period ended September 30, 2007. For the three-month period ended September 30, 2008, the weighted average number of shares outstanding was 30,239,043 compared to 25,262,824 at September 30, 2007.

Advertising and promotion expenses increased to $108,555 for the three-month period ended September 30, 2008, from $77,004 compared to the same period in 2007 due in part to the hiring of a PR firm.

Consulting and contract labor expenses increased to $459,080 for the three-month period ended September 30, 2008, from $145,600 compared to the same period in 2007 due to the increase in stock based compensation.

General and administrative expenses increased to $173,946 for the three-month period ended September 30, 2008, compared to $76,986 for the same period in 2007. The increase in general and administrative expenses was related to increased business infrastructure requirements that are necessary for management to continue to execute our long-term growth strategy.

Interest costs for the three-month period ended September 30, 2008 were $30,272 compared with $13,821 for the same period in 2007. The increase in interest costs relates to the loan from a director, which has been used to underwrite apparel production.

Research and development costs were $110,608 for the three-month period ended September 30, 2008 compared to $103,042 for the same three-month period in 2007.

Salaries and benefits expenses increased to $346,076 for the three-month period ended September 30, 2008 compared with $286,473 for the same period in 2007. This increase was due in part to additional staff needed for warehousing, accounting and sales.

Legal and accounting increased to $175,909 for the three-month period ended September 30, 2008, compared with $21,592 for the same period in 2007. This was due to increased regulatory costs.

NET INCOME

The net loss for the three-month period ended September 30, 2008, was ($1,142,675) compared to a loss of ($456,795) for the same period in 2007, which is an increase in net loss of ($685,880). The increase in loss was primarily due to the increase in research and development costs, stock based compensation for contract workers and operating expenses, which were related to our growth and development objectives. For the three-month period ended September 30, 2008, the weighted average number of shares outstanding was 30,239,043 compared to 25,262,824 at September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008

As at September 30, 2008, our current assets were $2,107,638 and our current liabilities were $1,079,441, which resulted in working capital surplus of $1,028,197. As at September 30, 2008, total assets were $2,439,648 consisting of: (i) $642,304 in cash and cash equivalents; (ii) $371,633 in accounts receivable; (iii) $896,635 in inventory; (iv) $197,066 in prepaid expenses and other; (v) $56,718 in intangible assets; and (vi) $275,292 in property and equipment.

As at September 30, 2008, liabilities were comprised of: (i) $258,800 in accounts payable ; (ii) $78,195 in accrued liabilities; (iii) $721,397 in amounts due related parties; (iv) $687 in capital lease obligation; (v) $200,000 in notes payable; and (vi) $30,433 in short and long term debt.

Stockholders' Equity (Deficit) increased from $765,536 at December 31, 2007, to $1,150,136 at the nine month period ended September 30, 2008.

As of September 30, 2008, we had cash of $642,304 compared with $660,407 at December 31, 2007.

The cash flows used in operations for the nine month period ended September 30, 2008, was ($1,968,077) compared with ($1,312,922) for the same period in 2007.
Cash flows used in operations for the nine month period ended September 30, 2008, consisted primarily of a net loss of ($2,351,538), with changes in working capital assets and liabilities consisting of a decrease in accounts receivable of $139,007, an increase in inventory of ($53,104), an increase in prepaid expenses of ($46,277), a decrease in accounts payable of ($287,433), a decrease in accrued liabilities of ($32,688), and a decrease in amounts due to related parties of ($11,925). Adjustments to cash flows used in operations for the nine month period ended September 30, 2008, consisted of $20,288 in depreciation and amortization and $665,593 in stock based compensation.

The cash flows used in investing activities for the nine month period ended September 30, 2008, was ($207,838) compared to ($39,406) for the same period in 2007. Cash flows used in investing activities consisted of a purchase of property and equipment totaling ($207,128) and the acquisition of trademarks & licenses of ($710).

Cash flows provided from financing activities was $2,325,073 compared to $1,175,518 during the same period in 2007 as we issued $2,228,206 of capital stock for cash (2007 - $764,754) and received (net) $190,000 in advances from related parties (2007: $410,000). Cash flows provided from financing activities was decreased by ($871) in long term debt, ($1,367) in short term debt, ($100,000) in notes payable and ($895) in capital lease obligations.

The effect of exchange rates on cash resulted in an unrealized loss of ($167,261) for the nine month period ended September 30, 2008, compared with a $105,016 unrealized gain in the same period of 2007. These gains and losses are the direct result of fluctuations in the Canadian dollar versus the US dollar.

PLAN OF OPERATION

CRAILAR(R)

Management expects to continue expanding its business platform through the commercialization of CRAILAR(R) technology for bast fiber processing and production, with resulting textile, composite, pulp and fiber products expected to address inherent environmental problems currently affecting these industries. Management recognizes the disruptive potential that the CRAILAR(R) technology platform possesses for global textile, composite material, pulp and paper, and energy markets. As such, management is focusing on our growth through the commercialization of CRAILAR(R), which is expected to begin generating revenues in 2009. Management believes that an ongoing relationship in the form of joint ventures with established market leaders in both the Organic Fibers division and the Advanced Materials division would be the optimum commercialization strategy. Currently, testing and further development of fiber is taking place in conjunction with leading global brands. As of the date of this document, no agreements have been signed with any potential partner.

During fiscal year 2007, CRAILAR(R) completed proof of concept testing on three separate bast fiber processing techniques with the NRC in Ottawa and the ARC in Edmonton. Proof of concept testing at the NRC included the completion of the first CRAILAR(R) Organic Fiber processing equipment which was constructed in Montreal and installed at the NRC facility in Ottawa. Ongoing tests with this equipment continue to establish the efficacy of CRAILAR(R) enzymatic processes, with early test fibers meeting the requirements of the textile producing industry. In January 2008, we signed phase II of the Collaboration Agreement with the NRC, extending the Collaboration Agreement for an additional three years. Phase II of the Collaboration Agreement will assist us in further development and commercialization of CRAILAR(R), and will ensure the continuity of the original research team to facilitate ongoing collaboration with us.

During the fourth quarter of 2007, and first three quarters of 2008, we began scaling CRAILAR(R) Organic Fiber processing equipment at a pilot plant facility in Montreal. The equipment became operational during the second quarter of 2008. During the third quarter of 2008, the pilot plant facility processed 1000kgs of fiber, a portion of which was sent to North Carolina State's Textile College, where it was spun and then knitted into a fabric suitable for T-shirt or other knit garments.

In May 2007, the ARC filed two provisional patent applications related to decortication and degumming technologies for which we have secured exclusive worldwide licensing rights from the ARC. We, through CFT, completed the installation of proprietary decortication equipment at the ARC. We completed proof of concept testing on the proprietary degumming technology at the NRC's Industrial Materials Institute in Montreal. Test results were in line with expectations and suitable for industrial use. CFT is currently working with a third party to produce a sufficient quantity of cellulose pulp for larger pulping trials in Q4 of 2008 and Q1 2009. These trials will further test Crailar(R) Advanced Materials pulp's attributes in the pulp and paper industry.

As of the date of this Quarterly Report, the Company continues planning for our first processing mill. Costs for the processing mill is expected to be between $4,000,000 and $6,000,000, and outside funding will be required to finance the building of this facility. The potential outside sources of funding include government and industry partners and no funding has been finalized as of the date of this Quarterly Report. Upon completing financing, the facility is expected to be built in 2009 and operational later in the year. The facility will have a nameplate production capacity of 52 million kilograms (114 million pounds) of feedstock fiber per year for Crailar Advanced Materials processes.

HTNATURALS

During fiscal year 2008, HTnaturals continued to see strong growth in its apparel sales, in both the seasonal retail line and the higher volume corporate wear line. HTnaturals apparel is made from eco fabrics crafted from a proprietary combination of fibers including Hemp, organic cotton, bamboo, soy, recycled polyester, and other organic textiles. Consumer interest and uptake of both the spring 2008 and fall 2007 lines increased repeat sales among our retail customer base. Sales through COSTCO Canada increased during this time as well, as Costco's customers continued to respond positively to the HTnaturals lines with additional programs now extending into Q1, 2009. Continued emphasis on corporate responsibility with respect to the environment and climate change has increased demand for HTnaturals' corporate items, called HTbasics, which are sold directly to screen printers and corporate clients. HTnaturals also completed sales order delivery for internet search giant Google in Q4 2007 adding them to a list of corporate customers that already includes Starbucks and Volkswagen.

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

MATERIAL COMMITMENTS

RANA CORP.

A significant commitment for us during fiscal year 2008 is the principal amount of $200,000 due and owing pursuant to a secured and subordinated loan agreement with Rana Corp. ("Rana"). The term of the loan is from July 21, 2007 until April 22, 2009, at 12% per annum, calculated semi-annually, with payments due semi-annually. The loan is now due on July 22, 2009. There was no fee paid for arranging the renewal of the loan. As at September 30, 2008, accrued interest on the loan was $25,616, which was included in accrued liabilities. The security granted to Rana is: (i) a fixed charge and a security interest in our existing accounts receivable insurance policy obtained through Export Development Canada and St. Paul Guarantee Insurance Company respecting losses sustained by us; and
(ii) a floating charge and a security interest in all of our assets, subject and subordinate to any borrowing by us with banks and lending institutions.

LOAN FROM DIRECTOR

Another significant commitment for us in fiscal year 2008 is the amount of $700,000 advanced by a director to facilitate the production of the new apparel designs. The loan has an interest rate of 12% with a 1% charge for each advance. The loan matures on February 28, 2009.

COLLABORATION AGREEMENT

An additional significant commitment for us in fiscal year 2008 is the Collaboration Agreement we entered into with NRC to continue to develop a patentable enzyme technology for the processing of hemp fibers. Phase II of this agreement is for a three year term, which expires on May 9, 2010. The NRC is to be paid as it conducts work on the joint collaboration. As the NRC completes research and development work, the monies become due. There are no further costs or other off-balance sheet liabilities associated with the NRC JCA agreement. Over the term of the Collaboration Agreement, we will pay the NRC $366,000 Canadian Dollars ($343,920 U.S. Dollars). In addition to cash payments, we are required to contribute $2,300,000 Canadian Dollars in research and development over the course of the Collaboration Agreement.

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

LIPPERT/HEILSHORN & ASSOCIATES, INC. AGREEMENT


On September 2, 2008, our Board of Directors authorized the execution of a twelve-month agreement (the "Agreement") with Lippert/Heilshorn & Associates, Inc. ("LHA"), to augment our shareholder and investor relations activities. This agreement came into effect with approval from the TSX on October 2, 2008. In accordance with the terms and provisions of the Agreement, LHA shall perform certain services including, but not limited to, the following: (i) provide counsel on a full spectrum of strategic investor relations and opportunities including best practices, material disclosure and corporate governance; (ii) prepare documentation to market us to various investor constituencies; (iii) assist in the draft, finalization and issuing of all press releases; (iv) assemble and maintain quarterly buy/sell-side industry peer group matrixes for us; (v) arrange periodic meetings with buy/sell-side analysts, retail brokers and investment bankers; (vi) provide written quarterly reports to the Board of Director reviewing activities initiated by LHA; and (vii) undertake the marketing lead for Canadian and U.S. markets. In accordance with the further terms and provisions of the Agreement, we shall: (i) pay to LHA a monthly retainer in the amount of $15,000 for the first two months of the agreement;
(ii) pay to LHA a monthly retainer in the amount of $9,000 for the remainder of the contract; and (iii) grant to LHA stock options to acquire up to an aggregate of 100,000 shares of our common stock for a period of three years from the date of grant at an exercise option price of $1.25 per share and vesting as to exercise equally over 18 months from the date of grant. In the event the Agreement shall be continued after the 12-month period and commencing on October

1, 2009, and on each anniversary year thereafter during further continuances of the Agreement, the monthly retainer shall be increased by not less than 5% from the previous period in order to offset LHA's increased operating expenses resulting from the continuances of the Agreement.

As of the date of this Quarterly Report, we have paid to LHA an aggregate initial retainer payment of $30,000 to cover the first two months of the Agreement.

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

AUDIT COMMITTEE REPORT

The Board of Directors has established an Audit Committee. The members of the Audit Committee are Ms. Larisa Harrison, Mr. Robert Edmunds and Mr. Miljenko Horvat. Two of the three members of the audit committee are "independent" within the meaning of Rule 10A-3 under the Exchange Act. The Audit Committee was organized in November 20, 2004, and operates under a written charter adopted by our Board of Directors. The Audit Committee has reviewed and discussed with management the Company's financial statements as of and for the nine-month period ended September 30, 2008. The Audit Committee has also discussed with Dale Matheson Carr-Hilton LaBonte the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The Audit Committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte their independence. Based on the reviews and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the financial statements referred to above be included in our Quarterly Report on Form 10-Q for the nine month period ended September 30, 2008 filed with the Securities and Exchange Commission.

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

ITEM 4. INTERNAL CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the participation of our management, including Jason Finnis, our Chief Operating Officer, and Guy Prevost, our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, Messrs. Finnis and Prevost concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officers also confirm that there was no change in our internal control over financial reporting during the nine month period ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The parties came to an agreement in regards to this dispute and we paid Mr. Carpenter $132,500 US Dollars in two payments, which were six months apart with the first payment due in April 2008. We made the first payment of $65,000 on April 8, 2008 to Mr. Carpenter and the second payment of $67,500 to Mr. Carpenter on September 16, 2008.

As of the date of this Quarterly Report, we are not aware of any other pending or existing legal proceedings involving our company or its officers and directors. We are not aware of any other proceedings being contemplated by any person or governmental authority against us, our properties or our officers and directors.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

LISTING ON TSX/PRIVATE PLACEMENT OFFERING

On April 9, 2008, our Board of Directors made a public announcement and press release disclosing that we had received final approval to list our shares of common stock on the TSX Venture Exchange (the "TSX-V"). Our shares of common stock commenced trading under the symbol "NAT" on the TSX-V at the opening of market on Tuesday, July 8, 2008.

Effective on July 3, 2008, and in connection with the TSX-V listing, we closed a brokered and non-brokered private placement offering for gross proceeds of approximately $1,980,000 (collectively, the "Private Placement Offering") with certain non-United States residents (collectively, the "Investors"). In accordance with the terms and provisions of the Private Placement Offering, we issued to the Investors an aggregate of 1,472,426 units at a per unit price of $1.35 (the "Unit") in our capital. Each Unit was comprised of one share of restricted common stock and one-half of one share purchase warrant (the "Warrant"). Each whole Warrant is exercisable at $1.95 per share until July 3, 2010.

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

ISSUANCES OF STOCK

During the nine month period ended September 30, 2008 and up to the date of this Quarterly Report, we have also issued an additional 1,055,316 shares of our common stock pursuant to contractual debts or financings as follows.

     o During the nine month period ended September 30, 2008, we issued an aggregate of 25,000 shares of our common stock as a corporate finance fee with a fair value of $33,750.

     o During the nine month period ended September 30, 2008, we issued an aggregate of 135,000 shares of our common stock pursuant to the exercise of stock options by our employees at $0.31 per share for total proceeds of $41,850.

     o During the nine month period ended September 30, 2008, we issued an aggregate of 12,501 shares of our common stock pursuant to the exercise of stock options by our employees at $0.80 per share for total proceeds of $9,601.

     o During the nine month period ended September 30, 2008, we issued an aggregate of 290,000 shares of our common stock pursuant to the exercise of stock options by our employees at $0.20 per share for total proceeds of $58,000.

     o During the nine month period ended September 30, 2008, we issued an aggregate of 9,600 shares of our common stock as bonus shares for services performed.

     o During the nine month period ended September 30, 2008, we issued an additional 97,500 shares of our common stock pursuant to the exercise of stock options by our employees at $0.20 per share for total proceeds of $19,500.

     o During the nine month period ended September 30, 2008, we issued an aggregate of 25,000 shares of our common stock pursuant to the exercise of stock options by our employees at $0.31 per share for total proceeds of $7,750.

     o During the nine month period ended September 30, 2008, we issued an aggregate of 10,000 shares of our common stock pursuant to the exercise of stock options by our employees at $0.50 per share for proceeds of $5,000.
     o During the nine month period ended September 30, 2008, we issued an aggregate of 40,000 shares of our common stock pursuant to the exercise of stock options by our employees at $0.37 per share for total proceeds of $14,800.

     o During the nine month period ended September 30, 2008, we issued an aggregate of 25,000 shares of our common stock pursuant to the exercise of stock options by our employees at $0.81 per share for total proceeds of $20,250.

     o During the nine month period ended September 30, 2008, we issued an aggregate of 285,715 shares of our common stock pursuant to the exercise of warrants at $0.75 per share for total proceeds of $214,286.

     o During the nine month period ended September 30, 2008, we issued an aggregate of 100,000 shares of our common stock pursuant to the exercise of warrants at $0.50 per share for total proceeds of $50,000.

ADOPTION OF 2008 FIXED SHARE OPTION PLAN/REGISTRATION STATEMENT ON FORM S-8

During September 2008, our Board of Directors approved the 2008 Fixed Share Option Plan (the "2008 Fixed Share Option Plan"), which is a non-shareholder approved plan for grants of stock options to our directors, officers, employees and eligible consultants. Based on the terms of the individual option grants, options granted under the 2008 Fixed Share Option Plan generally expire three to ten years after the grant date and become exercisable over a period of one year based on continued employment, either with monthly vesting or upon achievement of pre-determined deliverable. The 2008 Fixed Share Option Plan permits the granting of incentive stock option and non-qualified stock options up to an aggregate of 6,068,266 shares.

On October 10, 2008, we filed a registration statement on Form S-8 relating to a maximum of 6,058,766 shares of common stock, without par value, issuable directly by us under our 2008 Fixed Share Option Plan or pursuant to the exercise of options that may be granted under the 2008 Fixed Share Option Plan. As set forth in the 2008 Fixed Share Option Plan, any option granted pursuant to a stock option plan previously adopted by us that is outstanding at the time of the adoption of the 2008 Fixed Share Option Plan came into effect (that is, as of September 24, 2008) shall be deemed to have been issued under the 2008 Fixed Share Option Plan and shall be governed by the terms thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ANNUAL MEETING OF SHAREHOLDERS

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

Only shareholders of record at the close of business on June 5, 2008, (the "Record Date") were entitled to notice and to vote the shares of common stock held by them on such date at the Meeting or any and all adjournments thereof. As of the Record Date, an aggregate 28,771,404 shares of common stock were outstanding. There was no other class of voting securities outstanding at that date. Each share of common stock held by a shareholder entitled such shareholder to one vote on each matter that was voted at the Meeting. The presence, in person or by proxy, of the holders of a majority of the outstanding share of common stock was necessary to constitute a quorum at the Meeting. Assuming that a quorum was present, the affirmative vote of the holders of a majority of the shares of common stock outstanding was required to approve the matters presented for approval at the Meeting.

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

                                                 NUMBER OF SHARES
                                            _____________________________

                                              FOR             WITHHELD
                                            _____________________________
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

RENEWAL OF CEO EXECUTIVE SERVICES AGREEMENT

On August  24,  2006,  we  entered  into a  one-year  chief  executive  services agreement with Meriwether Accelerators, LLC, the private limited liability company ("Meriwether Accelerators"), through which we engage Kenneth Barker as our Chief Executive Officer (the "2006 CEO Services Agreement"). In accordance with the terms and provisions of the 2006 CEO Services Agreement: (i) we retained Mr. Barker as our Chief Executive Officer and the Meriwether Accelerators as a consultant to us; (ii) Mr. Barker provides such corporate management related services as our Board of Directors shall from time to time reasonably assign and as may be necessary for the ongoing maintenance and development of our various business interests; (iii) we pay to Meriwether Accelerators a monthly fee of $12,500 U.S. (with the acknowledgment that an additional monthly fee of $2,500 U.S. has been paid and will continue to be paid to the Meriwether Accelerators under a pre-existing services arrangement); and
(iv) we granted to Meriwether Accelerators an aggregate 200,000 stock options at an exercise price of $0.31 per share exercisable for a period of three years vesting immediately and a further 500,000 stock options at an exercise price of $0.31 per share, which shall vest at certain dates upon the attainment by us of certain initial deliverables which have been agreed upon by the parties in advance.

On approximately November 27, 2007, we authorized the renewal of the 2006 CEO Services Agreement (the "2007 CEO Services Agreement"). Pursuant to the 2007 CEO Services Agreement, Mr. Barker was engaged for an additional one-year term to serve as our Chief Executive Officer. We granted to Meriwether Accelerators an aggregate of 1,000,000 stock options at an exercise price of $0.75 per share, which shall vest in accordance with the attainment of certain deliverables.

On approximately October 23, 2008, we authorized the renewal of the 2007 CEO Services Agreement (the "2008 CEO Services Agreement"). Pursuant to the 2008 CEO Services Agreement, Mr. Barker was engaged was engaged for an additional one-year term to serve as our Chief Executive Officer. In accordance with the terms and provisions of the 2008 CEO Services Agreement: (i) we agreed to retain Mr. Barker as our Chief Executive Officer and to further engage Meriwether Accelerators as a consultant; (ii) we agreed to pay to Meriwether Accelerators a gross monthly fee of $12,500, with the acknowledgement that an additional fee of $2,500 per month has been paid and continues to be payable by us; and (iii) we granted to Meriwether Accelerators an aggregate 500,000 Stock Options at an exercise price of $1.45 per share, which shall vest in accordance with the attainment of certain deliverables and our 2008 Fixed Share Option Plan and the rules of the TSX Venture Exchange.

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

10.1 Letter Agreement dated September 2, 2008 between Naturally Advanced Technologies Inc. and Lippert/Heilshorn & Associates Inc. (1)

10.2 2008 Fixed Share Option Plan of Naturally Advanced Technologies Inc. dated September 24, 2008. (2)

10.3     CEO   Executive   Services   Agreement   between   Naturally   Advanced
         Technologies  Inc. and  Meriwether  Accelerators  LLC  dated  effective
         August 24, 2008 as fully executed on October 14, 2008.   (3)

31.1     Certification  of  Chief  Executive  Officer  pursuant  to   Securities
         Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2     Certification  of  Chief  Financial  Officer  pursuant  to   Securities
         Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1     Certifications pursuant  to Securities Exchange Act of 1934 Rule 13a-14
         (b)or  15d-14(b) and  18 U.S.C.  Section 1350, as  adopted  pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed with Current Report on Form 8-K with the Securities and Exchange Commission on September 8, 2008 and incorporated herein.

(2) Filed with S-8 Registration Statement Under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on October 10, 2008 and incorporated herein.

(3) Filed with Current Report on Form 8-K with the Securities and Exchange Commission on October 28, 2008 and incorporated herein.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Naturally Advanced Technologies Inc.

Date: November 11, 2008                 By: /s/ KENNETH C. BARKER
                                        __________________________________
                                        Kenneth C. Barker, Chief Executive
                                        Officer


Date: November 11, 2008                 By: /s/ GUY PREVOST
                                        __________________________________
                                        Guy Prevost
                                        Chief Financial Officer