Form 10-K
period 2008-12-31
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2009-04-13
CIK 1210294

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

Mark One
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to _______

                           COMMISSION FILE NO. 0-50367

                      NATURALLY ADVANCED TECHNOLOGIES INC.
                      ____________________________________
                    (Exact name of registrant in its charter)

          BRITISH COLUMBIA                               98-0359306
          ________________                               __________
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

         1008 HOMER STREET, SUITE 402, BRITISH COLUMBIA, CANADA V6B 2X1
         ______________________________________________________________
                    (Address of principal executive offices)

                                 (604) 683-8582
                                 ______________
                         (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
    Title of each class:                        Name of each exchange on which
                                                         registered:
           NONE                                             N/A
           ____                                             ___

Securities registered pursuant to Section 12(g) of the Act:
                 COMMON STOCK, $0.001
                 ____________________
                   (Title of Class)

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

                            Yes [X]         No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  [ ]                  Accelerated filer  [ ]

Non-accelerated filer [ ]                     Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $34,389,086.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                                         Outstanding as of March 25, 2009
Common Stock, no par value                    31,273,547

                      NATURALLY ADVANCED TECHNOLOGIES, INC.
                                    FORM 10-K
INDEX
Item 1.            Business                                                    4

Item 1A.           Risk Factors                                               18

Item 1B            Unresolved Staff Comments                                  25

Item 2             Properties                                                 25

Item 3.            Legal Proceedings                                          26

Item 4             Submission of Matters to a Vote of Security Holders        26

Item 5             Market for Registrant's Common Equity, Related
                   Stockholder Matters and Issuer Purchases of
                   Equity Securities                                          27

Item 6             Selected Financial Data                                    33

Item 7             Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        33

Item 7A            Quantitative and Qualitative Disclosures About Market
                   Risks                                                      42

Item 8.            Financial Statements and Supplementary Data                42

Item 9             Changes in and Disagreements With Accountants on
                   Accounting and Financial Disclosure                        73

Item 9A            Controls and Procedures                                    73

Item 9B            Other Information                                          75

Item 10            Directors, Executive Officers and Corporate Governance     76

Item 11.           Executive Compensation                                     80

Item 12            Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters                 85

Item 13            Certain Relationships and Related Transactions and
                   Director Independence                                      87

Item 14            Principal Accounting Fees and Services                     88

Item 15            Exhibits and Financial Statement Schedules                 89

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

Naturally Advanced Technologies Inc. files annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission's website at http://www.sec.gov

PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

CORPORATE STRUCTURE AND SUBSIDIARIES

Naturally Advanced Technologies, Inc. was incorporated under the laws of British Columbia, Canada, on October 6, 1998, under the name "Hemptown Clothing Inc." The current corporate structure is a single public company, incorporated under the Business Corporations Act (British Columbia). On February 22, 2006, our Board of Directors authorized and approved the change in our corporate name to "Naturally Advanced Technologies, Inc." and the subsequent filing of the Amendment with the Registrar of Companies for the Province of British Columbia. This name change to Naturally Advanced Technologies, Inc. became effected March 23, 2006, and our trading symbol for our shares of common stock trading on the Over-the-Counter Bulletin Board has been changed to "NADVF:BB". Our shares of common stock commenced trading under the symbol "NAT" on the TSX Venture Exchange (the "TSX-V") at the opening of market on Tuesday, July 8, 2008.

Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "NAT," refer to Naturally Advanced Technologies, Inc.

         CRAILAR FIBER TECHNOLOGIES INC.

Our wholly owned subsidiary CRAILAR Fiber Technologies Inc. ("CRAILAR(R)) was incorporated on April 5, 2005. It was incorporated for the purpose of developing Bast Fiber Technology for uses in textiles, cellulose pulp, paper, and composites.

         HTNATURALS APPAREL CORP.

HTnaturals Apparel Corp. ("HTnaturals") was incorporated under the laws of the Province of British Columbia on December 7, 2007, for the purpose of carrying out the natural and sustainable apparel portion of our business. We, through our wholly owned HTnaturals, are also a leading provider of environmentally sustainable hemp, bamboo, organic cotton and soy blended apparel. Founded in 1998 in response to the growing demand for environmentally friendly, socially responsible clothing, we adhere to a "triple bottom line" philosophy, respecting the human rights of employees, the environmental impact of our operations and fiscal responsibility to our shareholders.


         0697072 B.C. LTD.

Our wholly-owned subsidiary, 0697072 B.C. Ltd., was incorporated under the laws of the Province of British Columbia on June 18, 2004, and held the title to real property located in Craik, Saskatchewan. The Company decided against proceeding with the intended use of the property and returned all rights to the town of Craik.

         HEMPTOWN USA, INC.

Our wholly-owned subsidiary, Hemptown USA, Inc., was incorporated under the laws of the State of Nevada on November 22, 2004, for factoring purposes so that business dealings can be accomplished daily without currency valuations and fluctuations, as well as to provide an American base inventory control to customers.

TRADEMARKS AND DOMAIN NAME RIGHTS

We have obtained trademark protection for the name "CRAILAR" within Canada and the United States as well as relevant worldwide markets. We also own the web sites www.naturallyadvanced.com, www.crailar.com, and www.htnaturals.com.

TRANSFER AGENT

Our transfer agent is Computershare Investor Services Inc., 510 Burrard Street, 2nd Floor Vancouver, B.C. V6C 3B9

RECENT DEVELOPMENTS

TSX VENTURE EXCHANGE

On April 9, 2008, our Board of Directors made a public announcement and press release disclosing that we had received final approval to list our shares of common stock on the TSX V. Our shares of common stock commenced trading under the symbol "NAT" on the TSX-V at the opening of market on Tuesday, July 8, 2008.

CURRENT BUSINESS OPERATIONS

We are a Cleantech company focused on providing environmentally friendly textile, composite, biomass and pulping solutions through the cost effective process of industrial hemp and other bast fiber crops. We are committed to unlocking the potential of renewable and environmentally sustainable biomass resources from hemp and other bast fibers. As of the date of this Annual Report, we have two operating units: (i) the development and execution of our proprietary processing platform called CRAILAR(R) technology, which is a series of bast fiber processing technologies targeted at use for sustainable feedstocks in pulp, paper, apparel, textile and composites; and (ii) our HTnaturals business to pioneer and brand for true organic and sustainable products to meet the apparel demands of corporate and individual customers.

CRAILAR(R)

CRAILAR(R)(.)is developing proprietary technology for the engineering, processing and production of textile fibers, composite materials, cellulose pulp, and resulting byproducts. Developed in collaboration with the National Research Council of Canada and the Alberta Research Council, the CRAILAR(R) biomass technology platform offers cost-effective and environmentally friendly processing and production of industrial hemp for global textile, composite material, pulp and paper and energy markets. CRAILAR(R) has the global exclusive rights to any new intellectual property developed under these collaborations. The technology developed is expected to displace some cotton and organic cotton use in textiles, some polyester and nylon use in performance textiles, some fiberglass use in composite materials, some wood pulp use in pulp and paper applications and some oil and gas use in energy markets. The feedstock source for CRAILAR(R) is environmentally efficient industrial hemp, however the feedstock source can also use other environmentally efficient bast fibers, such as flax.

CRAILAR(R)(.) is organized into four divisions to best develop, test and commercialize its various technology platforms. These divisions include:

         1. CRAILAR(R) ADVANCED MATERIALS: Focused on applications for our eco-friendly cellulosic pulp, the Advanced Materials division develops technologies for the processing of these cellulose-based fibers in pulp and paper, bioplastics and performance apparel industries. Our dissolving pulp, developed in collaboration with ARC, can be used for performance apparel, biodegradable plastics, consumer paper products and much more. CRAILAR(R) Advanced Materials fiber begins with hemp harvested at maturity, which is then de-corticated (a mechanical process that separate the plants outer fiber from the inner woody core) and cut to a uniform length. This fiber then enters the CRAILAR(R) pulping process which does not require the numerous harsh chemicals or expensive pressurized equipment used in the traditional kraft pulping industry. The result of the mild process is a dissolving pulp with characteristics that are far superior to the best dissolving pulps on the market today. This eco-pulp can be extruded into a yarn for the performance apparel industry or used as a basis for biodegradable plastics and consumer products like paper towels.

              Tests conducted on CRAILAR(R) Advanced Materials dissolving pulp with ARC indicate that our CRAILAR(R) technology produces a very high grade dissolving pulp with high viscosity, brightness and alpha cellulose values, and low ash content and acetone extractives. CRAILAR(R) Advanced Materials dissolving pulp was determined to also yield higher levels of pulp (55%) than is currently yielded by today's softwood dissolving pulp (32-36%). Viscosity gives an indication of the average degree of polymerization of the cellulose and is a measure of a fluid's thickness. Brightness is a measure of how much light a sheet of pulp will reflect, and speaks to the materials' whiteness. The alpha cellulose figure corresponds to the pulp's purity and the amount of non-cellulose impurities that exist in the pulp. Viscosity, brightness and alpha cellulose metrics are more optimal the higher the number. Other metrics such as ash content and acetone extractives speak further to the material's purity and efficiency of processing with lower results be more optimal.

              The test results indicated that our CRAILAR(R) Advanced Materials dissolving pulp can deliver cost-effective, natural fiber-based solutions for textile, pulp and paper and bioplastics applications. Management believes that CRAILAR(R)'s superior performance profile is apparent in the test results and we are looking forward to bringing CRAILAR(R)'s stream of value added products to market during fiscal year 2009.

         2. CRAILAR(R) ORGANIC FIBERS: The Organic Fibers division is responsible for CRAILAR(R) applications in the apparel and textile industries. Using the core fiber from the hempseed crop, CRAILAR Organic Fibers can be spun into a traditional yarn.

              CRAILAR(R) Organic Fibers are the building blocks for the first truly sustainable yarn in the apparel industry. Organic Fibers are processed through a patent pending enzymatic bath created in collaboration with the NRC. Prior to the bath, the fibers, of up to a meter in length, are cut to the desired staple length rivaling the best long line cotton. These fibers then enter specialized processing equipment which turns the straw-like fibers into soft, white fibers similar to organic cotton. The expected result is a yarn with the same warmth and feel of organic cotton, but with characteristics, that organic cotton simply can never achieve. As every step of the process can be certified organic, we anticipate that CRAILAR(R) Organic Fibers will become the first truly sustainable yarn in the apparel industry.

              Our Proof of Concept facility in Montreal, Canada , has completed initial spinning trials and moved into fiber processing for bulk spinning and testing. The trials were conducted with hemp fiber grown specifically for CRAILAR(R) Organic Fibers, which yielded positive benefits in fiber applications and performance characteristics. Using the CRAILAR(R) Technology platform for processing and production of sustainable bast fibers such as hemp, our objective is to develop fiber that is more environmentally sustainable alternative to organic cotton. Spinning trials were also conducted in the United States at the NCS University, and initial results were in line with our objectives of creating a certifiable organic and sustainable fiber from seed to yarn

         3. CRAILAR(R) BIO-FUELS: This division will be developing third generation biofuels that can be made from hempseed as well as cellulosic sources like residual fibers.

              CRAILAR(R) Bio Fuels will be an exciting future development to our technology platform. Bio Fuels are generated from the hemp seeds that can be harvested as a result of using a robust hemp variety. These seeds, in turn, can be converted into bio fuels. As a result of the commercialization of the Advanced Materials division, a surplus of hemp seed will be created. This surplus will far exceed the food market's demands leaving a very high quality seed ideally suited for bio fuels. Management believes that these fuels have great advantages over the current bio fuels on the market today, which are energy, land and resource intensive. Management believes that CRAILAR(R) Bio Fuels could present an ideal and sustainable vehicle for transitioning away from gasoline as a transportation fuel.

         4. CRAILAR(R) AGRICULTURE: The Agriculture division is concerned with developing the most optimal plants for each type of CRAILAR(R) application. CRAILAR(R) Agriculture division forms the foundation for all CRAILAR(R) products, allowing us to work with one of the most environmentally effective and performance oriented plants. This science can also be tuned to create hemp plants for different kinds of fibers for difference uses altogether. The CRAILAR(R) Agriculture division harnesses one of the best natural feedstocks and allows us to select the best plants for CRAILAR(R) product streams. Part of the ongoing collaborations with the ARC, and covered by the exclusive Master Agreement for Technology Development signed with the ARC, are seed creation capabilities of the ARC agricultural research facility in Vegreville, Alberta. With over 440 current varieties of hemp strains, the ARC is able to develop non-GMO (genetically modified organism) hemp plants that will maximize fiber production, and allow CRAILAR(R) processing to be more economically executed. In addition, there exists the ability to mark CRAILAR(R) branded hemp crops, a critical capability in the certification process that is going to be the backbone of a co-branded direct to consumer campaign

HTNATURALS

We are also a leading provider of sustainable, environmentally friendly fibers and fabrics through HTnaturals, specializing in the market and sale of a line of natural and sustainable fiber clothing, active wear and fabric under our
"HTnaturals" brand, including T-shirts, sweatshirts and golf shirts to wholesalers for imprinting, to retail stores as well as directly to consumers.

We believe that sustainability is the way of the future and that every decision should be based on three things: people, planet and profit. Known as the triple-bottom-line ("3BL"), this pervasive philosophy is upheld. Originally formed in response to the growing demand for environmentally friendly, socially responsible clothing, we adhere to the 3BL philosophy: (i) respecting the human rights of employees; (ii) respecting the environmental impact of our operations; and (iii) recognizing our fiscal responsibility to our shareholders. We practice the 3BL philosophy from overseas manufacturing to domestic warehousing and purchasing practices. All overseas manufacturing facilities are inspected by our HTnaturals' production department representative on a quarterly basis and all have been certified by third party inspection agencies for quality working conditions. Domestically, we uphold the 3BL philosophy in day-to-day operations through several initiatives including a comprehensive recycling program, the purchase of wind power credits to offset the electricity used by our computers, and the purchase of energy efficient light bulbs and appliances.

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

Currently, industrial hemp is being grown in almost every Province in Canada, primarily for food and cosmetic oil production. Hemp grows easily in the Canadian climate, and when grown for textile use, a secondary revenue stream is available. When hemp is used for textiles, only the long fibers of the plant are required, which leaves the short fibers as a by-product. This surplus substance is ideal as a fiberglass replacement, as well, the inner "woody" core of the plant is ideal for the production of fiberboard, paper and agricultural bedding.

Management believes organic textiles are experiencing a rapid increase in demand. The relevance of green products in today's market is shown by the move of several global brands such as Walmart, Nike, Timberland and adidas towards sustainable fabrics. .As consumers hold companies responsible and accountable for their environmental practices, the market is changing. Our goal is to help build this awakening market space, and be positioned to supply the market by offering high quality, eco-smart products globally. We intend to build on a strong and sustainable foundation, thereby leveraging the growing demands of eco-aware consumers.

Over the past few years, HTnaturals has diversified its offerings to include such fibers as soy, bamboo and organic cotton. We have also replaced the conventional cotton in our apparel blends with certified organic cotton.

ENVIRONMENTAL CONCERNS

Management believes that the majority of clothing today is fabricated from petrochemical based synthetics or cotton. Conventional cotton is simply not as eco-friendly as hemp. Petrochemical based fabrics require the consumption of non-renewable resources which many believe are becoming scarce and expensive. The environmental cost of cotton cultivation is enormous. Based on studies by the World Wildlife Federation, a typical 100% cotton T-shirt requires one-third of a pound of pesticide and synthetic fertilizer and 1,740 gallons of water to produce. Management believes that if just 1.4 million cotton T-shirts were replaced with a 100% hemp--or CRAILAR(R) -- garments, the water savings would satisfy all U.S. household water consumption for six months. As a cleaner crop, hemp has no such pesticide or synthetic fertilizer requirement and does not require vast quantities of water to grow. Management believes that our 55 / 45% blend of hemp/ organic cotton greatly reduces pollution, while maintaining a comfortable, cost efficient garment.

Worldwide, the growing of cotton has contributed to massive irrigation, chemical use and water pollution. We believe that one of the most notable examples is one of the world's worst environmental disasters - the drying and pollution of the Aral Sea. A primary contributor to this tragedy was extensive irrigation and pesticide use for growing cotton.

Cellulose and petroleum based `man made' fibers have gained strong market acceptance and market share in the last few decades. As consumers begin to better understand the ecological price to be paid for these intensely chemical production processes, as well as water management concerns, they are beginning to demand better options.

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

RESEARCH AND DEVELOPMENT

CRAILAR(R)

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

CRAILAR(R) Organic Fibers - During 2008, our research and development efforts for CRAILAR(R)Organic Fibers was concentrated on producing fiber for spinning trials. Different variations of our enzymatic process, drying, carding and equipment was tested to optimize the fiber for spinning using traditional cotton spinning equipment. These research and development efforts led to the successful initial spinning trials of CRAILAR(R) organic fibers. The spinning trials were sponsored by Hanesbrands Inc. at NC State University. We carded and spun a blended CRAILAR(R) yarn on our cotton ring spinning system with no modifications using CRAILAR(R) organic fibers technology. The resulting 20/1 Ne* ring spun yarn was knitted into a 5-ounces per square yard jersey fabric. Management believes that this was the first time hemp was processed on conventional cotton spinning equipment.

Through CRAILAR(R) Advanced Materials we concentrated our research and development to refining our decortication technology and producing enough decorticated fiber for tests using our proprietary pulp. We engaged an independent testing company to verify the quality of our dissolving pulp and their test results confirmed our ARC lab results and showed the CRAILAR(R) dissolving pulp has qualities far in excess of standard soft or hardwood pulps on the market. We also began commercial trials at a leading North American consumer paper products company where paper products made from our pulp were successfully made and further market applications for CRAILAR(R) pulp were determined.

We have invested a considerable amount of time and effort into product research and development. Research and development costs totaled, of $548,231 was primarily attributable in 2008 to the CRAILAR(R) fiber technology development. The remaining research and development costs were for new apparel development. See "Item 6. Management's Discussion and Analysis or Plan of Operation."

HTNATURALS PRODUCTS/MARKETS

Through our wholly-owned subsidiary HTnaturals, which was founded in 1998 in response to the growing demand for environmentally friendly, socially responsible clothing, we believe we are a leading provider of environmentally sustainable hemp, bamboo, organic cotton and soy blended apparel. HTnaturals sells our natural and sustainable fiber clothing and fabric under the "HTnaturals" brand. The HTnaturals brand has been extended to encompass bamboo, soy and other sustainable fibers in addition to hemp. We believe the HTnaturals brand stands poised to capitalize on our past activities and expand our reach directly into a growing number of like-minded corporate customers who value sustainability in their business platforms. We believe that today's growing consumer awareness of environmental issues, and the desire to reflect that concern with appropriate apparel purchases, will create a real opportunity to build a strong, consumer focused apparel label that speaks directly to sustainability. With the ability to execute through the entire chain of the yarn, fabric and apparel business, we have the opportunity to create an exclusive CRAILAR(R) branded apparel line that validates performance and builds brand equity.

HTnaturals' customers are located in North America, Europe and Asia and include retail operators, such as COSTCO Canada, as well as corporate clients such as Starbucks and Google. Business development efforts continue to grow HTnaturals' customer base while an increasing global awareness for environmentally friendly clothing is bringing new prospects to HTnaturals' target markets

HTnaturals has secured new procurement systems, which will improve product quality and gross margin and implement a focused strategy for sales growth in three areas: corporate sales, private label sales, and a seasonal retail line. As of the date of this Annual Report, our product line consists of the following core items: (i) Corporate / At Once business: consisting of basic blank apparel such as T-shirts, hooded sweatshirts, polo shirts, and tote bags, this line is targeted towards corporate clients and events where it is silk screen printed or embroidered as a uniform or incentive, which items are inventoried in our Canadian and US warehouses and colors and styles are kept at a minimum to reduce inventory risk; (ii) HTnaturals Retail Line: consisting of more fashion forward apparel items for men and women and sold to various retail stores across North America, these items are produced on a pre sold basis and inventory risk is low as items are not typically produced until sold to the retailer; and (iii) Private Label business: as a recognized brand in the industry with a successful track record, HTnaturals is approached by other companies looking to produce eco apparel under their own brand name, which has no inventory risk as all items are produced as ordered.

STATEGIC ALLIANCES

NATIONAL RESEARCH COUNCIL OF CANADA

         COLLABORATION AGREEMENT

Through our wholly owned subsidiary, CRAILAR(R), we entered into a three-year collaboration agreement dated May 7, 2004, (the "Collaboration Agreement") with the National Research Council of Canada ("NRC"), pursuant to which we have developed the CRAILAR(R) Technology patentable enzymatic process for extracting and cleaning hemp fiber and converting it into a proprietary fiber called CRAILAR(R). This entails researching and developing an environmentally-friendly and economically viable system based on industry-grade (or NRC-designed) enzymes for the extraction of clean fibers from industrial hemp, including: (i) the removal of dirt and the residual pectin from the sought-after hemp fibers; and
(ii) the separation of fine fibers in a manner that is environmentally acceptable while maintaining characteristics suitable for the textile industry. Pursuant to the terms and provisions of the Collaboration Agreement: (i) NRC shall provide certain expertise and know-how for the process and engineering of enzymes beneficial to the textile industry; (ii) NRC shall contribute to the project work valued at approximately $671,498 Canadian Dollars; and (iii) we shall contribute research and development to the project valued at approximately $553,500 Canadian Dollars (US Dollars $460,483). Under the terms of the Collaboration Agreement, we paid NRC CDN $282,000 (US $231,527) in cash. In addition to cash payments, we contributed research and development valued at approximately CDN $553,500 (US $454,439). All amounts payable pursuant to the terms of the Collaboration Agreement have been paid.

         PHASE II.

On approximately December 7, 2007, we entered into a three-year renewal of the terms and provisions of the Collaboration Agreement with NRC concerning the continued scientific research and development of the advanced enzyme technology for the extraction and cleaning of industrial hemp fiber for the textile sector (the "Project"). The Project commenced approximately May 10, 2007, and the Collaboration Agreement expires on May 9, 2010. We believe that the extended Collaboration Agreement will assist us with continued work on patentable enzyme technology for the processing of hemp fibers and ensure the continuing of the original research team to facilitate ongoing collaboration. We believe that further research and development of the CRAILAR(R) Technology is consistent with the NRC's mandate to contribute to the global competitiveness of Canadian industry and the NRC National Program in Bioproducts announced in March 2007.

Pursuant to the terms and provisions of the Collaboration  Agreement as renewed:
(i) NRC shall provide to the Project certain expertise and know-how for the process and engineering of enzymes beneficial to the textile industry; (ii) NRC shall contribute to the Project work valued at approximately $2,300,000 Canadian Dollars; (iii) we shall contribute research and development to the Project valued at approximately $893,033 Canadian Dollars; and (iv) we shall pay to NRC an aggregate of $366,000 over the three-year term in accordance with a schedule. As of the date of this Annual Report, we has paid to NRC approximately $98,861.

The next scheduled payment of $30,237CDN was due February 1, 2009, which has been paid.

         LICENSE AGREEMENT

On November 1, 2006, we entered into a technology license agreement with NRC (the "License Agreement"). In accordance with the terms and provisions License
Agreement: (i) NRC granted to us a worldwide license to use the NRC Technology to reproduce, make, use, import, export and sell any products and to engage contractors to use the NRC Technology to reproduce or make any products to be used or sold by us; (ii) we shall pay to NRC a lump sum upon execution of the License Agreement and an annual maintenance fee payable on the anniversary of the execution date of this License Agreement; (iii) we shall pay to NRC a minimum royalty and an ongoing royalty on sales revenue for products and services; (iv) we shall also pay to NRC a royalty on other revenue as received by us; and (v) the rights granted by NRC to us are exclusive relating to certain components underlying the NRC Technology and non-exclusive thereafter, and non-exclusive with respect to the remaining components underlying the NRC Technology.

As of the date of this Annual Report, we have paid an initial CDN $25,000 (US Dollars $20,636 to NRC and will pay an ongoing royalty percentage on sales of products derived from the CRAILAR(R) process of 3% to NRC with a minimum annual payment set at CDN $15,000 (US Dollars $12,315). During fiscal year ended December 31, 2008, we paid an aggregate of CDN $7,500 (US $6,157) pertaining to the royalty.

ALBERTA RESEARCH COUNCIL

         MASTER AGREEMENT FOR TECHNOLOGY DEVELOPMENT

On approximately June 13, 2007, through our wholly-owned subsidiary, CRAILAR(R), we entered into a master agreement for technology development dated effective as of January 1, 2007, (the "Technology Development Agreement") with Alberta Research Council, Inc. ("ARC"). The purpose of the Technology Development Agreement is to further develop the CRAILAR(R) Technology for use in textile, composite and pulp applications. The Technology Development Agreement is an umbrella agreement for the development of the CRAILAR(R) Series Fiber Products. Under the terms of the Technology Development Agreement, we are entitled to the option of an exclusive, worldwide royalty bearing license to use any new intellectual property developed pursuant to a Project Agreement.

During prior fiscal years and as discussed above, CRAILAR(R) has been conducting development work with the NRC on the CRAILAR(R) technology bast fiber enzymatic processes to facilitate the commercialization of bast fibers for fabric, composite and potentially medical use (the "CRAILAR(R) Series Fiber"). We entered into the Technology Development Agreement with ARC to formalize the collaboration and licensing duties of each party regarding development of the technology related to the CRAILAR(R) Series Fiber and identification of associated potential opportunities, applications and projects related to the development of the CRAILAR(R) Series Fiber and subsequent manufacture, marketing, distribution and sale of CRAILAR(R) Series Fiber Products (collectively, the "Project Agreements").

In  accordance  with the  terms and  provisions  of the  Technology  Development
Agreement: (i) we shall initially pay to ARC $10,000 on April 1, 2007, (which has been paid) and subsequently $25,000 per calendar quarter on the first day of each calendar quarter commencing July 1, 2007, which sums shall be used exclusively for the purpose of our contributions required pursuant to the Project Agreements all of which were paid in 2007; (ii) we shall provide work-in-kind of a value of $25,000 Canadian Dollars per calendar quarter commencing April 1, 2007, as part of our contributions to the Project Agreements, which are contingent upon there being in effect one or more Project Agreements requiring financial contributions from and services by us; (iii) we shall pay to ARC the fees and expenses set out in each Project Agreement; (iv) with respect to all Project Agreements, we shall be entitled to an option for an exclusive worldwide royalty-bearing license to use the intellectual property developed pursuant to such Project Agreement; and (v) we shall pay to ARC a royalty of 3% of the gross sales for the first $50,000,000 of gross sales and 1.5% of gross sales for all gross sales in excess of $50,000,000.

As of the date of this Annual Report, all amounts owing to the ARC relating to the payments required under the Technology Development Agreement have been paid and $Nil has been paid to ARC relating to the 3% royalty fee. The Technology
Development Agreement is in effect as long as there is an active Project Agreement.

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

MARKETING STRATEGY

The primary target markets for CRAILAR(R) fiber are the natural yarn, the cellulose pulp and composites markets. We believe that CRAILAR(R) has the potential to redefine the platform of sustainable yarns, delivering a complete solution from a consumer's perspective. This implies market relevant performance attributes that are also cost benefit relevant, in a delivery that is sustainable and transparent. The current areas of focus, from a comparison and proof of concept perspective, are the cotton, high performance yarn and pulping industries. Each have entrenched market plays that are either toxic, resource limited, or offensive to informed consumers. CRAILAR(R) provides enhanced performance solutions to these industries, whilst delivering a triple bottom line philosophy. We believe that CRAILAR(R) offers a number of key opportunities for development: (i) CRAILAR(R) Organic Fiber for textiles, which fiber will be

100% hemp (or other sustainable bast fiber) or a hemp blend available in a variety of weaves, textures, colors and applications; and (iii) CRAILAR(R) Advanced Materials develops technologies for the processing of these cellulose-based fibers in pulp and paper, bioplastics and performance apparel industries.

GLOBAL INDUSTRY PARTNERS - JOINT VENTURES

We recognize that CRAILAR(R) has global, multi industry applications, and as such represents a significant opportunity for companies currently in those industries. Additionally, speed to market and being first to establish new industry standards is a crucial and strategic marketing advantage. With that understanding in mind, we are evaluating potential strategic partnerships with global leaders in the pulp and paper, yarn, fabric, carpeting, upholstery and composites industries.

GLOBAL LICENSING OPPORTUNITIES

In addition, the opportunity exists to partner with global brands, which will allow us to create value added performance based characteristics to a company controlled end product. This strategy allows us to bring to bear its considerable branding and marketing talent, and dramatically increases the value proposition of CRAILAR(R). More than just an enzyme or pulping technology, CRAILAR(R) can be a consumer recognized performance brand that is valued and demanded by an informed public.

GLOBAL ORGANIC TEXTILE STANDARD

We have been a member of the Organic Trade Association since 2005 and intend to develop our CRAILAR(R) bast fiber technology to meet existing and proposed international standards for organic textile certification. This will include meeting organic standards in the harvesting of raw materials, fiber processing and production, and environmentally and socially responsible manufacturing and labeling.

PRICING STRATEGY

It is expected that fibers and yarns produced with the CRAILAR(R) process will be competitively priced vis-a-vis current organic fibers and allow us to realize significant margins. Add to that, a transparent and certifiable sustainability platform, and we believe that CRAILAR(R) has the potential to establish a new industry standard.

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

HTnaturals has worked hard for over ten years to gain a foothold in the wholesale side of the apparel business and we believe that we can leverage this channel to provide early introduction to the market for CRAILAR(R). We aim to develop strategic partners with industry leaders, in target markets, to facilitate quick market penetration and acceptance. HTnaturals' main focus is the sale of active wear. HTnaturals continues with our most recent line of apparel that was first available for sale in the third quarter of 2006. New items are added to the line to maintain the line's "freshness" and slower moving items are dropped with each new season. Our market research indicates a strong interest by the retail sector for our products. We intend to gain market share in the casual wear and active wear sector by converting suppliers, distributors, retailers and the buying public from environmentally unfriendly cotton products to eco-friendly apparel. HTnaturals focus is also on wholesale sales, which has grown to include direct to corporate sales and retail establishments. We will continue to expand our marketing efforts towards these leaders in apparel sales.

We will continue to focus on two main areas for sales growth. Corporate Sales -- these high volume items will be inventoried and immediately available to customers. Seasonal Retail Line -- the seasonal retail line is designed in house and pre-sold to the retail customer base, after which it is produced and delivered. HTnaturals apparel is made from "eco-fabrics" crafted from a proprietary combination of fabric blends including hemp, organic cotton, bamboo, soy, and other organic textiles.

We are currently focusing on the use of a small sales force to market our products. Our sales staff is currently comprised of two internal sales representatives.

Internet sales and marketing are integral parts of our vision. E-commerce on both retail and wholesale (password required) levels are important aspects of the site, as is direct access to inventory and manufacturing schedules for our authorized representatives. We currently process retail orders through our website and will add B2B functions if, and when, our customers start demanding it.

Our environmentally beneficial message is compelling. However, we do not have sufficient funds for a broad based information marketing campaign. We have undertaken a strategic effort using well connected individuals, social media and marketing companies to cost effectively get our message to key accounts.

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

COMPETITION

SUSTAINABLE GARMENT INDUSTRY

As of the date of this Annual Report, there are a number of companies that are manufacturing and/or distributing a variety of organic or environmentally friendly products from hemp, soy, bamboo and organic cotton. Many of these companies have significant distribution and are enjoying considerable success. We consider these companies as competition since they are also focused upon the active wear market and retail fashion industry.

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

We anticipate additional provisional patent applications to be filed in the first half of 2009 by the NRC and the ARC, both of which will be under exclusive worldwide license to us as set out in existing agreements. We will continue to work with public and private sector partners to develop the CRAILAR(R) Technology platform, as well as other proprietary technologies that contribute to sustainability in the textile and composite industries.

We are currently evaluating partnering opportunities for multiple product development and commercialization of our proprietary CRAILAR(R) Technology platform for environmentally sustainable bast fiber processing and production. Exclusive international licensing rights to these patent applications allow us to protect our investment to date in the development of CRAILAR(R) Technology and confidently move forward in seeking an appropriate development and commercialization partner.

EMPLOYEES

We currently employ eight employees, seven are full-time employees and one is part-time.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are all of the material risks that we are currently aware of that are facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF OPERATING LOSSES AND THERE CAN BE NO ASSURANCE WE WILL BE PROFITABLE IN THE FUTURE; NEED TO RAISE CAPITAL TO CONTINUE OUR GROWTH.

We have a history of operating losses, expect to continue to incur losses, may never be profitable, and must be considered to be in the development stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $3,382,718 and $1,937,171, respectively, for fiscal years ended December 31, 2008 and 2007. As of December 31, 2008, we had an accumulated deficit of $9,469,819. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that we encounter greater costs associated with general and administrative expenses or offering costs.

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

WE MAY FACE CASH FLOW SHORTAGES DUE TO THE BENEFICIAL CREDIT TERMS WE MAKE AVAILABLE TO OUR CUSTOMERS.

Due to the shorter credit terms made available to us from the raw material providers from whom we buy product, as compared to the credit terms made available by us to our customers, we, from time-to-time, require infusions of cash in order to maintain our preferential buying/purchasing terms with our suppliers. Such cash flow needs are also affected by the timing of large purchases by us, which we make from time-to-time to take advantage of favorable pricing opportunities. To date, we have satisfied these cash requirements by private sales of our equity securities and retention of profits and through a factoring arrangement with Crestmark Financial. We have also arranged a credit facility with a current director to facilitate our production. We continue to seek financing to provide us with liquidity to meet our future needs. There is no assurance that we will be able to obtain such financing on commercially reasonable terms, or otherwise, or that we will be able to otherwise satisfy our short-term cash flow needs from other sources in the future.

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

OUR SUCCESS IS DEPENDENT UPON THE ACCEPTANCE OF OUR CRAILAR(R)TECHNOLOGY, PRODUCTS AND OUR BUSINESS.

Our success depends upon our achieving significant market acceptance of our companies and CRAILAR(R) Technology, hemp and eco products. We cannot guarantee that retail outlets or consumers will stock or purchase our products. Acceptance of our products will depend on the success of our advertising, promotional and marketing efforts and our ability to provide the products to retail outlets and consumers. To date, we have not spent significant funds on marketing and promotional efforts, although in order to increase awareness of our hemp and other eco products we expect to spend a significant amount on promotion, marketing and advertising in the future. If these expenses fail to develop an awareness of our products, these expenses may never be recovered and we may never be able to generate any significant future revenues. In addition, even if awareness of our products increases, we may not be able to produce enough of our product to meet retail demand.

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

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitability.

IF OUR COMPETITORS MISAPPROPRIATE UNPATENTED PROPRIETARY KNOW-HOW AND OUR TRADE SECRETS, IT MAY HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS.

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

As of the date of this Annual Report, there are 31,273,547 shares of our common stock issued and outstanding. Of those shares, there are 8,457,715 outstanding shares of our common stock that are restricted securities as that term is defined  in  Rule  144  under  the  Securities  Act of  1933,  as  amended  (the
"Securities Act"). Although the Securities Act and Rule 144 place certain prohibitions on the sale of restricted securities, restricted securities may be sold into the public market under certain conditions. Further, as of the date of this Annual Report, there are an aggregate of 4,419,257 Stock Options and 2,068,003 share purchase warrants outstanding that are exercisable into 4,419,257 shares of common stock and 2,068,003 shares of common stock, respectively. See "Item 6."Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

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

OUR COMMON STOCK IS CLASSIFIED AS A "PENNY STOCK" UNDER SEC RULES WHICH LIMITS THE MARKET FOR OUR COMMON STOCK.

Because our stock is not traded on the NASDAQ National Market or the NASDAQ Small Cap Market, and because the market price of the common stock is less than $5 per share, the common stock is classified as a "penny stock." Our stock has not traded above $5 per share. SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

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

REPORTS TO STOCKHOLDERS

We are currently a reporting issuer in the U.S. and are subject to reporting requirements under section 13 or 15(d) of the U.S. Securities Exchange Act of 1934, as amended. We are required to file the following with the U.S. Securities and Exchange Commission (the "SEC"): (i) quarterly reports on Form 10-Q; (ii) an annual report on Form 10-K; and (iii) a Form 8-K to report the occurrence of certain reportable events. We are currently required to deliver an annual report to our stockholders prior to or with the distribution of proxy materials relating to annual stockholder meetings. We are also subject to the reporting requirements of the British Columbia Securities Exchange (BCSC) in Canada.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As of the date of this Annual Report, there are no unresolved comments pending from either the Securities and Exchange Commission or the British Columbia Securities Exchange.

ITEM 2. PROPERTIES

On July 3, 2004, we received 80 acres of industrial property in Craik, Saskatchewan for development of a hemp fiber mill. Through our subsidiary 068782 B.C. Ltd., we were granted title to the land from the Town of Craik and the Rural Municipality of Craik No. 222 in exchange for $1. Provided we were successful in the development of a mill by July 1, 2007, there would be no further obligations to the Town of Craik. In June, 2007, we received a 1 year extension to develop a mill on the property until July 1, 2008. In September, 2008 we decided not to proceed with the construction of a facility in Craik, and returned all rights to the property to the town.

The majority of our production currently takes place in China. In Vancouver, we occupy approximately 2,000 square feet for office space. The lease expires December 1, 2011. We pay monthly rent of CDN $5,500.00.

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

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Only shareholders of record at the close of business on June 5, 2008 (the "Record Date") were entitled to notice and to vote the shares of common stock held by them on such date at the Meeting or any and all adjournments thereof. As of the Record Date, an aggregate 28,771,404 shares of common stock were outstanding. There was no other class of voting securities outstanding at that date. Each share of common stock held by a shareholder entitled such shareholder to one vote on each matter that was voted at the Meeting. The presence, in person or by proxy, of the holders of a majority of the outstanding share of common stock was necessary to constitute a quorum at the Meeting. Assuming that a quorum was present, the affirmative vote of the holders of a majority of the shares of common stock outstanding was required to approve the matters presented for approval at the Meeting.

On July 10, 2008, the Meeting of shareholders was held with the resulting votes cast either in person or proxy as below:

         1. Approval and ratification of the appointment of Dale Matheson Carr-Hilton LaBonte, Chartered Accountants, as our independent public accountants.

         For                                                          19,160,785
         Against                                                               0
         Abstain                                                           1,000
         Non-vote                                                              0

         2.   To set the number of directors at seven.

         For                                                          19,161,385
         Against                                                             500
         Abstain                                                               0
         Non-vote                                                              0

         3. Approval of the election of the members of our Board of Directors. Kenneth C. Barker, Jason Finnis, Larisa Harrison, Robert Edmunds, Guy Prevost, Peter Moore and Miljenko Horvat were elected members to our Board of Directors to hold office until our next annual general meeting or until their successors are elected or appointed subject to the provisions of our constating documents.

                                                   NUMBER OF SHARES
                                            FOR                     WITHHELD
         Kenneth Barker                  19,161,385                         500
         Jason Finnis                    19,161,385                         500
         Larisa Harrison                 19,156,385                       5,500
         Robert Edmunds                  19,161,385                         500
         Guy Prevost                     19,161,385                         500
         Peter Moore                     19,123,985                      37,900
         Miljenko Horvat                 19,156,385                       5,500

         4.   Approval and ratification of the Stock Option Plan.

         For                                                          15,688,578
         Against                                                          42,100
         Abstain                                                               0
         Non-vote                                                      3,431,207

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

Shares of our common stock commenced trading on the OTC Bulletin Board under the symbol "NADVF:BB". The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

            QUARTER ENDED                     HIGH BID                   LOW BID
          December 31, 2008                     $1.39                     $0.85
         September 30, 2008                     $1.57                     $1.22
            June 30, 2008                       $1.67                     $1.42
           March 31, 2008                       $1.76                     $1.26
          December 31, 2007                     $1.16                     $0.76
         September 30, 2007                     $0.91                     $0.69
            June 30, 2008                       $0.89                     $0.46
            March 31,2008                       $0.52                     $0.35

As of March 26, 2009, there were approximately 59 shareholders of record of our common shares as reported by our transfer agent, Computershare Investor Services Inc. which does not include shareholders who shares are held in street or nominee names. We believe that there are approximately 300 beneficial owners of our common stock. There are no other classes of shares issued or outstanding

DIVIDEND POLICY

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER COMPENSATION PLANS

We have one equity compensation plan: our 2008 Fixed Share Option Plan (the "2008 Plan"). As described below, the 2008 Plan adopted all options outstanding under our previous stock option plans, including our the 2006 Stock Option Plan (the "2006 Plan"). The table set forth below presents information relating to our equity compensation plans as of the date of this Annual Report. (For ease of presentation, we have shown options originally granted under our 2006 Plan even though such options have been adopted under our 2008 Plan.



                                 NUMBER OF SECURITIES TO BE                                     NUMBER OF SECURITIES
                                  ISSUED UPON EXERCISE OF      WEIGHTED-AVERAGE EXERCISE      REMAINING AVAILABLE FOR
                                    OUTSTANDING OPTIONS,          PRICE OF OUTSTANDING         FUTURE ISSUANCE UNDER
                                    WARRANTS AND RIGHTS       OPTIONS, WARRANTS AND RIGHTS   EQUITY COMPENSATION PLANS
        PLAN CATEGORY                       (A)                           (B)                  (EXCLUDING COLUMN (A))
Equity Compensation Plans
Approved by Security Holders
(2006 Plan Stock Options                  3,860,000                        $0.56                      6,140,000
Granted)                                    611,500                         1.15                      5,528,500

2008 Plan Stock Options
Granted                                     600,000                        $1.42                      5,458,766

Total Stock Options                       4,419,257*

Equity Compensation Plans Not
Approved by Security Holders
Warrants                                   2,990,24                        $0.78                        -0-

2008 Warrants Granted                       860,465                        $1.87                        -0-

Total                                     2,869,277**


*Total outstanding Stock Options granted is adjusted at fiscal year ended December 31, 2008, to take into account a total of 635,001 Stock Options exercised and 17,242 Stock Options cancelled during fiscal year ended December 31, 2008.

**Total outstanding Warrants granted is adjusted at fiscal year ended December 31, 2008, to take into account a total of 210,000 Warrants expired and 771,430 Warrants exercised during fiscal year ended December 31, 2008.

ADOPTION OF 2008 FIXED SHARE OPTION PLAN/REGISTRATION STATEMENT ON FORM S-8

2008 FIXED SHARE OPTION PLAN

Effective September 24, 2008, our Board of Directors authorized and approved the adoption of our 2008 Fixed Share Option Plan (the "2008 Fixed Share Option Plan") as of such date, under which an aggregate of 6,058,766 of our shares, representing 20% of the issued and outstanding common share capital of the Company as of September 24, 2008, may be issued. As described below, all options issued under our Previous Option Plans (as defined below) are covered by our 2008 Fixed Share Option Plan.

Pursuant to certain consent resolutions of our Board of Directors dated for reference effective on each of July 9, 2004, May 10, 2005, and September 4, 2006, respectively, our Board of Directors had thereby adopted each of a certain "2004 Stock Option Plan", a then "Amended 2004 Stock Option Plan" and, finally, a then "2006 Stock Option Plan" (collectively, the "Previous Stock Option Plans") for the Company and, in conjunction therewith, and in accordance with the form of stock-based compensation agreements utilized with the Previous Stock Option Plans, an aggregate of 3,826,000 common shares of the common stock of the Company had been allotted, reserved for issuance, authorized to be issued and, when fully paid for and non-assessable, issuable to certain eligible participants under certain stock options (collectively, the "Previous Options") in and to the Company which have been granted and as of September 24, 2008 were outstanding under our Previous Stock Option Plans.

In accordance with the Company's application for and listing of the Company's common shares on the TSX Venture Exchange (the "Exchange") and the various policies of the Exchange applicable to the Company resulting therefrom, our Board of Directors determined, in accordance with the policies of and subject to the prior approval of the Exchange, to replace, in their entirety, each of our Previous Stock Option Plans and to substitute therefore and adopt our new "2008 Fixed Share Option Plan" for the Company and, in conjunction therewith, to adopt all Previous Options of the Company under the 2008 Fixed Share Option Plan consequent upon the adoption of the same. As indicated above, our Board of Directors adopted the 2008 Fixed Share Option Plan effective as of September 24, 2008. The Company intends to present the 2008 Fixed Share Option Plan to shareholders for approval at the Company's next annual general meeting.

The purpose of the 2008 Fixed Share Option Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2008 Fixed Share
Option Plan is to be administered by our Board of Directors or a committee appointed by the Board of Directors, which shall determine, among other things,
(i) the persons to be granted  options  under the 2008 Fixed Share  Option Plan;
(ii) the number of options to be granted; and (iii) the terms and conditions of the options granted. As indicated above, an aggregate of 6,058,766 of our shares may be issued pursuant to the grant of options under the 2008 Fixed Share Option Plan (which number includes those certain 3,826,000 shares issuable pursuant to Previous Options, which are deemed to have been granted under our 2008 Fixed Share Option Plan and are governed by the terms thereof, as well as an additional 600,000 shares issuable pursuant to options that have been granted under our 2008 Fixed Share Option Plan since its adoption).

An option may not be exercised after the termination date of the option and may be exercised following the termination of an eligible participant's continuous service only to the extent provided by the terms of the 2008 Fixed Share Option Plan.

Based on the terms of the individual option grants, options granted under the 2008 Fixed Share Option Plan generally expire three to ten years after the grant date and become exercisable over a period of one year based on continued employment, either with monthly vesting or upon achievement of pre-determined deliverable.

FORM S-8 REGISTRATION STATEMENT

On October 10, 2008, we filed a registration statement on Form S-8 relating to a maximum of 6,058,766 shares of common stock, without par value, issuable directly by us under our 2008 Fixed Share Option Plan or pursuant to the exercise of options that have been or may be granted under the 2008 Fixed Share Option Plan (including options granted under our Previous Stock Option Plans as described above.

INCENTIVE STOCK OPTIONS

During fiscal year ended December 31, 2006, we granted to our officers, directors, consultants and employees an aggregate of 1,675,000 Stock Options under the 2006 Plan which are exercisable within a three-year period at $0.31 per share. Of this amount, 925,000 Stock Options vested during fiscal year 2006. During fiscal year ended December 31, 2006, an aggregate of 0 Stock Options were exercised. As of the date of this Annual Report, 1,472,500 Stock Options remain outstanding exercisable into 1,472,500 shares of our common stock. The 2006 Plan expires on September 4, 2016.

During fiscal year ended December 31, 2007, we granted to our officers, directors, consultants and employees an aggregate of 2,100,000 Stock Options under the 2006 Plan, which are exercisable within a three-year period at $0.37 per share (85,000 Stock Options), $0.50 per share (560,000 Stock Options), $0.75 per share (1,000,000 Stock Options), and $0.82 per share (75,000 Stock Options). Of this amount, 1,572,862 shares vested during fiscal year 2007.

During fiscal year ended December 31, 2008, we granted to our officers, directors, consultants and employees an aggregate of 1,211,500 Stock Options, 611,500 under the 2006 Plan and 600,000 under the 2008 plan, which are exercisable within a three-year period at US $1.15 per share (611,500 Stock Options), US $1.25 per share (100,000 Stock Options) and US $1.45 per share (500,000 options). Of this amount, 284,939 shares vested during fiscal year 2008.

COMMON STOCK PURCHASE WARRANTS

During fiscal year ended December 31, 2008, we granted an aggregate of 860,465 common stock purchase warrants (the "Warrants") at varying exercise prices ranging from $1.35 to $1.95. As of the date of this Annual Report, there are an aggregate of 2,068,003 Warrants issued and outstanding. The Warrants to purchase shares of common stock and the shares of common stock underlying the Warrants were issued in private placements by us during fiscal year 2008 as follows: (i) during July 2008, we issued 748,723 Warrants to acquire up to 748,723 shares of our common stock at an exercise price of $1.95 per share expiring July 3, 2010,
(ii) during July 2008, we issued 111,742Agents Warrants to acquire up to 111,742 shares of our common stock at an exercise price of $1.35 per share expiring July 3, 2010 (the "July 2008 Warrants"). See "Recent Sales of Unregistered Securities."

RECENT SALES OF UNREGISTERED SECURITIES

As of the date of this Annual Report and during fiscal year ended December 31, 2008, to provide capital, we sold stock in private placement offerings, issued stock in exchange for our debts or pursuant to contractual agreements as set forth below.

LISTING OF TSX/PRIVATE PLACEMENT OFFERING

On April 9, 2008, our Board of Directors made a public announcement and press release disclosing that we had received final approval to list our shares of common stock on the TSX Venture Exchange (the "TSX-V"). Our shares of common stock commenced trading under the symbol "NAT.V" on the TSX-V at the opening of market on Tuesday, July 8, 2008.

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

In connection with the brokered Private Placement Offering pursuant to which Canaccord Capital Corporation ("Canaccord") placed 1,117,426 Units (with the remaining 355,000 Units placed under the non-brokered portion of the Private Placement Offering), we paid Canaccord a cash commission of $163,119, 25,000 bonus shares, as well as the grant of 109,942 agent's warrants to Canaccord and 1,800 agent's options to Bolder Investment Partners Ltd. Each agent's warrants is exercisable for a Unit at a price of $1.35 consisting of one share of restricted common stock and one-half of one Warrant. Each full Warrant entitled the agent to purchase an additional share of common stock at $1.95 until July 3, 2010.

ISSUANCES OF STOCK

During fiscal year ended December 31, 2008 and up to the date of this Annual Report, we have also issued an additional 1,887,532 shares of our common stock pursuant to contractual debts or financings as follows.

         o During fiscal year ended December 31, 2008, we issued an aggregate of 285,715 shares of our common stock pursuant to the exercise of Warrants at $0.75 per share for total proceeds of $214,286.

         o During fiscal year ended December 31, 2008, we issued an aggregate of 100,000 shares of our common stock pursuant to the exercise of Warrants at $1.00 per share for total proceeds of $100,000.

         o During fiscal year ended December 31, 2008, we issued an aggregate of 25,000 shares of our common stock as a corporate finance fee with a fair value of $33,750.

         o During fiscal year ended December 31, 2008, we issued an aggregate of 135,000 shares of our common stock pursuant to the exercise of Stock Options by our employees at $0.31 per share for total proceeds of $41,850.

         o During fiscal year ended December 31, 2008, we issued an aggregate of 12,501 shares of our common stock pursuant to the exercise of Stock Options by our employees at $0.80 per share for total proceeds of $10,000.

         o During fiscal year ended December 31, 2008, we issued an aggregate of 290,000 shares of our common stock pursuant to the exercise of Stock Options by our employees at $0.20 per share for total proceeds of $58,000.

         o During fiscal year ended December 31, 2008, we issued an aggregate of 9,600 shares of our common stock as bonus shares for services performed.

         o During fiscal year ended December 31, 2008, we issued an additional 97,500 shares of our common stock pursuant to the exercise of Stock Options by our employees at $0.20 per share for total proceeds of $19,500.

         o During fiscal year ended December 31, 2008, we issued an aggregate of 25,000 shares of our common stock pursuant to the exercise of Stock Options by our employees at $0.31 per share for total proceeds of $7,750.

         o During fiscal year ended December 31, 2008, we issued an aggregate of 10,000 shares of our common stock pursuant to the exercise of Stock Options by our employees at $0.50 per share for proceeds of $5,000.

         o During fiscal year ended December 31, 2008, we issued an aggregate of 40,000 shares of our common stock pursuant to the exercise of Stock Options by our employees at $0.37 per share for total proceeds of $14,800.

         o During fiscal year ended December 31, 2008, we issued an aggregate of 25,000 shares of our common stock pursuant to the exercise of Stock Options by our employees at $0.81 per share for total proceeds of $20,250.

         o During fiscal year ended December 31, 2008, we issued an aggregate of 285,715 shares of our common stock pursuant to the exercise of Warrants at $0.75 per share for total proceeds of $214,286.

         o During fiscal year ended December 31, 2008, we issued an aggregate of 100,000 shares of our common stock pursuant to the exercise of Warrants at $0.50 per share for total proceeds of $30,000.

         o In January and February 2009, 52,500 shares were issued pursuant to the exercise of employee and consultants options between $0.31 and $0.37 per share for proceeds of $16,875.

         o In March of 2009, 394,001 shares were issued pursuant to the exercise of warrant shares at $0.75 per share for proceeds of $295,501.

ITEM 6. SELECTED FINANCIAL DATA

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The summarized financial data set forth in the table below is derived from and should be read in conjunction with our audited financial statements for fiscal years ended December 31, 2008 and 2007, including the notes to those financial statements which are included in this Annual Report. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors". Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATION

FISCAL YEAR ENDED DECEMBER 31, 2008 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2007.

         REVENUE AND GROSS MARGINS

Our net operational loss during the twelve-month period ended December 31, 2008, was ($3,382,718) compared to ($1,937,171) during the twelve-month period ended December 31, 2007, an overall increase of 75%. We generated gross revenues of $2,607,153 during fiscal year 2008, compared to $2,490,885 in gross revenues for the twelve-month period ended December 31, 2007, up 6%. Sales in apparel in 2008 started with year over year gains in Q1 & Q2, while the sales in Q3 & Q4 were both lower than the comparable quarters in 2007 as the global recession took effect.

Cost of goods sold decreased during the twelve-month period ended December 31, 2008, to $1,677,564 from $1,696,339 for fiscal year 2007, resulting in net sales, or a gross profit, of $929,589 for fiscal year 2008, compared to $794,546 for the same period in 2007. Cost of goods sold as a percentage of sales decreased from fiscal year 2007 to 2008, dropping from 68% to 64%. This change was attributed to streamlined inventory procedures, increased product margins and internal cost controls. Our gross profit as a percentage of sales rose from 32% for fiscal year 2007 to 36% for fiscal year 2008.

         OPERATING EXPENSES

During the twelve-month period ended December 31, 2008, we recorded operating expenses of $4,312,307 compared to operating expenses of $2,731,717 for the same period in 2007, an increase of $1,580,590. Operating expenses consisted of: (i) $317,020 (2007: $287,766) in advertising and promotion ; (ii) $26,156 (2007:
$24,144) in amortization and depreciation; (iii) $640,902 (2007: $562,069) in consulting and contract labour (iv) $600,639 (2007: $413,322) in general & administrative; (v) $126,277 (2007: $96,855) in interest; (vi) $436,349 (2007:
$188,706) in professional  fees;  (vii) $579,806 (2007:  $254,746) in research &
development; and (viii) $1,585,158 (2007: $904,109) in salaries & benefits. A government grant in the amount of $46,663 was paid to us in 2007, which offset some of the above noted operating expenses in that year. Our net loss from operations during the twelve-month period ended December 31, 2008, was ($3,282,718 or ($0.12) per share compared to a net loss of ($1,937,171) or ($0.08) per share for fiscal year 2007. For the twelve-month period ended December 31, 2008, the weighted average number of shares outstanding was 29,378,370 compared to 25,140,373 at December 31, 2007.

Advertising and promotion expenses increased to $317,020 for the twelve-month period ended December 31, 2008, from $287,766 for the same period in 2007. This increase was due to the hiring of a new public relations firm, as well as attendance by us at several major tradeshows during fiscal year 2008.

Consulting  and  contract   labor   expenses   increased  to  $640,902  for  the
twelve-month period ended December 31, 2008, from $562,069 for the same period in 2007, due to an increase in stock based compensation.

General and administrative expenses grew to $600,639 for the twelve-month period ended December 31, 2008, compared to $413,322 for the same period in 2007. The increase in general and administrative expenses was related to increased office space, additional expenses associated with the commercialization of CRAILAR(R) and currency exchange losses.

Interest costs for the twelve-month period ended December, 31, 2008, were $126,277 compared with $96,855 for the same period in 2007. The increase in interest costs relates to the loan from a director which has been used to underwrite apparel production.

Professional fees were $436, 349 for the twelve month period ended December 31, 2008, compared to $188,706 for the same twelve month period in 2007. This increase was due to costs associated with the company's new listing on the TSX Venture exchange and to meet regulatory conditions.

Research and development costs were $579,806 for the twelve-month period ended December 31, 2008, compared to $254,746 for the same twelve-month period in 2007, an increase of 27%. This increase is attributed to the increase in testing associated with the successes achieved in the development of the CRAILAR(R) technology platform.

Salaries and benefits expenses increased to $1,585,158 for the twelve-month period ended December 31, 2008, compared with $904,109 for the same period in 2007. This increase was due to the addition of key personnel in sales, warehousing and accounting, to support our growth, as well as an increase in stock based compensation, and increased management costs.

         NET INCOME

The net loss for the twelve-month period ending December 31, 2008, was ($3,382,718) compared to a loss of ($1,937,171) for the same period in 2007, which is an increase in the net loss of ($1,445,547) or 75%. This increase in loss was primarily due to the increase in research and development costs, stock based compensation costs and general and administrative costs associated with the commercialization of CRAILAR(R)technology. For the twelve-month period ended December 31, 2008, the weighted average number of shares outstanding was 29,378,370 compared to 25,140,373 at December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

For the twelve-month period ended December 31, 2008, our current assets were $1,452,860 and our current liabilities were $1,466,722 which resulted in a working capital deficiency of $13,862. As at December 31, 2008, total assets were $1,786,438 consisting of: (i) $319,358 in cash; (ii) $233,683 in trade accounts receivable; (iii) $765,430 in inventory; (iv) $134,389 in prepaid expenses and other; (v) $275,355 in property and equipment; and (vi) $58,223 in intangible assets.

As at December 31, 2008, total liabilities were $1,466,722 and were comprised of
(i) $301,129 in accounts payable; (ii) $217,645 in accrued liabilities; (iii) $721,358 in amounts due related parties; (iv) $200,000 in notes payable; (v) $26,590 in short term debt.

Stockholders' Equity decreased by $445,820 from $765,536, at December 31, 2007, to $319,716 at the twelve-month period ended December 31, 2008.

As of December 31, 2008, we had cash of $319,358 compared with $660,407 at December 31, 2007 a decrease of $341,049.

CASH FLOWS FROM OPERATING ACTIVITIES

The cash flows used in operations for the twelve-month period ended December 31, 2008, were ($2,464,930) compared with ($2,068,184) for the same period in 2007. Cash flows used in operations for the twelve-month period ended December 31, 2008, consisted primarily of a net loss of ($3,382,718), $26,156 in depreciation and amortization; stock based compensation of $672,062; a decrease in accounts receivable of $276,957; a decrease in inventory of $78,101; a decrease in prepaid expenses of $16,400; a decrease in accounts payable and accrued liabilities of ($139,924); and (e) a decrease in amounts due to related parties of ($11,964).

CASH FLOWS FROM INVESTING ACTIVITIES

The cash flows used in investing activities for the twelve-month period ended December 31, 2008, were ($215,274) compared to ($108,917) for the same period in 2007. Cash flows used in investing activities consisted of (i) a purchase of property & equipment totalling ($209,660); and (ii) the acquisition of trademarks & licenses for ($5,614).

CASH FLOWS FROM FINANCING ACTIVITITES

Cash flows provided by financing activities at December 31, 2008, totalled $2,637,477 versus $2,300,763 during the same period in 2007 as the Company (i) issued $2,553,558 of capital stock for cash (2007: $1,890,662); (ii) received $190,000 as a manufacturing loan from a director; (iii) long term debt decreased by ($10,942); (iv) short term debt increased by $4,861; and (vi) notes payables was reduced by ($100,000).

The effect of exchange rates on cash resulted in an unrealized loss of $298,322 for the twelve-months ending December 31, 2008, compared with $122,512 of unrealized gain in the same period of 2007. These losses are the direct result of the appreciation of the US dollar versus the Canadian dollar in calendar year 2008.

PLAN OF OPERATION

We have restructured our ongoing operations to focus on the commercialization of our CRAILAR(R) fiber technology. We have allowed the lease to expire on our apparel warehouse location and will be moving all future warehousing to a third party logistics company. By consolidating operations in one location we streamline systems and human resources.

CRAILAR(R)

Management expects to continue expanding its business platform through the development and commercialization of CRAILAR(R) technology for bast fiber processing and production, with resulting textile, composite, pulp and fiber products expected to address inherent environmental problems currently affecting these industries. Management recognizes the disruptive potential that the CRAILAR(R) technology platform possesses for global textile, composite material, pulp and paper, and energy markets. As such, management is focusing on our growth through the commercialization of CRAILAR(R), which is expected to begin generating revenues in 2009. Management believes that an ongoing relationship in the form of joint ventures with established market leaders in both the Organic Fibers division and the Advanced Materials division would be the optimum commercialization strategy. Currently, testing and further development of fiber is taking place in conjunction with leading global brands. As of the date of this Annual Report, no agreements have been signed with any potential partner.

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

During the fourth quarter of 2007, and first three quarters of 2008, we began scaling CRAILAR(R) Organic Fiber processing equipment at a pilot plant facility in Montreal. The equipment became operational during the second quarter of 2008. During the third and fourth quarters of 2008, the pilot plant facility processed 1000kgs of fiber, a portion of which was sent to North Carolina State's Textile College, where it was spun and then knitted into a fabric suitable for T-shirt or other knit garments.

In May 2007, the ARC filed two provisional patent applications related to decortication and degumming technologies for which we have secured exclusive worldwide licensing rights from the ARC. We, through CRAILAR(R) Fiber Technologies, completed the installation of proprietary decortication equipment at the ARC. We completed proof of concept testing on the proprietary degumming technology at the NRC's Industrial Materials Institute in Montreal. Test results were in line with expectations and suitable for industrial use. CFT is currently working with a third party to produce a sufficient quantity of cellulose pulp for larger pulping trials in Q1 and Q2 of 2009. These trials will further test and confirm CRAILAR(R) Advanced Materials pulp's attributes in the pulp and paper industry.

As of the date of this Yearly Report, we continue testing and development of its CRAILAR(R)-Organic Fiber, with fibre produced at our Montreal Pilot Plant facility and then spun, knitted/woven at North Carolina State University. This testing is being performed for Hanesbrands as they continue to show interest in CRAILAR(R) Organic fibers. We have has also produced one metric ton of decorticated fibre using its patent pending decortication technique for further pulp and paper testing with an industry leader in pulp and paper products.

HTNATURALS

Early in fiscal year 2008, HTnaturals continued to see strong growth in its apparel sales, in both the seasonal retail line and the higher volume corporate wear line. However, during both the third and fourth quarters, sales declined as demand lessened as the affect of the global recession took hold. In 2009, HTnaturals plans to continue selling its spring 2009 line and to continue with its line of basics. HTnaturals apparel is made from eco fabrics crafted from a proprietary combination of fibers including Hemp, organic cotton, bamboo, soy, recycled polyester, and other organic textiles.

NOTE ON PLAN OF OPERATION

While we expect that profitable operations will be achieved in the future, there can be no assurance that revenue, margins, and profitability will increase, or be sufficient to support operations over the long term. Management expects that we will need to raise additional capital to meet short and long-term operating requirements. Management believes that private placements of equity capital and debt financing may be adequate to fund our long-term operating requirements. Management may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict business operations. Management are continuing to pursue external financing alternatives to improve our working capital position and to grow the business to the greatest possible extent.

MATERIAL COMMITMENTS

RANA CORP.

A significant commitment for us during fiscal year 2008 is the principal amount of $200,000 due and owing pursuant to a secured and subordinated loan agreement with Rana Corp. ("Rana"). The term of the loan is from July 21, 2007, until April 22, 2009, at 12% per annum, calculated semi-annually, with payments due semi-annually. The loan is now due on July 22, 2009. There was no fee paid for arranging the renewal of the loan. As at December 31, 2008, accrued interest on the loan was $74,912, which was included in accrued liabilities. The security granted to Rana is: (i) a fixed charge and a security interest in our existing accounts receivable insurance policy obtained through Export Development Canada and St. Paul Guarantee Insurance Company respecting losses sustained by us; and
(ii) a floating charge and a security interest in all of our assets, subject and subordinate to any borrowing by us with banks and lending institutions.

LOAN FROM DIRECTOR

Another significant commitment for us in fiscal year 2008 is the amount of $700,000 advanced by a director to facilitate the production of the new apparel designs. The loan has an interest rate of 12% with a 1% charge for each advance. The loan matures on February 28, 2009. On February 16, 2009 the director advanced to us an additional $200,000 for a total amount due to the director, of $900,000. A new secured loan agreement, with an interest rate of 12% is due in February, 2011 and is for the total amount outstanding ($900,000).

NRC AGREEMENT

An additional significant commitment for us during fiscal year 2009 is the Joint Collaboration Agreement we entered into with the NRC during 2008 to continue to develop a patentable enzyme technology for the processing of Hemp fibers. Phase II of this agreement is for a three year term, which expires on May 9, 2010. The NRC is to be paid as it conducts work on the joint collaboration. As the NRC completes research and development work, the monies become due. There are no further costs or other off-balance sheet liabilities associated with the NRC JCA agreement. Over the term of the Joint Collaboration Agreement, we will pay the NRC $300,493 ($366,000 CDN) of which $98,861 ($120,413 CDN) was due in 2008. The amount due in 2008 was paid as of the date of these financial statements. In addition to cash payments, we agreed to contribute $2,300,000 in research and development over the course of the JCA.

PUBLIC RELATIONS AGREEMENT

On September 2, 2008, our Board of Directors authorized the execution of a twelve-month agreement (the "Agreement") with Lippert/Heilshorn & Associates, Inc. ("LHA"), to augment our shareholder and investor relations activities. The Agreement came into effect with approval from the TSX on October 2, 2008 In accordance with the further terms and provisions of the Agreement, we shall: (i) pay to LHA a monthly retainer in the amount of $15,000 for the first two months of the agreement; (ii) pay to LHA a monthly retainer in the amount of $9,000 for the remainder of the contract; and (iii) grant to LHA stock options to acquire up to an aggregate of 100,000 shares of our common stock for a period of three years from the date of grant at an exercise option price of $1.25 per share and vesting as to exercise equally over 18 months from the date of grant.

As of the date of this Annual Report, all payments to LHA are up to date.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have: (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

AUDIT COMMITTEE REPORT

The Board of Directors has established an Audit Committee. The members of the Audit Committee are Ms. Larisa Harrison, Mr. Robert Edmunds and Mr. Miljenko Horvat. Two of the three members of the audit committee are "independent" within the meaning of Rule 10A-3 under the Exchange Act. The Audit Committee was organized in November 20, 2004, and operates under a written charter adopted by the Company's Board of Directors. The Audit Committee has reviewed and discussed with management our financial statements as of and for the twelve-month period ended December 31, 2008. The Audit Committee has also discussed with Dale Matheson Carr-Hilton LaBonte the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants. The Audit Committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton LaBonte required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, as amended, and has discussed with Dale Matheson Carr-Hilton LaBonte their independence. Based on the reviews and discussions referred to above, the Audit Committee has recommended to the Board of Directors that the financial statements referred to above be included in our Annual Report on Form 10-K for the twelve-month period ended December 31, 2008 filed with the Securities and Exchange Commission.

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

In general, the Corporate Governance Policies set forth our governance policies and our practice among our Board of Directors and senior management, including the constitution and independence of the Board, the functions to be performed by the Board of Directors and its committees and the effectiveness of the administration by Board members. The Corporate Governance Policies are made a part of this Annual Report as listed in the Exhibits. The Corporate Governance Policies can also be found on our website at WWW.NATURALLYADVANCED.COM. See "Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act - Committees of the Board of Directors."

ADOPTION OF AMENDED INSIDER TRADING POLICY AND CODE OF ETHICS

On April 12, 2007, our Board of Directors, pursuant to written consent resolutions unanimously approved and adopted the amended insider trading policy (the "Insider Trading Policy"), and ratified the adoption of the code of ethics as prepared effective August 18, 2004 (the "Code of Ethics"). The Amended Insider Trading Policy and the Code of Ethics can be located on our website at WWW.NATURALLYADVANCED.COM. We will also provide, without charge and upon request, a copy of the Code of Ethics and/or Amended Insider Trading Policy. Request for a copy of the Code of Ethics or Amended Insider Trading Policy should be mailed to Naturally Advanced Technologies, Inc., 402-1008 Homer St., Vancouver, British Columbia, Canada V6B 2X1, Attn: Ms. Larisa Harrison, Chief Administration Officer.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2008, the FASB issued FSP FAS 157-3, "DETERMINING THE FAIR VALUE OF A FINANCIAL ASSET WHEN THE MARKET FOR THAT ASSET IS NOT ACTIVE" ("SFAS 157-3"). The FSP provides guidance clarifying how SFAS No. 157 should be applied when valuing securities in markets that are not active. The guidance states that significant judgment is required in valuing financial assets and clarifies how management's internal assumptions should be considered when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The FSP is effective upon issuance and includes financial statements for the period ending on or before September 30, 2008. The Company has adopted SFAS 157-3 prospectively beginning July 1, 2008, and the adoption of FSP FAS 157-3 did not have a material impact on the Company.

In May 2008, the FASB issued SFAS No. 163, ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS ("SFAS 163"). SFAS 163 clarifies how SFAS 60, ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for our interim period commencing January 1, 2009, except for disclosures about an insurance enterprise's risk-management activities, which are effective for our interim period commencing July 1, 2008. We do not expect the adoption of SFAS 163 to have a material impact on our financial position, cash flows and results of operations.

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

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS, AN AMENDMENT OF ARB NO. 51 ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of an entity's first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. Management has not determined the effect that adopting this statement would have on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), BUSINESS COMBINATIONS ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity's first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by us prior to January 1, 2009 will be recorded and disclosed following existing GAAP. Management has not determined the effect that adopting this statement would have on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM DATED MARCH 24, 2009.

CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31, 2008 AND DECEMBER 31, 2007.

CONSOLIDATED STATEMENTS OF OPERATIONS FOR FISCAL YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY.

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007.

DALE MATHESON
CARR-HILTON LABONTE LLP
_______________________
DMCL CHARTERED ACCOUNTS


                                              Partnership of:

            Vancouver       Robert J. Burkart Inc.     James F. Carr-Hilton Ltd.
                            Kenneth P. Chong Inc.      Alvin F. Dale Ltd.
                            Reginald J. LaBonte Ltd.   Barry S. Hartley Inc.
                            Robert J. Mattheson Inc.   Rakesh I. Patel Inc.
                            F.M. Yada FCA Inc.

            South Surrey    Michael K. Braun Inc.      Peter J. Donaldson Inc.

            Port Coquitlam  Wilfred A. Jacobson Inc.   Brian A. Shaw Inc.
                            Fraser G. Ross Ltd.        G.D. Lee, Inc.
________________________________________________________________________________



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Naturally Advanced Technologies
Inc.

We have audited the accompanying consolidated balance sheets of Naturally Advanced Technologies Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Naturally Advanced Technologies Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses in developing its business, and further losses are anticipated in the future. The Company requires additional funds to meet its obligations and the costs of its operations and there is no assurance that additional financing can be raised when needed. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                                       "DMCL"

                                          DALE MATHESON CARR-HILTON LABONTE LLP
                                                          CHARTERED ACCOUNTANTS
Vancouver, Canada
March 24, 2009



VANCOUVER       (HEAD OFFICE) SUITE 1500 - 1140 WEST PENDER STREET, VANCOUVER,
                B.C., CANADA V6E 4G1, TEL: 604 687 4747 * FAX: 604 689 2778 -
                MAIN RECEPTION

South Surrey    Suite 301 - 1659 Martin Drive, White Rock, B.C., Canada V4A 6E7,
                Tel: 604 531 1154 * Fax: 604 538 2613

Port Coquitlam  Suite 700 - 2755 Lougheed Highway, Port Coquitlam, B.C., Canada
                V3B 5Y9, Tel: 604 941 8266 * Fax 604 941 0971

NATURALLY ADVANCED TECHNOLOGIES, INC.

Consolidated Financial Statements
(In US Dollars)


December 31, 2008





INDEX



Consolidated Balance Sheets                                                   45

Consolidated  Statements of Operations                                        46

Consolidated Statements of Cash Flows                                         48

Notes to Consolidated Financial Statements                                    49


NATURALLY ADVANCED TECHNOLOGIES, INC.
Consolidated Balance Sheets
(In US Dollars)
_______________________________________________________________________________________________________________

                                                                           December 31,          December 31,
                                                                               2008                  2007
_______________________________________________________________________________________________________________

ASSETS

CURRENT
     Cash and cash equivalents                                          $        319,358      $         660,407
     Accounts receivable                                                         233,683                510,640
     Inventory                                                                   765,430                843,531
     Prepaid expenses and other                                                  134,389                150,789
_______________________________________________________________________________________________________________
                                                                               1,452,860              2,165,367

PROPERTY AND EQUIPMENT (NOTE 6)                                                  275,355                 78,740
INTANGIBLE ASSETS (NOTE 7)                                                        58,223                 65,720
_______________________________________________________________________________________________________________

                                                                        $      1,786,438      $       2,309,827
===============================================================================================================


LIABILITIES

CURRENT
     Accounts payable                                                   $        301,129      $         557,415
     Accrued Liabilities                                                         217,645                110,883
     Due to related party (Note 5)                                               721,358                543,322
     Note payable (Note 4)                                                       200,000                100,000
     Short term loan (Note 8)                                                     26,590                 21,729
_______________________________________________________________________________________________________________

NOTE PAYABLE (NOTE 4)                                                                  -                200,000
LONG TERM DEBT                                                                         -                 10,942
_______________________________________________________________________________________________________________
                                                                               1,466,722              1,544,291
_______________________________________________________________________________________________________________

COMMITMENTS (NOTE 11)

STOCKHOLDERS' EQUITY

CAPITAL STOCK (NOTE 9)
     Authorized:100,000,000 common shares without par value
     Issued and outstanding :    30,827,046 common shares
                                 (December 31, 2007 - 27,913,589)              8,541,484              6,026,436

ADDITIONAL PAID-IN CAPITAL                                                     1,370,325                650,153

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                                   (122,274)               176,048

DEFICIT                                                                       (9,469,819)            (6,087,101)
_______________________________________________________________________________________________________________
                                                                                 319,716                765,536
_______________________________________________________________________________________________________________
                                                                        $      1,786,438      $       2,309,827
===============================================================================================================

       The accompanying notes are an intergral part of these consolidated financial statements.


NATURALLY ADVANCED TECHNOLOGIES, INC.
Consolidated Statements of Operations
(In US Dollars)
_______________________________________________________________________________________________________________

                                                                                   For year ended
                                                                                     December 31,
                                                                               2008                  2007
_______________________________________________________________________________________________________________


SALES                                                                   $      2,607,153      $      2,490,885

COST OF SALES                                                                  1,677,564             1,696,339

GROSS PROFIT                                                                     929,589               794,546

EXPENSES
      Advertising and promotion                                                  317,020               287,766
      Amortization & depreciation                                                 26,156                24,144
      Consulting  & Contract Labour                                              640,902               562,069
      General & Administrative                                                   600,639               413,322
      Interest                                                                   126,277                96,855
      Professional Fees                                                          436,349               188,706
      Research & Development                                                     579,806               254,746
      Salaries & Benefits                                                      1,585,158               904,109
_______________________________________________________________________________________________________________

                                                                               4,312,307             2,731,717
_______________________________________________________________________________________________________________

NET LOSS FOR THE YEAR                                                   $     (3,382,718)     $     (1,937,171)
===============================================================================================================

Loss per share (basic and diluted)                                      $          (0.12)     $          (0.08)
===============================================================================================================

Weighted average number of common shares outstanding (basic and diluted)      29,378,370            25,140,373
===============================================================================================================


       The accompanying notes are an intergral part of these consolidated financial statements.


NATURALLY ADVANCED TECHNOLOGIES INC.
Consolidated Statement of Stockholders' Equity
December 31, 2008
(In US Dollars)
______________________________________________________________________________________________________________________________

                                                                                           Accumulated
                                                                            Additional        other
                                                         Common shares        paid-in      comprehensive
                                                      Shares      Amount      capital      income\(loss)   Deficit      Total
                                                                     $           $               $            $           $
______________________________________________________________________________________________________________________________

BALANCE, December 31, 2006                           23,750,154   4,120,646     254,232        53,536  (4,149,930)    278,484
                                                                                                                            -
Exercise of stock options                               275,696      69,640      (8,977)            -           -      60,663
Issuance of common stock for cash                     1,580,239     680,000           -             -           -     680,000
Issuance of common stock on exercise of warrants      2,300,000   1,150,000           -             -           -   1,150,000
Issuance of common stock on settlement of debt            7,500       6,150           -             -           -       6,150
Stock-based compensation                                      -           -     404,898             -           -     404,898
Components of comprehensive income (loss)                                                                                   -
    Foreign currency translation                              -           -           -       122,512           -     122,512
    Net Loss                                                                                           (1,937,171) (1,937,171)
______________________________________________________________________________________________________________________________

BALANCE, December 31, 2007                           27,913,589   6,026,436     650,153       176,048  (6,087,101)    765,536

Exercise of stock options                               635,001     213,431     (36,279)            -           -     177,152
Issuance of common stock for cash(net)                1,472,426   1,679,695           -             -           -   1,679,695
Issuance of common stock on exercise of warrants        771,430     578,572                                           578,572
Issuance of common stock as compensation                 25,000      33,750                                            33,750
Issuance of common stock on settlement of debt            9,600       9,600                                             9,600
Stock-based compensation                                      -           -     756,451             -           -     756,451
Components of comprehensive income (loss)                                                                                   -
    Foreign currency translation                              -           -           -      (298,322)          -    (298,322)
    Net loss                                                  -           -           -             -  (3,382,718) (3,382,718)
______________________________________________________________________________________________________________________________

BALANCE, December 31, 2008                           30,827,046   8,541,484   1,370,325      (122,274) (9,469,819)    319,716
==============================================================================================================================


        The accompanying notes are an integral part of these consolidated financial statements.


NATURALLY ADVANCED TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(In US Dollars)
____________________________________________________________________________________________________

                                                                     For year ended December 31,
                                                                        2008              2007
___________________________________________________________________________________________________

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
  Net loss for the year                                            $ (3,382,718)   $   (1,937,171)
  Adjustments to reconcile net loss to net cash from operating activities
   Amortization & depreciation                                           26,156            24,144
   Stock based compensation                                             672,062           404,898
   Shares issued for services                                                 -             6,150

CHANGES IN WORKING CAPITAL ASSETS AND LIABILITIES
  Decrease (increase) in accounts receivable                            276,957          (130,697)
  Decrease (increase) in inventory                                       78,101          (583,356)
  Decrease (increase) in prepaid expenses                                16,400           (60,750)
  (Decrease) increase in accounts payable                              (246,686)          196,905
  (Decrease) increase in  accrued liabilities                           106,762                 -
  (Decrease) Increase in due to related parties                         (11,964)           11,693
___________________________________________________________________________________________________

  Net cash flows used in operating activities                        (2,464,930)       (2,068,184)
___________________________________________________________________________________________________

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES

  Purchase of property and equipment                                   (209,660)          (96,194)
  Acquisition of trademarks & license                                    (5,614)          (12,723)
___________________________________________________________________________________________________

Net cash flows used in investing activities                            (215,274)         (108,917)
___________________________________________________________________________________________________

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
  Issuance of capital stock                                           2,553,558         1,890,662
  Notes payable (repayment)                                            (100,000)                -
  Related parties advances                                              225,000           410,000
  Related parties payments                                              (35,000)                -
  Long term debt                                                        (10,942)          (16,828)
  Short term loan                                                         4,861            21,729
  Capital lease obligation                                                    -            (4,800)
___________________________________________________________________________________________________

Net cash flows from financing activities                              2,637,477         2,300,763
___________________________________________________________________________________________________

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS           (298,322)          122,512
___________________________________________________________________________________________________

INCREASE (DECREASE) IN CASH                                            (341,049)          246,174

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            660,407           414,233
___________________________________________________________________________________________________

CASH AND CASH EQUIVALENTS, END OF YEAR                              $   319,358    $      660,407

SUPPLEMENTAL CASH FLOW INFORMATION
AND NON-CASH FINANCING AND INVESTING ACTIVITIES:
     Cash paid for interest                                         $   106,546    $       39,340
     Cash paid for income taxes                                     $         -    $            -
     Capital stock issued in settlement of accounts payable         $     9,600    $            -
     Capital stock issued as finance fee                            $    33,750    $        6,150



       The accompanying notes are an intergral part of these consolidated financial statements.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008



1.         NATURE OF OPERATIONS AND BASIS OF PRESENTATION

           Naturally Advanced Technologies Inc. (the "Company") was incorporated in the Province of British Columbia, Canada, on October 6, 1998, and is in the business of technological development, design and distribution of apparel made from natural sustainable fibers.

           The Company's shares of common stock commenced trading under the symbol "NAT.V" on the TSX Venture Exchange on July 8, 2008.


           GOING CONCERN

           The Company's consolidated financial statements are prepared using generally accepted accounting principles ("GAAP") in the United States of America applicable to a going concern, which contemplates the realization of assets and payment of liabilities in the normal course of business. The Company has incurred losses since inception of $9,469,819 and further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

           During 2008 the Company raised $2,553,558 from equity funding for working capital requirements. The Company plans to raise additional financing as needed in 2009 through equity placements. However, there can be no assurance that capital will continue to be available as necessary to meet the Company's ongoing working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company, particularly in the current economic environment.

             COMPARATIVE FIGURES

           Certain of the comparative figures have been reclassified to conform to the current year's presentation.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008



2.         SIGNIFICANT ACCOUNTING POLICIES

         a)       Principles of Consolidation

                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Hemptown USA, Inc., a Nevada incorporated company; 0697872 B.C. Ltd., a British Columbia incorporated company with extra-provincial registration; its 100% ownership in Crailar Fiber Technologies Inc., a British Columbia incorporated company with extra-provincial registration, and its 100% ownership in HTNaturals Apparel Corp. 0697872 B.C. Ltd. was incorporated to hold ownership of a proposed fibre processing plant in Saskatchewan, but in which the company is not proceeding. Hemptown USA, Inc. was incorporated in order to enable the Company to factor its U.S. sales invoices as required by Spectrum Financial Corporation ("Spectrum") (see Note 5). Hemptown USA Inc. and 0697872 B.C. Ltd. were incorporated by the Company during 2004. Crailar Fiber Technologies Inc was incorporated during 2005 and is focused on bast fibre research and development. In 2007 HTNaturals Apparel Corp was incorporated by the Company for all apparel sales. HTNaturals Apparel Corp is 100% owned by the Company. All significant inter-company transactions and account balances have been eliminated upon consolidation.

           b)     Cash and Cash Equivalents

                  Cash equivalents consist of term deposits with original maturities of three months or less at the time of issuance.

                                                              2008       2007
                                                             _______    _______
                  Cash and cash equivalents consist of:

                  Cash                                       312,709    655,363
                  GIC                                          6,639      5,044
                                                             _______    _______
                                                             319,348    660,407
                                                             =======    =======

           c)     Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring management's estimates and assumptions are determining the allowance for doubtful accounts, the fair value of transactions involving common stock, provision for income taxes, depreciation and financial instruments.

           d)     Accounts Receivable and Allowance for Doubtful Accounts

                  Accounts receivable are recorded net of allowance for doubtful accounts and reserves for returns. In the normal course of business, the Company extends credit to customers that satisfy predefined credit criteria. The Company is required to estimate the collectibility of its receivables. Reserves for

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

                  Inventory consists solely of finished goods and value is determined at the lower cost determining by either a first-in, first-out basis, or net realizable value. Cost includes all direct materials, labour and freight costs incurred during the manufacturing process.

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

                  Assets under capital lease    straight-line over term of lease

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008


           i)     Intangible Assets

                  Intangible assets are stated at cost and are amortized as follows

                  Trademarks                    5 year straight - line
                  NRC License Fee               10 year straight - line
                  Patent                        10 year straight - line

           j)     Foreign Currency Translation

                  The Company's functional currency is Canadian dollars. The Company translates its financial statements to U.S. dollars using the following method:

                  Assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the period-end. Revenues and expenses are translated throughout the period at the weighted average exchange rate. Exchange gains or losses from such translations are included in accumulated comprehensive income
                  (loss), as a separate component of stockholders' equity.

                  Foreign currency transaction gains and losses are included in the results of operations.


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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008


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

           n)     Earnings (Loss) Per Share

                  Basic and diluted earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, "EARNINGS PER
                  Share". Common stock equivalents from stock options and warrants were excluded from the calculation of net loss per share for December 31, 2008, and 2007 as their effect is anti-dilutive.

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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008


                  CREDIT RISK. Credit risk is managed by dealing with customers whose credit standing meet internally approved policies, and by ongoing monitoring of credit risk. As at December 31, 2008, the Company had significant concentrations of credit exposure to two customers however management has determined that these customers do not pose a credit risk.

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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008


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

                  In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "ACCOUNTING FOR FINANCIAL GUARANTEE INSURANCE CONTRACTS - AN INTERPRETATION OF FASB STATEMENT NO. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years and interim periods beginning on or after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

                  In October 2008, the FASB issued FSP FAS 157-3, "DETERMINING THE FAIR VALUE OF A FINANCIAL ASSET WHEN THE MARKET FOR THAT ASSET IS NOT ACTIVE" ("SFAS 157-3"). The FSP provides guidance clarifying how SFAS No. 157 should be applied when valuing securities in markets that are not active. The guidance states that significant judgment is required in valuing financial assets and clarifies how management's internal assumptions should be considered when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The FSP is effective upon

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008


                  issuance and includes financial statements for the period ending on or before September 30, 2008. The Company has adopted SFAS 157-3 prospectively beginning July 1, 2008, and the adoption of FSP FAS 157-3 did not have a material impact on the Company..

           r)     Research and Development

                  Research and development costs are charged to operations as incurred and costs of $548,231 (net $220,445 - 2007) for the year ended December 31, 2008 were attributable to Crailar Fiber Technologies development of its bast fiber technology and research and development costs associated with apparel are $31,575 ($34,301 - 2007)

           s)     Government Grants

                  The Company is eligible for certain grants from the Government of Canada under its Scientific Research and Development tax credit program ("SRED Program"). The Company recognizes these grants upon confirmation from the Government of their eligibility and amount. Government grants are accounted for as an offset of research and development expenses.

3.         FINANCIAL INSTRUMENTS

           Fair Value of Financial Instruments -- SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. As at December 31, 2008, the Company believes that the carrying amount of cash and cash equivalents, accounts receivable, loans payable, notes payable, accounts payable and accrued liabilities and due to related parties approximate fair value because of the short maturity of these financial instruments.

4.         NOTE PAYABLE

           Rana Corp. Loan

           On July 21, 2007, a previous loan was assumed and renewed by Rana Corp. until April 22, 2009, at 12% per annum, calculated semi-annually, with interest payments due semi-annually. Of the amount assumed, $100,000 was due on July 22, 2008, with the balance $200,000 due on July 22, 2009. The amount due in July 2008 was paid. Included in accrued liabilities at December 31, 2008 is an accrual for interest of $74,912. There was no fee paid for arranging the loan renewal in 2007.

           The security granted is by way of a fixed charge and a security interest in the Company's existing accounts receivable insurance policy through Export Development Canada and St. Paul Guarantee Insurance Company respecting losses sustained by the Company, and a

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008


           floating charge and a security interest in all assets of the Company, subject and subordinate, to any borrowing by the Company with banks and lending institutions.


5.         DUE TO RELATED PARTIES

           On February 19, 2007, the Company signed a secured loan agreement with a director for financing of apparel manufacturing. Under the terms of this agreement, the Company can borrow up to $400,000 at an annual interest rate of 12% with a 1% charge for each draw on the loan. On August 28, 2007, this amount was increased to $550,000. The loan is secured by a subordinated charge on the assets of the Company and was originally due on February 28, 2008 which was subsequently extended to February 28, 2009. During 2007, the Company made draws on the loan totaling $510,000. On March 7, 2008 the Company increased the amount available from the secured loan agreement to $700,000 and made an additional draw against the loan for $183,000 on March 8, 2008. On June 13, 2008 the Company made of draw of $7,000 on the secured loan agreement and also received an additional $35,000 loan. The additional loan of $35,000 and outstanding interest of $40,726 were paid back to the director on July 22, 2008. An accrual for interest of $21,358 has been included in amounts due to related party as at December 31, 2008 ( 2007 - $33,322).

           On February 16, 2009 the director advanced the Company an additional $200,000 for a total amount due to the director, of $900,000. A new secured loan agreement, with an interest rate of 12% is due in February, 2011 and is for the total amount outstanding ($900,000).

           Following is a schedule of directors and officers compensation for the years ended December 31, 2008 and 2007.

                                                            FAIR VALUE OF
                                                            STOCK OPTIONS       NUMBER OF
                             ANNUAL        STOCK OPTIONS    ISSUED IN YEAR    OPTIONS VESTED    FAIR VALUE OF
                          COMPENSATION     ISSUED IN YEAR       IN YEAR           IN YEAR       OPTIONS VESTED

           2008             $524,412            950,000        $567,384            1,267,059        $ 563,246
           2007             $420,777          1,755,000        $713,266            1,175,438        $ 297,869


NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008



6.         PROPERTY AND EQUIPMENT

                                                               Accumulated        Net Book Value      Net Book Value
                                               Cost           Depreciation      December 31, 2008   December 31, 2007

  Computer equipment                        $  17,002           $    8,654               $  8,348            $  3,935

  Equipment                                     8,039                4,111                  3,928               7,001

  Furniture and fixtures                       28,258                9,273                 18,985              27,071

  Leasehold improvements                       18,073               11,310                  6,763              11,873

  Computer Software                             5,044                4,611                    433                   -
  Computer equipment under capital
  lease                                        43,482               43,124                    358               1,583

  Crailar facility equipment                  215,245                    -                215,245               7,793

  Crailar facility building                    21,295                    -                 21,295              19,484
______________________________________________________________________________________________________________________
                                            $ 356,438           $   81,083               $275,355            $ 78,740
======================================================================================================================


           The Crailar facility equipment and building are not yet operational and therefore no depreciation has been recorded.


7.         INTANGIBLE ASSETS

           The aggregate amortization expense for the year ended December 31, 2008 was $13,111. (2007 - $11,173). Trademarks acquired in 2008 and
           2007 consist of the cost of registration of the tradename CRAILAR in various countries. License fee consists of the Company's initial payment to the National Research Council of Canada under the terms of a technology license agreement (refer to Note 12(b)). Patent costs were incurred at end of year. Amortization of patents will start in 2010.


                                                           Accumulated        Net Book Value       Net Book Value
                                            Cost          Amortization      December 31, 2008     December 31, 2007
______________________________________________________________________________________________________________________
  Patents                                   $  10,499             $      -               $ 10,499                   -

  Trademarks                                   61,904               29,808                 32,096            $ 43,863

  Licence Fee                                  20,525                4,897                 15,628              21,857
______________________________________________________________________________________________________________________

                                            $  92,928             $ 34,705               $ 58,223            $ 65,720
======================================================================================================================


NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008


8.         PEMD PAYABLE

           The Company has been advanced funds in the amount of $26,590 (CDN $32,360) from the Canadian Department of Foreign Affairs and International Trade under its Program for Export Market Development ("PEMD") to be used to promote the sales of Canadian goods into foreign markets. The agreement was signed on January 7, 2004, and there is no interest charged on the outstanding amount. The loan is to be paid back each year at 4% of incremental foreign sales over the base year amount by December of the following year. The base year sales amount was approximately $686,317 (CDN $835,934) and accordingly the Company owes the full amount advanced as at December 31, 2008 ($21,729-2007). The total amount owing to PEMD was paid on February 13, 2009.

9.         CAPITAL STOCK

           During the year ended December 31, 2008, the Company issued 2,913,457 shares of common stock as follows:

           a) In December 2008, 285,715 shares pursuant to the exercise of warrants at $0.75 per share for proceeds of $214,286.

           b) In December 2008, 100,000 shares pursuant to the exercise of warrants at $1.00 per share for proceeds of $100,000.

           c) In August and September 2008, 135,000 shares pursuant to the exercise of employee options at $0.31 per share for proceeds of $ 41,850.

           d) In August and September 2008, 12,501 shares pursuant to the exercise of employee options at $0.80 per share for proceeds of $ 10,000.

           e) In July 2008, 1,472,426 units at $1.35 per unit pursuant to private placement, for a gross proceeds of $1,987,775. Each unit consists of one common share and one/half non-transferable common stock purchase warrant exercisable at $1.95 per share, expiring in July, 2010. The estimated fair value of the warrants is $442,837 using the Black Scholes option pricing model using a 2 year term, an expected volatility of 83% and a risk free interest rate of 2.77%. The Company paid a total $189,940 for agent commissions and other expenses which have been recorded as share issue costs.

                  The Company also granted 111,742 agent's warrants, exercisable to purchase an additional unit at a price of $1.35 per unit, expiring in July, 2010. Each unit consists of one common share and one/half non-transferable common stock purchase warrant exercisable at $1.95 per share, expiring in July, 2010. The estimated fair value of the agent's warrants is $84,390 using the Black Scholes option pricing model using a 2 year term, an

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008


                  expected volatility of 83% and a risk free interest rate of 2.54%, which has been recorded as share issue costs.

           f) In July 2008, 25,000 shares as a corporate finance fee, related to the above private placement, the shares had a fair value of $33,750, which has been recorded as share issue costs.

           g) In April and May 2008, 290,000 shares pursuant to the exercise of employee options at $0.20 per share for proceeds of $58,000.

           h) In May 2008, 9,600 bonus shares for work performed, the shares had a fair value of $9,600.

           i) In March 2008, 25,000 shares pursuant to the exercise of employee options at $0.81 per share for proceeds of $ 20,250.

           j) In March 2008, 285,715 shares pursuant to the exercise of warrants at $0.75 per share for proceeds of $ 214,286.

           k) In March 2008, 100,000 shares pursuant to the exercise of warrants at $0.50 per share for proceeds of $50,000.

           l) In February 2008, 97,500 shares pursuant to the exercise of employee options at $0.20 per share for proceeds of $ 19,500.

           m) In February 2008, 25,000 shares pursuant to the exercise of employee options at $0.31 per share for proceeds of $ 7,750.

           n) In February 2008, 10,000 shares pursuant to the exercise of employee options at $0.50 per share for proceeds of $ 5,000.

           o) In February 2008, 40,000 shares pursuant to the exercise of employee options at $0.37 per share for proceeds of $ 14,800.


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

           b)     In May 2007,  750,000 units at $0.40 per unit, for proceeds of

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008


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

           The fair value of the warrants have been included in the Additional Paid-in Capital.

           Share  purchase  warrants   outstanding  at  December  31,  2008  are
           summarized as follows:

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008


           Range of Exercise Price     Number of Shares    Contractual Life (yr)
           _____________________________________________________________________
              $0.70 - $1.00                1,773,812               .25

              $1.00 - $1.95                1,095,465              1.35
           _____________________________________________________________________
                  Total                    2,869,277               .68
           =====================================================================

           Share purchase warrants outstanding are:
                                                                      Weighted-
                                                                        Average
                                                                       Exercise
                                                              Shares      Price
           _____________________________________________________________________
           Warrants outstanding at December 31, 2006       9,587,093    $  0.83
           Warrants granted during the year                1,580,239    $  0.78
           Warrants expired during the year               (5,877,090)   $  0.97
           Warrants exercised during the year             (2,300,000)   $  0.50
           _____________________________________________________________________
           Warrants outstanding at December 31, 2007       2,990,242    $  0.78
           Warrants granted during the year                  860,465    $  1.87
           Warrants expired during the year                 (210,000)   $  1.00
           Warrants exercised during the year               (771,430)   $  0.75
           _____________________________________________________________________
           Warrants outstanding at December 31, 2008       2,869,277    $  1.10
           =====================================================================


10.        STOCK OPTION PLAN

           2008 FIXED SHARE OPTION PLAN

           In September 2008, the Company's Board of Directors approved the 2008 Fixed Share Option Plan ("the 2008 plan"), a non-shareholder approved plan for grants of stock options to directors, officers, employees, eligible consultants of the Company and any related company. Based on the terms of the individual option grants, options granted under the 2008 Plan generally expire 3-10 years after the grant date and become exercisable over a period of one year, based on continued employment, either with monthly vesting or upon achievement of predetermined deliverables. The 2008 Plan permits the granting of incentive stock options and nonqualified stock options up to an aggregate at any point in time of 6,068,266 shares.

           The fair value of options issued during the year ended December 31, 2008 was determined using the Black-Scholes option pricing model with the following assumptions:

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008




                                                            Year ended               Year ended
                                                        December 31, 2008        December 31, 2007
                                                        __________________________________________



           Risk-free interest rates                          2.06% to 2.22%        4.48% to 4.66%
           Volatility factor                                   74% to 77%             81% to105%
           Expected  life of options, in years                     3                       3
           Weighted average fair value of options granted        $1.28                   $0.70



           During the year ended December 31, 2008, the Company granted a total of 600,000, three year common stock options to consultants, exercisable at $1.25 and $1.45 per share, which were valued at $353,336. These options were granted under the terms of the Company's 2008 Fixed Share Option Plan.

           During the year ended December 31, 2008, 11,120 options vested and accordingly an expense of $5,567 has been recorded as Consulting and Contract Labour expense.


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

           During the year ended December 31, 2008, the Company granted a total of 611,500 three year common stock options to consultants and employees, exercisable at $1.15 which were valued at $ 358,903. These options were granted under the terms of the Company's 2006 Plan.

           During  the  year  ended  December  31,  2007,  the  Company  granted
           2,100,000 three year common stock options to consultants and employees, exercisable at $0.37 (85,000), $0.50 (380,000), $0.80
           (560,000),  $0.75 (1,000,000) and $0.81 (75,000) which were valued at
           $849,440. These options were granted under the terms of the Company's 2006 Plan.

           During the year ended December 31, 2008, 1,470,778 (2007 - 1,572,862)
           options vested and accordingly an expense of $672,061 (2007 - $404,898) as been recorded with respect to those options, $355,923 (2007 - $126,491)was included in Consulting and Contract Labour expense and $316,138 (2007 - $278,407) was included in Salaries & Benefits expense.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008


           A SUMMARY OF THE COMPANY'S STOCK OPTIONS ARE AS FOLLOWS:

                                                                      Weighted-
                                                                        Average
                                                                       Exercise
                                                              Shares      Price
           _____________________________________________________________________

           Options outstanding, December 31, 2006          3,598,664   $   0.51

           Options exercised during the year                (275,696)      0.22

           Options expired during the year                (1,242,000)      0.89

           Options granted during the year                 2,100,000       0.70

           Options cancelled during the year                (320,968)      0.49

           Options outstanding, December 31, 2007          3,860,000       0.52

           Options exercised during the year                (635,001)      0.28

           Options granted during the year                 1,211,500       1.28

           Options cancelled during the year                 (17,242)      1.10

           Options outstanding, December 31, 2008          4,419,257   $   0.76



           ___________________________________________________________________________________
                                          December 31, 2008
           ___________________________________________________________________________________
           Options Outstanding                                        Options Exercisable
           _________________________________________________________  ________________________

                                            Weighted
                                            Average      Weighted                    Weighted
           Range of                         Remaining    Average                     Average
           Exercise          Number         Contractual  Exercise     Number         Exercise
           Prices            Outstanding    Life (yr)    Price        Exercisable    Price
           _________________________________________________________  ________________________
           $0.01 - $0.50      1,682,500        .78        $0.38        1,642,500     $0.38
           $0.51 - $1.00      2,736,757       1.98        $0.99        1,574,939     $0.84
           _________________________________________________________  ________________________
                              4,419,257       1.52        $0.76        3,217,439     $0.60
           =========================================================  ========================




           ___________________________________________________________________________________
                                          December 31, 2007
           ___________________________________________________________________________________
           Options Outstanding                                        Options Exercisable
           _________________________________________________________  ________________________

                                            Weighted
                                            Average      Weighted                    Weighted
           Range of                         Remaining    Average                     Average
           Exercise          Number         Contractual  Exercise     Number         Exercise
           Prices            Outstanding    Life (yr)    Price        Exercisable    Price
           _________________________________________________________  ________________________
           $0.01 - $0.50      2,280,000       1.53        $0.34        2,150,454     $0.34
           $0.51 - $1.00      1,580,000       2.60        $0.77          210,088     $0.80
           _________________________________________________________  ________________________
                              3,860,000       1.97        $0.52        2,360,542     $0.38
           =========================================================  ========================


NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008


11.        COMMITMENTS

           a)     ANNUAL LEASES

                  The Company is committed to current annual lease payments totaling $206,791 for premises under lease. The lease expires in 2011. Approximate minimum lease payments over the remainder of the leases are as follows:

                                                      $
                    2009                           87,706

                    2010                           69,823

                    2011                           49,261
                  _________________________________________
                    Total                         206,791
                  =========================================

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

                  Over the term of the agreement, the Company paid the NRC $231,527 (CDN $282,000) in cash. In addition to cash payments, the Company contributed research and development valued at approximately $454,439 (CDN $553,500). All amounts payable pursuant to the terms of the original agreement have been paid. In October 2007, the Company entered into a new joint

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008


                  collaboration agreement with the NRC to continue to develop a patentable enzyme technology for the processing of hemp fibres. The agreement is for three years and expires on May 9, 2010. The NRC is to be paid as it conducts work on the joint collaboration. There are no further costs or other off-balance sheet liabilities associated with the NRC agreement.

                  Over the term of the agreement, the Company will pay the NRC, $300,493 (CDN$366,000) of which $98,861 (CDN$120,413) was due and paid in 2008.

                  TECHNOLOGY LICENSE AGREEMENT

                  On November 1, 2006, the Company entered into a technology license agreement with the NRC. The license agreement provides the Company a worldwide license to use and sublicense the NRC technology called CRAILAR(R). The Company has paid an initial $20,525 (CDN $25,000) fee and will pay an ongoing royalty of 3% on sales of products derived from the CRAILAR(R) process to the NRC with a minimum annual payment set at $12,315 (CDN$15,000) per year. During the year ended December 31, 2008 the Company paid $ 6,157 (CDN$7,500) and accrued $6,157 (CDN$7,500) of the minimum annual royalty.

           c)     ALBERTA RESEARCH COUNCIL ("ARC") COLLABORATION

                  In June 2007, the Company's subsidiary, Crailar Fiber Technologies Inc. ("CFT"), entered into a Master Agreement For Technology Development with the Alberta Research Council ("ARC") (the "Technology Agreement") to further develop and commercialize bast fiber technology. The Technology Agreement is intended to act as an umbrella agreement for further bast fiber development planned to be performed by the ARC under different Project Agreements. Under the terms of the
                  Technology Agreement, commencing July 1, 2007, the Company will pay $20,525 (CDN $25,000 ) per quarter to the "ARC" and can terminate the agreement with 90 days notice, unless there are Project Agreements in effect, in which case this Technology Agreement shall expire when there are no longer any Project Agreements in effect. The Company paid $8,210 (CDN $10,000) on April 1, 2007, and $20,525 (CDN $25,000) as due
                  per quarter for 2007 and 2008. In addition to the above payments, CFT will be responsible for providing work-in-kind with a value of $20,525 (CDN $25,000) per calendar quarter commencing with the first Project Agreement. Under the terms of the Technology Agreement the Company will be entitled to an option for an exclusive, worldwide, royalty-bearing license to use any new intellectual property developed pursuant to a Project Agreement. The royalty based on this option will be 3% of gross sales for the first $50,000,000 and 1.5% of gross sales on excess of $50,000,000. The Technology Agreement is in effect as long as there is an active Project Agreement.

           d)     CEO AGREEMENT

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008


                  On August 24, 2008, the Company signed an agreement with its Chief Executive Officer who will receive $12,500 a month for the period of one year and 500,000 options that will not vest until certain conditions are met. The contract can be cancelled by either party with 30 days notice. As at December 31, 2008, none of the options had vested.

           e)     INVESTOR RELATION AGREEMENT

                  On September 2, 2008, the Company signed a consulting agreement with a company to provide investor relation services. Pursuant to the agreement, the Company agreed to $15,000 per month for September and October, 2008, $9,000 per month from November 2008 to August 2009, and granted 100,000 three year common stock options, exercisable at $1.25, vesting over eighteen months.

12.        INCOME TAXES

           As at December 31, 2008, the Company has estimated tax loss carry forwards for tax purposes of approximately $6,322,000 (2007 - $6,191,000) which expire between 2010 and 2028. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the realizability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

           The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:


                                                                          2008                     2007
                                                                    _____________________________________
           Loss before income taxes                                 $     3,382,718       $    1,937,171
           Corporate tax rate                                                   31%                  32%
           Expected income tax provision (recovery)                 $    (1,048,643)      $     (610,209)

           Increase (Decrease) resulting from:
                   Permanent differences and others                         289,312              136,255
                   Change in valuation allowance                            (74,105)             473,954
                   Expiring loss carryforwards                               43,553                    -
                   Impact of foreign exchange changes                       457,536                    -
                   Impact of tax rate changes                               375,365                    -
                   Future tax benefit of share issue costs not
                   credited to share capital                                (43,018)                   -
                                                                    _____________________________________
                 Future income tax provision (recovery)             $             -       $            -
                                                                    =====================================


NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008


           The tax effects of temporary differences that give rise to the Company's future tax asset (liability) are as follows:

                                               2008                    2007
                                              _______________________________

           Property and equipment             $        8,361  $        22,836
           Intangible assets                          30,014          (17,400)
           Research and development pool             118,964                -
           Share issue costs                          32,436                -
           Loss carry forwards                     1,683,970        1,950,213

                                              _______________________________
                                                   1,873,745        1,955,649
           Valuation allowance                    (1,873,745)      (1,955,649)
                                              ________________________________
                                              $            -  $             -
                                              ================================

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008


           As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

           The Company's non-capital losses, which can be applied to reduce future taxable income, expire as follows:

                              Year of Expiry                      Amount

                                   2010                              256,000
                                   2014                              866,000
                                   2015                              979,000

                                   2026                            1,311,000
                                   2027                            1,317,000
                                   2028                            1,748,000
                                                            ________________

                                                                  $6,477,000
                                                            ================

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008


13.        RELATED PARTY TRANSACTIONS

           During the year ended  December 31, 2008,  $524,412 (2007 - $420,777)
           was incurred as remuneration to officers and directors of the Company. Of this amount, $374,412 (2007 - $221,679) is recorded as salaries and employee benefits expense and $150,000 (2007 - $199,098) is recorded as contract labour expense.

           On October 14, 2008, the Company granted 500,000 three year stock options at an exercise price of $1.45 per share, under the Company's 2008 Fixed Share Option Plan to a director. These options were valued at $303,269 and are being expensed as certain conditions are met with approval of the board of directors, none of the options had vested in the year ended December 31, 2008.

           On February 1, 2008, the Company granted 611,500 three year stock options at an exercise price of $1.15 per share, under the Company's 2006 Stock Option Plan to employees, directors and consultants. These options were valued at $358,903 and are being expensed over their one year vesting period commencing August 1, 2008. Accordingly an expense of $160,710 has been recognized in the year ended December 31, 2008.

           During April and May, 2007, the Company granted 465,000 three year stock options at an exercise price of $0.37 and $0.50 per share, under the Company's 2006 Stock Option Plan to employees and directors. These options were valued at $145,424 and are being expensed as certain conditions are met with approval of the board of directors, accordingly, an expense of $26,236 has been recognized in the year ended December 31, 2008.

           During August and September, 2007, the Company granted 1,635,000 three year stock options at an exercise price of $0.80, $0.75 and $0.81 per share, under the Company's 2006 Stock Option Plan to employees, directors and consultants. These options were valued at $704,016 and are being expensed as certain conditions are met with approval of the board of directors, accordingly, an expense of $479,548 has been recognized in the year ended December 31, 2008.

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

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008


           warrants is $47,834 using the Black Scholes option pricing model using a 2 year term, an expected volatility of 84% and a risk free interest rate of 4.66%.

           In December 2007, a private company, in which the Company's CEO has a 1/3 equity ownership, exercised 200,000 warrants for 200,000 shares at $0.50 per share for proceeds of $100,000.

           A private company, in which the Company's CEO has a 1/2 equity ownership, received $30,000 as commission on funds raised during 2007. These costs along with an accrual of $4,500 were recorded as share issuance costs.

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

           All related party transactions are in the normal course of operations and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties, except for stock options which are recorded at estimated fair values. (See also Notes 5 and 11(d).)

14.        CONCENTRATION RISK

           For the year ended December 31, 2008, three suppliers accounted for 100% of the Company's purchases of inventory. One supplier is located in China and supplied 98% of the Company's purchases, the other two suppliers are located in North America and India and supplied approximately 2%.

           For the year ended December 31, 2007, four suppliers accounted for 100% of the Company's purchases of inventory. Two suppliers are located in China and supplied 87% of the Company's purchases, the other two suppliers are located in North America and supplied approximately 13%.

NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008


15.        PROPERTY TRANSFER

           On July 3, 2004, the Company received 80 acres of industrial property in Craik, Saskatchewan for development of a hemp fibre mill. The Company, through its subsidiary 068782 B.C. Ltd., was granted title to the land from the Town of Craik and the Rural Municipality of Craik No. 222 in exchange for $1. Provided the Company was successful in the development of a mill by July 1, 2007, there would be no further obligations to the Town of Craik. In June, 2007, the Company received a 1 year extension to develop a mill on the property until July 1, 2008. In September, 2008 the Company decided not to proceed with the construction of a facility in Craik, and returned all rights to the property to the town.

16.        GOVERNMENT TAX CREDITS

           The Company is eligible for certain tax credits from Government of Canada under its Scientific Research and Development tax credit program ("SRED" program).

           During 2007, the Company received a refundable grant of $46,663 which was recorded as a recovery of research and development expenses. The Company is no longer eligible for refundable grants but will continue to file under the SRED program for tax credits.


17.        SEGMENTED INFORMATION

           The Company's consolidated operations are conducted in two business segments, Naturally Advanced Technologies Inc., which includes apparel sales and Crailar Fiber Technologies Inc. which is developing Crailar technology.


           FOR THE YEAR ENDED DECEMBER 31, 2008


                                Naturally Advanced       Crailar Fiber
                                Technologies Inc        Technologies Inc          Total
                                        $                     $                     $
           __________________________________________________________________________________
           Revenue                  2,607,153                     -                 2,607,153
           Operating profit (loss) (2,431,197)                (951,521)            (3,382,718)


           AS AT DECEMBER 31, 2008

           Total assets             1,394,330                  392,108              1,786,438
           Intangible Assets            3,417                   54,806                 58,223


NATURALLY ADVANCED TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008



           FOR THE YEAR ENDED DECEMBER 31, 2007


                                Naturally Advanced       Crailar Fiber
                                Technologies Inc        Technologies Inc          Total
                                        $                     $                     $
           __________________________________________________________________________________
           Revenue                  2,490,885                     -                 2,490,885
           Operating profit (loss) (1,687,832)                (249,339)            (1,937,171)


           AS AT DECEMBER 31, 2008

           Total assets             2,019,045                  290,782              2,309,827
           Intangible Assets            4,096                   61,624                 65,720






18.        SUBSEQUENT EVENTS

           a) In January and February 2009, 52,500 shares were issued pursuant to the exercise of employee and consultants options between $0.31 and $0.37 per share for proceeds of $16,875.

           b) In March of 2009, 394,001 shares were issued pursuant to the exercise of warrant shares at $0.75 per share for proceeds of $295,501.

           c) Subsequent to year end, 463,144 warrants with exercise price of $0.75 per share expired, unexercised.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 12, 2004, our Board of Directors approved and authorized the engagement of Dale Matheson Carr-Hilton LaBonte, Chartered Accountants ("DMCL"), as our independent public accountants. On June 16, 2004, we engaged DMCL of Suite 1500, 1140 West Pender Street, Vancouver, British Columbia, Canada V6E 4G1, as our principal independent accountant.

The reports of DMCL on our financial statements for each of the fiscal years ended December 31, 2008 and 2007 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal years ended December 31, 2008 and 2007, there were no disagreements between us and DMCL, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of DMCL, would have caused DMCL to make reference thereto in their reports on our audited consolidated financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Kenneth Barker, our Chief Executive Officer, Larisa Harrison, our Chief Administration Officer, and Guy Prevost, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2008, to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2008.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only the management's report in this Annual Report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors and executive officers, their ages, positions held are as follows:


NAME                          AGE      POSITION WITH THE COMPANY

Kenneth C. Barker              53      Chief Executive Officer and a Director

Jason Finnis                   38      President/Chief Operating Officer and a
                                       Director

Larisa Harrison                37      Chief Administration Officer and
                                       Secretary/Treasurer and a Director

Guy Prevost                    49      Chief Financial Officer and a Director

Robert Edmunds                 52      Director

Peter Moore                    66      Director

Miljenko Horvat                49      Director


BUSINESS EXPERIENCE

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

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

LARISA HARRISON, VANCOUVER, BRITISH COLUMBIA. Ms. Harrison has been a member of the Board of Directors and our Chief Administration Officer and Secretary/Treasurer since December 15, 2000. Ms. Harrison has been working in the hemp clothing industry since 1995. Ms. Harrison was instrumental in creating the growth in demand for our products over the past years. From 1998 to 2005, Ms. Harrison worked as a self-employed administrative consultant providing human resource management, developing customizing computer databases, and providing bookkeeping services for several Canadian businesses. In May of 1998, Ms. Harrison was employed by one of Canada's largest providers of private label fashion to North American department and chain stores. In this role, Ms. Harrison provided product development, sales support and production management for a number of clients. Ms. Harrison possesses extensive experience in the apparel industry, network administration, and graphic design. Ms. Harrison is a graduate of the University of Victoria with a Fine Arts degree from the School of Music.

GUY PREVOST, VANCOUVER, BRITISH COLUMBIA. Mr. Prevost is a member of our Board of Directors and, since May 2, 2005, has been our Chief Financial Officer. Mr. Prevost has over fifteen years of public market experience in accounting, finance and corporate governance. From 2000 to 2004 , Mr. Prevost had been engaged as the controller for Hotsports Internet Corporation. Mr. Prevost's duties and responsibilities on our behalf will generally entail financial reporting and establishing internal procedures and controls. Mr. Prevost is a member of the Certified General Accountants Association of British Columbia and of the Certified General Accountants' Association of Canada.

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

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

As of the date of this Annual Report, Mr. Edmunds, Mr. Horvat and Ms. Harrison have been appointed as members to our audit committee. Two of the members are "independent" within the meaning of Rule 10A-3 under the Exchange Act. The Board of Directors has determined that there is a financial expert serving on its audit committee. The financial expert and committee chair is Mr. Robert Edmunds, C.A. The audit committee operates under a written charter adopted by the board of directors on February 28, 2008.

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

Mr. Jeremy Jones joined the advisory board in March of 2009. Mr. Jones was Vice President of Koch Genesis, the venture arm of Koch Industries, the largest private company in the United States from 2007 through 2009. At Koch he was responsible for deal sourcing, diligence and structuring in areas such as renewable fuels, biopolymers, medical textiles and advanced fibers for Koch's operating businesses INVISTA, Georgia-Pacific and Flint Hills Resources. Prior to Koch, Jones was in leadership and corporate officer roles in Fortune 500 companies such as Polaroid, Motorola and Cabot Microelectronics, where he built several businesses in optical and electronic materials, as well as in start-ups such as Crosslink, a St. Louis company commercializing conductive polymer materials. Jeremy has a Master of Science in Materials Engineering from Worcester Polytechnic Institute and an MBA from Babson College. Mr. Jones assists us in business development.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended December 31, 2008 and 2007 and 2006 (collectively, the "Named Executive Officers"):


SUMMARY COMPENSATION TABLE

________________________________________________________________________________________________________________________________

                                                                                        NON-QUALIFIED
                                                                         NON-EQUITY       DEFERRED
                                                    STOCK              INCENTIVE PLAN   COMPENSATION    ALL OTHER
  NAME AND PRINCIPAL             SALARY     BONUS  AWARDS    OPTION     COMPENSATION      EARNINGS     COMPENSATION   TOTAL
       POSITION           YEAR    ($)        ($)     ($)   AWARDS ($)        ($)             ($)           ($)      ($) (2)(3)
________________________________________________________________________________________________________________________________
Kenneth Barker, CEO                  (1)                       (2)
                          2006    $62,500    -0-     -0-   $146,913          ---              ---          ---         $209,413
                          2007     50,000    -0-     -0-    419,954          ---              ---          ---          569,954
                          2008    150,000    -0-     -0-    303,269          ---              ---          ---          453,269
________________________________________________________________________________________________________________________________
Jason Finnis, President                                        (3)
                          2006    $68,398    -0-     -0-    $24,836          ---              ---          ---         $ 93,234
                          2007     88,268    -0-     -0-     67,193          ---              ---          ---          155,461
                          2008    124,804    -0-     -0-     73,365          ---              ---          ---          198,169
________________________________________________________________________________________________________________________________
Guy Prevost, CFO                                               (4)

                          2006    $74,656    -0-     -0-    $24,836          ---              ---          ---          $99,492
                          2007     98,276    -0-     -0-    115,436          ---              ---          ---          213,712
                          2008    124,804    -0-     -0-     73,365          ---              ---          ---          198,169
________________________________________________________________________________________________________________________________
Larisa Harrison, CAO
Secretary/ Treasurer                                           (5)
                          2007    $84,233    -0-     -0-    $70,491          ---              ---          ---         $154,725
                          2008    124,804    -0-     -0-     73,365          ---              ---          ---          198,169
________________________________________________________________________________________________________________________________


(1) This amount represents fees This amount represents fees paid by us to the Named Executive Officer during fiscal year ended December 31, 2008, 2007 and 2006 pursuant to an executive services agreement between us and the Named Executive Officer, which is more particularly described in this Annual Report.

(2) This amount represents the fair value of the 700,000 Stock Options at the date of grant during fiscal year ended December 31, 2006, which was estimated using the Black-Scholes option pricing model. This amount represents the fair value of the 1,000,000 Stock Options at the date of grant during fiscal year ended December 31, 2007, which was estimated using the Black Scholes option pricing model. This amount represents the fair value of the 500,000 Stock Options at the date of grant during fiscal year ended December 31, 2008, which was estimated using the Black Scholes option pricing model. The value of the Stock Options that have vested as of the date of this Annual Report is $314,965.

(3) This amount represents the fair value of the 125,000 Stock Options at the date of grant during fiscal year ended December 31, 2006, which was estimated using the Black-Scholes option pricing model. This amount represents the fair value of the 150,000 Stock Options at the date of grant during fiscal year ended December 31, 2007, which was estimated using the Black Scholes option pricing model. This amount represents the fair value of the 125,000 Stock Options at the date of grant during fiscal year ended December 31, 2008, which was estimated using the Black Scholes option pricing model. The value of the Stock Options that have vested as of the date of this Annual Report is $75,367.

(4) This amount represents the fair value of the 125,000 Stock Options at the date of grant during fiscal year ended December 31, 2006, which was estimated using the Black-Scholes option pricing model. This amount represents the fair value of the 350,000 Stock Options at the date of grant during fiscal year ended December 31, 2007, which was estimated using the Black Scholes option pricing model. This amount represents the fair value of the 125,000 Stock Options at the date of grant during fiscal year ended December 31, 2008, which was estimated using the Black Scholes option pricing model. The value of the Stock Options that have vested as of the date of this Annual Report is $56,807.

(5) This amount represents the fair value of the 160,000 Stock Options at the date of grant during fiscal year ended December 31, 2007, which was estimated using the Black-Scholes option pricing model. This amount represents the fair value of the 125,000 Stock Options at the date of grant during fiscal year ended December 31, 2008, which was estimated using the Black Scholes option pricing model. The value of the Stock Options that have vested as of the date of this Annual Report is $75,367.

STOCK OPTIONS/SAW GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 2008

The following table sets forth information as at December 31, 2008, relating to Stock Options that have been granted to the Named Executive Officers:


____________________________________________________________________________________________________________________________________
                                              OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
____________________________________________________________________________________________________________________________________
                                 OPTION AWARDS                                                   STOCK AWARDS
____________________________________________________________________________________________________________________________________
                                                                                                                        Equity
                                                                                                                        Incentive
                                                                                                           Equity       Plan
                                                                                                           Incentive    Awards:
                                                                                                           Plan         Market or
                                                                                                           Awards:      Payout
                                                Equity                                           Market    Number of    Value of
                                                Incentive Plan                                   Value of  Unearned     Unearned
                     Number of   Number of      Awards: Number                        Number of  Shares    Shares,      Shares,
                     Securities  Securities     of Securities                         Shares or  or Units  Units or     Units or
                     Underlying  Underlying     Underlying                            Units of   of Stock  Other        Other
                     Unexercised Unexercised    Unexercised     Option                Stock That That      Rights That  Rights That
                     Options     Options        Unearned        Exercise  Option      Have Not   Have Not  Have Not     Have Not
                     Exercisable Unexercisable  Options         Price     Expiration  Vested     Vested    Vested       Vested
Name                     (#)         (#)            (#)           ($)     Date          (#)       ($)        (#)          (#)
____________________________________________________________________________________________________________________________________
Kenneth Barker, CEO    500,000       -0-           -0-           $1.45    10/14/11     -0-        -0-        -0-           -0-
____________________________________________________________________________________________________________________________________
Jason Finnis,          125,000       -0-           -0-           $1.15    02/01/11     -0-        -0-        -0-           -0-
President
____________________________________________________________________________________________________________________________________
Guy Prevost, CFO       125,000       -0-           -0-           $1.15    02/01/11     -0-        -0-        -0-           -0-
Larisa Harrison,
____________________________________________________________________________________________________________________________________
Larisa Harrison,       125,000       -0-           -0-           $1.15    02/01/11     -0-        -0-        -0-           -0-
Chief Administrative
Officer
____________________________________________________________________________________________________________________________________


The following table sets forth information relating to compensation paid to our directors during fiscal year ended December 31, 2008 and 2007:


DIRECTOR COMPENSATION TABLE

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
_____________________________________________________________________________________________________________________________

(1)
Kenneth Barker
  2007                     -0-      -0-         -0-                -0-             -0-                -0-          $     -0-
  2008                     -0-      -0-         -0-                -0-             -0-                -0-                -0-

(1)
Jason Finnis
  2007                     -0-      -0-         -0-                -0-             -0-                -0-          $     -0-
  2008                     -0-      -0-         -0-                -0-             -0-                -0-                -0-

(1)
Larisa Harrison
  2007                     -0-      -0-         -0-                -0-             -0-                -0-          $     -0-
  2008                     -0-      -0-         -0-                -0-             -0-                -0-                -0-

(1)
Guy Prevost
  2007                     -0-      -0-         -0-                -0-             -0-                -0-          $     -0-
  2008                     -0-      -0-         -0-                -0-             -0-                -0-                -0-

Robert Edmunds                               (2)
  2007                     -0-      -0-     $17,864                -0-             -0-                -0-          $  17,864
  2008                     -0-      -0-      14,673                -0-             -0-                -0-             14,673

Peter Moore                                  (3)
  2007                     -0-      -0-     $14,276                -0-             -0-                -0-          $  14,276
  2008                     -0-      -0-      14,673                -0-             -0-                -0-             14,673


Miljenko Horvat                              (4)
  2007                     -0-      -0-     $17,864                -0-             -0-                -0-          $  17,864
  2008                     -0-      -0-      14,673                -0-             -0-                -0-             14,673


(1) These individuals received compensation in accordance with their respective positions as executive officers as reflected on the Summary Compensation Table for Named Executive Officers, of which the grant of Stock Options has been included.

(2) This amount represents the fair value of 35,000 Stock Options at the date of grant during fiscal year ended December 31, 2007, which was estimated using the Black-Scholes option pricing model. This amount represents the fair value of 35,000 Stock Options at the date of grant during fiscal year ended December 31, 2008, which was estimated using the Black-Scholes option pricing model.

(3) This amount represents the fair value of 25,000 Stock Options at the date of grant during fiscal year ended December 31, 2007, which was estimated using the Black-Scholes option pricing model. This amount represents the fair value of 25,000 Stock Options at the date of grant during fiscal year ended December 31, 2008, which was estimated using the Black-Scholes option pricing model.

(4) This amount represents the fair value of 35,000 Stock Options at the date of grant during fiscal year ended December 31, 2007, which was estimated using the Black-Scholes option pricing model. This amount represents the fair value of 25,000 Stock Options at the date of grant during fiscal year ended December 31, 2008, which was estimated using the Black-Scholes option pricing model.

EMPLOYMENT AND CONSULTING AGREEMENTS

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of the date of this Annual Report, there are 31,273,547 shares of common stock issued and outstanding.


                                                              AMOUNT AND NATURE OF          PERCENTAGE OF BENEFICIAL
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                      BENEFICIAL OWNERSHIP(1)                OWNERSHIP

DIRECTORS AND OFFICERS:

Kenneth Barker                                                    3,723,887 (2)                      11.91%
1008 Homer Street, Suite 402
Vancouver, British Columbia
Canada V6B 2X1

Jason Finnis and Larisa Harrison                                  3,125,550 (3)                        9.99%
1008 Homer Street, Suite 402
Vancouver, British Columbia
Canada, V6B 2X1

Guy Prevost                                                         729,563 (4)                        2.33%
1008 Homer Street, Suite 402
Vancouver, British Columbia
Canada, V6B 2X1

Robert Edmunds                                                    2,088,141 (5)                        6.68%
1008 Homer Street, Suite 402
Vancouver, British Columbia
Canada, V6B 2X1

Peter Moore                                                       2,100,000 (6)                        6.71%
1008 Homer Street, Suite 402
Vancouver, British Columbia
Canada, V6B 2X1

Miljenko Horvat                                                   1,919,044 (7)                        6.14%
1008 Homer Street, Suite 402
Vancouver, British Columbia
Canada, V6B 2X1

ALL OFFICERS AND DIRECTORS AS A GROUP (7)                        13,686,185 (8)                       43.76%

10% OF GREATER BENEFICIAL OWNERS

Dennis Howitt Trust                                               3,255,000 (9)                       10.56%
1008 Homer Street, Suite 402
Vancouver, British Columbia
Canada, V6B 2X1


*     Less than one percent.
(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and
      (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there are 31,273,547 shares issued and outstanding.

(2) This figure includes: (i) 1,273,887shares of common stock, of which 300,000 shares are held of record by Meriwether Investments LLC (of which Mr. Barker has a 50% equity ownership interest) and 964,287 shares are held of record by Meriwether Capital Partners LP (of which Mr. Barker has a 1/3 equity ownership interest in Meriwether Ventures, the general partnership which is the manager of Meriwether Capital Partners LP); (ii) 9,600 shares of common stock held of record by Abundanceforlife Living & Interiors, a company solely owned by Di Barker, the wife of Kenneth Barker, and who has sole dispositive and voting power over the shares of common stock; (iii) 200,000 Stock Options held of record by Meriwether Investments LLC exercisable into 200,000 shares of common stock at $0.50 per share expiring on May 15, 2009; (iv) 500,000 Stock Options held of record by Meriwether Investments LLC exercisable into 500,000 shares of common stock at $0.31 per share expiring on August 15, 2009; (v) 250,000 warrants held of record by Meriwether Capital Partners LP exercisable into 250,000 shares of common stock at $0.70 per share expiring on May 3, 2009;
      (vi) 1,000,000 Stock Options held of record by Meriwether Investments LLC exercisable into 1,000,000 shares of common stock at $0.75 per share expiring on August 24, 2010; and (vii) 500,000 Stock Options held of record by Meriwether Investments LLC exercisable into 500,000 shares of common stock at $1.45 per share expiring October 14, 2011.

(3) This figure includes: (i) 2,065,550 shares of common stock held of record jointly by Jason Finnis and Larisa Harrison who are husband and wife; (ii) 125,000 Stock Options held of record by Jason Finnis exercisable into 125,000 shares of common stock at $0.31 per share expiring on August 23, 2009; (iii) 125,000 Stock Options held of record by Larisa Harrison exercisable into 125,000 shares of common stock at $0.31 per share expiring on August 23, 2009; (iv) 150,000 Stock Options held of record by Jason Finnis exercisable into 150,000 shares of common stock at $0.80 per share expiring on August 8, 2010; (v) 150,000 Stock Options held of record by Larisa Harrison exercisable into 150,000 shares of common stock at $0.80 per share expiring on August 8, 2010; (vi) 10,000 Stock Options held of record by Larisa Harrison exercisable into 10,000 shares of common stock at $0.50 per share expiring on May 15, 2010; (vii) 125,000 Stock Options held of record by Jason Finnis exercisable into 125,000 shares of common stock at $1.15 per share expiring on February 1, 2011; (viii) 125,000 Stock Options held of record by Larisa Harrison exercisable into 125,000 shares of common stock at $1.15 per share expiring on February 1, 2011; (ix) 125,000 Stock Options held of record by Jason Finnis exercisable into 125,000 shares of common stock at $1.12 per share expiring on January 21, 2012; and (x) 125,000 Stock Options held of record by Larisa Harrison exercisable into 125,000 shares of common stock at $1.12 per share expiring on January 21, 2012.

(4)   This figure  includes:  (i) 57,063  shares of common stock held of record;
      (ii) 72,500 Stock Options exercisable into 72,500 shares of common stock at $0.31 per share expiring on August 23, 2009; (iii) 350,000 Stock Options exercisable into 350,000 shares of common stock at $0.50 per share expiring on May 15, 2010; (iv) 125,000 Stock Options exercisable into 125,000 shares of common stock at $1.15 per share expiring on February 1, 2011; and (v) 125,000 Stock Options exercisable into 125,000 shares of common stock at $1.12 per share expiring on January 21, 2012.

(5) This figure includes: (i) 1,703,604 shares of common stock held of record by Robert Edmunds; (ii) 240,000 shares of common stock held by record by Lesley Hayes, the wife of Robert Edmunds; (iii) 25,000 Stock Options held of record by Robert Edmunds exercisable into 25,000 shares of common stock at $0.80 per share expiring on August 8, 2010; (iv) 12,500 Stock Options held of record by Lesley Hayes exercisable into 12,500 shares of common stock at $0.80 per share expiring on August 8, 2010; (v) 25,000 Stock Options held of record by Robert Edmunds exercisable into 25,000 shares of common stock at $1.15 per share expiring on February 1, 2011; (vi) 10,000

      Stock Options held of record by Lesley Hayes exercisable into 10,000 shares of common stock at $1.15 per share expiring on February 1, 2011;
      (vii) 37,037 warrants exercisable into 37,037 shares of common stock at CDN $1.95 per share expiring on July 3, 2010; (viii) 25,000 Stock Options held of record by Robert Edmunds exercisable into 25,000 shares of common stock at $1.12 per share expiring on January 21, 2012; and (ix) 10,000 Stock Options held of record by Lesley Hayes exercisable into 10,000 shares of common stock at $1.12 per share expiring on January 21, 2012;

(6)   This figure includes: (i) 2,000,000 shares of common stock held of record;
      (ii) 25,000 Stock Options exercisable into 25,000 shares of common stock at $0.31 per share expiring on August 23, 2009; (iii) 25,000 Stock Options exercisable into 25,000 shares of common stock at $0.80 per share expiring on August 8, 2010; (iv) 25,000 Stock Options exercisable into 25,000 shares of common stock at $1.15 per share expiring on February 1, 2011; and (v) 25,000 Stock Options exercisable into 25,000 shares of common stock at $1.12 per share expiring on January 21, 2012.

(7)   This figure includes: (i) 1,309,044 shares of common stock held of record;
      (ii) 25,000 Stock Options exercisable into 25,000 shares of common stock at $0.31 per share expiring on August 23, 2009; (iii) 10,000 Stock Options exercisable into 10,000 shares of common stock at $0.50 per share expiring on May 15, 2010; (iv) 500,000 Warrants exercisable into 500,000 shares of common stock at $0.70 per share expiring on May 31 2009; (v) 25,000 Stock Options exercisable into 25,000 shares of common stock at $0.80 per share expiring on August 8, 2010; (vi) 25,000 Stock Options exercisable into 25,000 shares of common stock at $1.15 per share expiring on February 1, 2011; and (vii) 25,000 Stock Options exercisable into 25,000 shares of common stock at $1.12 per share expiring on January 21, 2012.

(8)   This figure includes: (i) 8,649,148 shares of common stock held of record;
      (ii) 4,250,000 Stock Options exercisable into 4,250,000 shares of common stock; and (iii) 787,037 Warrants exercisable into 787,037 shares of common stock.

(9) This figure includes: (i) 3,200,000 shares of common stock held of record by the Dennis Howitt Trust; and (ii) 55,000 shares of common stock held of record in joint tenancy by Dennis Howitt and Linda M. Winks.

CHANGES IN CONTROL

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our company.

ITEM  13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
INDEPENDENCE

Except for the transactions described below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, during our fiscal years ended December 31, 2007 and 2008.

EMPLOYMENT AND CONSULTING AGREEMENTS

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Dale Matheson Carr-Hilton LaBonte LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended December 31, 2008 and December 31, 2007. Aggregate fees for professional services rendered to us by our auditor are set forth below:

                                YEAR ENDED
                             DECEMBER 31, 2008                 YEAR ENDED
                               (ESTIMATED)                 DECEMBER 31, 2007
                             _________________             _________________
Audit Fees                       $98,000                          $95,000
Audit-Related Fees                   Nil                              Nil
Tax Fees                           8,000                            6,750
All Other Fees                       Nil                              Nil
Total                           $106,000                         $101,750

AUDIT FEES

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports and services provided in connection with statutory and regulatory filings or engagements.

AUDIT RELATED FEES

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category.

TAX FEES

Tax fees are billed by our independent auditors for tax compliance, tax advice and tax planning.

ALL OTHER FEES

All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories.

POLICY ON PRE-APPROVAL OF SERVICES PERFORMED BY INDEPENDENT AUDITORS

It is our audit committee's policy to pre-approve all audit and permissible non-audit services performed by the independent auditors. We approved all services that our independent accountants provided to us in the past two fiscal years.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

EXHIBIT NO.                  DOCUMENT

      3.1              Articles of Incorporation, as amended (1)

      3.2              Bylaws (1)

     10.1 Master Agreement for Technology Development between Alberta research Council and Crailar Fiber Technologies dated January 1, 2007. (2)

     10.2              CEO Executive Services Agreement between
                       Naturally Advanced Technologies, Inc. and
                       Meriwether Accelerators LLC dated November 27, 2007 with effective date of August 24, 2007. (3)

     10.3              2006 Stock Option Plan (4)

     10.4 Renewal of CEO Executive Services Agreement Between Naturally Advanced Technologies, Inc. And Meriwether Accelerators LLC dated
                       October 14, 2008 (6)

     10.5              2008 Fixed Share Stock Option Plan (7)

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

(6) Filed as an exhibit to our Form 8-K as filed with the Securities and Exchange Commission on October 28, 2008.

(7) Filed as an exhibit to our Form S-8 as filed with the Securities and Exchange Commission on October 10, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act or 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NATURALLY ADVANCED TECHNOLOIGES INC.

Dated: April 10, 2009                       By: /s/ KENNETH C. BARKER
                                            ____________________________________
                                            Kenneth C. Barker, Chief Executive
                                            Officer

Dated: April 10, 2009                       By: /s/ GUY PREVOST
                                            ____________________________________
                                            Guy Prevost, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons no behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 10, 2009                       By: KENNETH C. BARKER
                                            ____________________________________
                                            Kenneth C. Barker, Chief Executive
                                            Officer and Director

Dated: April 10, 2009                       By: /s/ GUY PREVOST
                                            ____________________________________
                                            Guy Prevost, Chief Financial Officer
                                            and Director

Dated: April 10, 2009                       By: /s/ JASON FINNIS
                                            ____________________________________
                                            Jason Finnis, President, Chief
                                            Operating Officer and Director

Dated: April 10, 2009                       By: /s/ LARISA HARRISON
                                            ____________________________________
                                            Larisa Harrison, Chief
                                            Administrative Officer, Secretary,
                                            Treasurer and Director

Dated: April 10, 2009                       By: /s/ ROBERT EDMUNDS
                                            ____________________________________
                                            Robert Edmunds, Director

Dated: April 10, 2009                       By: /s/ PETER MOORE
                                            ____________________________________
                                            Peter Moore, Director

Dated: April 10, 2009                       By: /s/ MILJENKO HORVAT
                                            ____________________________________
                                            Miljenko Horvat, Director