Form 10-Q
period 2009-03-31
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2009-05-20
CIK 1210294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:  000-50367

NATURALLY ADVANCED TECHNOLOGIES INC.
(Exact name of small business issuer as specified in its charter)

British Columbia	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

402-1008 Homer Street Vancouver, British Columbia, Canada	V6B 2X1
(Address of principal executive offices)	(Zip Code)

(604) 683-8582
Issuer's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 31,383,547 shares of common stock as of May 15, 2009.

NATURALLY ADVANCED TECHNOLOGIES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2009

INDEX

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended December 31, 2008, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the "SEC"). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The following unaudited interim financial statements of Naturally Advanced Technologies Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Naturally Advanced Technologies Inc.
Consolidated Balance Sheets
(In US Dollars)
(Unaudited)

	March 31, 2009	December 31, 2008

ASSETS

Current
Cash and cash equivalents	$358,775	$319,358
Accounts receivable	136,633	233,683
Inventory	537,636	765,430
Prepaid expenses and other	115,916	134,389

	1,148,960	1,452,860

Equipment, net	276,671	275,355
Intangible Assets, net	56,786	58,223
	$1,482,417	$1,786,438

LIABILITIES

Current
Accounts payable	$279,334	$301,129
Accrued liabilities	118,926	217,645
Due to related party (Note 2)	-	721,358
Note payable	200,000	200,000
Short term loan (Note 3)	-	26,590

	598,260	1,466,722

Due to Related Party (Note 2)	913,244	-

	1,511,504	1,466,722

STOCKHOLDERS' EQUITY (DEFICIT)

Capital Stock (Note 4)
Authorized:	100,000,000 common shares without par value
Issued and outstanding :	31,273,547 common shares
(December 31, 2008 - 30,827,046)	8,864,667	8,541,484

Additional Paid-in Capital	1,501,501	1,370,325

Accumulated Other Comprehensive Loss	(157,383)	(122,274)

Deficit	(10,237,872)	(9,469,819)

	(29,087)	319,716

	$1,482,417	$1,786,438

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies Inc.
Consolidated Statements of Operations
(In US Dollars)
(Unaudited)

	For three months ended
	March 31,
	2009	2008

Sales	$270,095	$953,659

Cost of Sales	263,647	602,628

Gross Profit	6,448	351,031

Expenses
Advertising and promotion	98,018	61,491
Amortization & depreciation	5,808	6,561
Consulting & contract labour	141,011	98,082
General & administrative	80,125	119,483
Interest	31,573	32,858
Professional fees	61,237	40,609
Research & development	86,832	153,460
Salaries & benefits	269,897	388,422

	774,501	900,966

Net Loss	$(768,053)	$(549,935)

Loss per share (basic and diluted)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding (basic and diluted)	30,977,880	28,057,184

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies Inc. Consolidated Statements of Cash Flows (In US Dollars)
	For three months ended March 31,
	2009	2008

Cash flows from (used in) operating activities
Net loss for the period	$(768,053)	$(549,935)
Adjustments to reconcile net loss to net cash from operating activities
Amortization & depreciation	5,808	6,561
Stock based compensation	141,983	89,158

Changes in working capital assets and liabilities
Decrease (increase) in accounts receivable	97,050	(18,956)
Decrease (increase) in inventory	227,794	(30,932)
Decrease (increase) in prepaid expenses	18,473	(126,373)
(Decrease) increase in accounts payable	(21,795)	(104,944)
(Decrease) increase in accrued liabilities	(98,719)	(81,635)
(Decrease) Increase in due to related parties	(8,114)	(15,014)

Net cash flows used in operating activities	(405,573)	(832,070)

Cash flows from (used in) investing activities
Purchase of equipment	(3,946)	(111,178)
Acquisition of trademarks & license	(1,741)	(437)

Net cash flows used in investing activities	(5,687)	(111,615)

Cash flows from (used in) financing activities
Issuance of capital stock	312,376	334,407
Related parties advances	200,000	183,000
Short term loan	(26,590)	-
Capital lease obligation	-	(319)

Net cash flows from financing activities	485,786	517,088

Effect of exchange rate changes on cash and cash equivalents	(35,109)	(37,399)

Increase (decrease) in cash	39,417	(463,996)

Cash and cash equivalents, beginning	319,358	660,407

Cash and cash equivalents, ending	$358,775	$196,411

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH FINANCING AND INVESTING ACTIVITIES:
Cash paid for interest	$35,198	$80,452
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies Inc.
Notes to Consolidated Financial Statements
March 31, 2009

1.           Basis of Presentation

These unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended December 31, 2008, included in the Company's Form 10-K filed with the Securities and Exchange Commission. These interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

2.           Related Parties Transactions

a)   On February 19, 2007, the Company signed a secured loan agreement with a director for financing of apparel manufacturing. Under the terms of this agreement, the Company can borrow up to $400,000 at an annual interest rate of 12% with a 1% charge for each draw on the loan. On August 28, 2007, this amount was increased to $550,000. The loan is secured by a subordinated charge on the assets of the Company and was originally due on February 28, 2008, which was subsequently extended to February 28, 2009. During 2007, the Company made draws on the loan totaling $510,000. On March 7, 2008, the Company increased the amount available from the secured loan agreement to $700,000 and made an additional draw against the loan for $183,000 on March 8, 2008. On June 13, 2008, the Company made of draw of $7,000 on the secured loan agreement and also received an additional $35,000 loan. The additional loan of $35,000 and outstanding interest of $40,726 were paid back to the director on July 22, 2008.

On February 16, 2009, the director advanced the Company an additional $200,000 for a total amount due to the director, of $900,000. A new secured loan agreement, with an interest rate of 12% is due in February, 2011, and is for the total amount outstanding ($900,000). An accrual for interest of $13,244 has been included in amounts due to related party as at March 31, 2009 (2008 - $18,777).

b)   During the three month period ended March 31, 2009, $110,081 (2008 - $116,409) was incurred as remuneration to officers and directors of the Company. Of this amount, $65,081 (2008 - $78,909) is recorded as salaries and employee benefits expense and $45,000 (2008 - $37,500) is recorded as contract labour expense.

3.           Short term loan

The Company has been advanced funds in the amount of $26,590 (CDN $32,360) from the Canadian Department of Foreign Affairs and International Trade under its Program for Export Market Development ("PEMD") to be used to promote the sales of Canadian goods into foreign markets. The agreement was signed on January 7, 2004, and there is no interest charged on the outstanding amount. The total amount owing to PEMD ($26,590) was paid on February 13, 2009.

Naturally Advanced Technologies Inc.
Notes to Consolidated Financial Statements
March 31, 2009

4.           Capital Stock

During the period ended March 31, 2009, the Company issued shares of common stock as follows:

a)        In January and February 2009, 52,500 shares were issued pursuant to the exercise of employee and consultants options between $0.31 and $0.37 per share for proceeds of $16,875.

b)        In March of 2009, 394,001 shares were issued pursuant to the exercise of warrant shares at $0.75 per share for proceeds of $295,501.

Share purchase warrants outstanding at March 31, 2009, are summarized as follows:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (yr)

$0.70 - $1.00 $1.00 - $1.95	916,667 1,095,465	0.25 1.09

-Total	2,012,132.66

Share purchase warrants outstanding are:

	Shares	Weighted-Average Exercise Price

Warrants outstanding at December 31, 2007	2,990,242	$0.78
Warrants granted during the year	860,465	$1.878
Warrants expired during the year	(210,000)	$1.00
Warrants exercised during the year	(771,430)	$0.75

Warrants outstanding at December 31, 2008	2,869,277	$1.10

Warrants expired during the period	(463,144)	$0.75
Warrants exercised during the period	(394,001)	$0.75

Warrants outstanding at March 31, 2009	2,012,132	$1.25

Stock options outstanding at the March 31, 2009 are summarized as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yr)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.01 - $0.50	1,630,000.53		$0.38	1,580,000	$0.38
$0.51 - $1.25	3,417,257	1.95	$1.02	1,731,200	$0.87

	5,047,257	1.50	$0.82	3,311,200	$0.63

Naturally Advanced Technologies Inc.
Notes to Consolidated Financial Statements
March 31, 2009

4.          Capital Stock (cont.)

Stock options outstanding are:
	Shares	Weighted-Average Exercise Price

Options outstanding, December 31, 2007	3,860,000	$0.52
Options exercised during the year	(635,001)	0.28
Options granted during the year	1,211,500	1.28
Options cancelled during the year	(17,242)	1.10

Options outstanding, December 31, 2008	4,419,257	0.76
Options exercised during the period	(52,500)	0.32
Options granted during the period	680,500	1.13

Options outstanding, March 31, 2009	5,047,257	$0.82

During the period ended March 31, 2009, 52,500 options were exercised and a total of $10,808 has been reclassified from additional paid-up capital to capital stock.

During the period ended March 31, 2009, the Company granted a total of 680,500, three year common stock options to employees and consultants, exercisable at $1.01 and $1.15 per share, which were valued at $399,590. These options were granted under the terms of the Company's 2008 Fixed Share Option Plan. None of the options had vested in the three month period ended March 31, 2009.

The fair value of options issued during the period ended March 31, 2009, was determined using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rates	1.13% to 1.31%
Volatility factor	77% to 78%
Expected life of options, in years	3
Weighted average fair value of options granted	$1.13

During the period ended March 31, 2009, 16,665 options vested under the Company's 2008 Fixed Share Option Plan, and accordingly an expense of $8,343 has been recorded as Consulting and Contract Labour expense.

During the three month period ended March 31, 2009, 239,596 (2008 - 189,444) options vested under the Company's 2006 Fixed Share Option Plan, and accordingly an expense of $133,640(2008 - $79,223) as been recorded with respect to those options, $56,108 (2008 - $9,151) was included in Consulting and Contract Labour expense and $77,532 (2008 - $70,072) was included in Salaries & Benefits expense.

5.          Subsequent Events

In April 2009, 110,000 shares were issued pursuant to the exercise of employee options at $0.31 per share for proceeds of $31,000.

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Report. Our consolidated financial statements are prepared in accordance with U.S. GAAP. All references to dollar amounts in this section are in U.S. dollars unless expressly stated otherwise. Additional supporting information can also be found on the Company's website at www.naturallyadvanced.com.

The matters discussed in these sections that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for the Company's growth, trends in the results of the Company's development, anticipated development plans, operating expenses and the Company's anticipated capital requirements and capital resources. As such, these forward-looking statements may include words such as "plans", "intends", "anticipates", "should", "estimates", "expects", "believes", "indicates", "targeting", "suggests" and similar expressions. The actual results are expected to differ from these forward-looking statements and these differences may be material.

In this Report, "NAT", "we", "us", "our" and the "Company" refer to Naturally Advanced Technologies Inc. and its subsidiaries, unless the context otherwise requires.

OVERVIEW

Naturally Advanced Technologies Inc. is a Cleantech company focused on providing environmentally friendly textile, composite, biomass and pulping solutions through the cost effective process of industrial hemp and other bast fiber crops. Naturally Advanced Technologies is bringing sustainable bast fiber-based products to market, providing environmentally friendly natural fiber alternatives for a broad range of existing and emerging product applications, with equivalent or superior performance characteristics to cotton, wood or fossil-fuel based competitors. As of the date of this Quarterly Report, we have two business operations, (i) the development and execution of our proprietary processing platform called CRAILAR® technology, which is a series of bast fiber processing technologies targeted at the textile, pulping, composite and plastics industries; and (ii) our HTnaturals apparel business.

The CRAILAR Solution

Bast fiber from hemp is known to combine attractive performance characteristics with superior agronomic properties, providing sustainable, natural product solutions for a vast range of market applications.

However, two factors have created a barrier to the exploitation of this crop: 1) until recently industrial hemp cultivation was prohibited in much of the developed world, and 2) the technologies had not been developed to transform raw hemp fiber into the quality of products that was demanded.

The first barrier is no longer an issue, with commercial hemp cultivation legalized in Canada in 1998. The U.S. is one of the last countries that still actively discourages hemp cultivation.

NAT has dismantled the second barrier. In concert with its key technology partners The Alberta Research Council and the National Research Council, NAT has developed proprietary technologies (the CRAILAR platform) to process hemp fiber into superior decorticated bast fiber, organic bast fiber, dissolving pulp and fluff pulp; all environmentally friendly products that are fully fungible with traditional pulp and cotton processing lines. These products offer the comfort apparel, absorbent pulp and paper, and performance apparel sectors the ability to substitute in superior natural fiber alternatives into their existing production lines, as well as unlocking a host of additional commercial opportunities in existing and emerging markets.

Crailar Fiber Technologies Inc.

Crailar Fiber Technologies Inc. ("CFT") is developing proprietary technology for the engineering, processing and production of textile fibers, composite materials, cellulose pulp, and their resulting byproducts. Developed in collaboration with the National Research Council of Canada and the Alberta Research Council, the CRAILAR® biomass technology platform offers cost-effective and environmentally friendly processing and production of industrial Hemp for global textile, composite material, pulp and paper and energy markets. CRAILAR® has the global exclusive rights to any new intellectual property developed under these collaborations. The technology developed is expected to displace some cotton and organic cotton use in textiles, some polyester and nylon use in performance textiles, some fiberglass use in composite materials, some wood pulp use in pulp and paper applications and some oil and gas use in energy markets. The feedstock source for CRAILAR® is environmentally efficient industrial Hemp, however the feedstock source can also use other environmentally efficient bast fibers, such as Flax. During the third quarter of 2008, fiber was spun and then knitted into fabric suitable for T-shirt or other knit garments using the Crailar ® Organic Fibers technology.

CFT is organized into four product silos to best develop, test and commercialize its various technology platforms. These include:

  CRAILAR® Advanced Materials: (near term development/commercialization) Focused on applications for our eco-friendly cellulosic pulp, the Advanced Materials division develops technologies for the processing of these cellulose-based fibers in Pulp and Paper, Bioplastics and Performance Apparel industries.

  CRAILAR® Organic Fibers: (near term development/ commercialization) The Organic Fibers division is responsible for CRAILAR® applications in the apparel and textile industries. Using the core fiber from the hempseed crop, CRAILAR Organic Fibers can be spin into a traditional yarn.

  CRAILAR® Bio-fuels: (long term development/commercialization) This division will be developing third generation biofuels that can be made from hempseed as well as cellulosic sources like residual fibers.

  CRAILAR® Agriculture: (long term development/commercialization)The Agriculture division is concerned with developing the most optimal plants for each type of CRAILAR® application.

HTnaturals Apparel Corp.

We, through our wholly owned HTnaturals Apparel Corp. ("HT") division, are also a provider of environmentally sustainable hemp, bamboo, organic cotton and soy blended apparel. Founded in 1998 in response to the growing demand for environmentally friendly, socially responsible clothing, we adhere to a "triple bottom line" philosophy, respecting the human rights of employees, the environmental impact of our operations and fiscal responsibility to our shareholders. HT customers are located in North America, Europe and Asia and include retail operators, as well as corporate clients.

2008 RESULTS OF OPERATIONS

Sales Gross Profit Net Loss Earnings (Loss)/ share	Three Month Period Ended March 31, 2009 $ 270,095 $ 6,448 ($ 768,053) ($0.02)	Three Month Period Ended March 31, 2008 $ 953,659 $ 351,031 ($549,935) ($0.02)	% Change -72% -98% -40%

Comparison of FY2009 financial results with FY2008 financial results.

Revenue and Gross Margins

The Company's net operational loss during the three-month period ended March 31, 2009, was ($768,053) compared to ($549,935) during the three-month period ended March 31, 2008, an overall increase of 40%. The Company generated gross revenues of $270,095 during the period ended March 31, 2009, compared to $953,659 in gross revenues for the three-month period ended March 31, 2008, down 72%.

Cost of goods sold decreased during the three-month period ended March 31, 2009, to $263,647 from $602,628 for the same period in 2008, resulting in net sales, or a gross profit, of $6.448 compared to $351,031 for the same period in 2008. Cost of goods sold as a percentage of sales increased during the three month period ended March 31, 2009 to 2008, increasing from 63% to 98%. This change was attributed to the company selling off its inventory as it focuses on its Crailar technology and begins winding up its apparel business.

Operating Expenses

During the three-month period ended March 31, 2009, the Company recorded operating expenses of $774,501 compared to operating expenses of $900,966 for the same period in 2008, a decrease of $126,465. Operating expenses consisted of: (i) $98,018 (2008: $61,491) in advertising and promotion ; (ii) $5,808 (2008: $6,561) in amortization and depreciation; (iii) $141,011 (2008: $98,082) in consulting and contract labour (iv) $80,125 (2008: $119,483) in general & administrative; (v) $31,573 (2008: $32,858) in interest; (vi) $61,237 (2008: $40,609) in professional fees; (vii) $86,832 (2008: $153,460) in research & development; and (viii) $269,897 (2008: $388,422) in salaries & benefits. The Company's net loss from operations during the three-month period ended March 31, 2009, was ($768,053) or ($0.02) per share compared to a net loss of ($549,935) or ($0.02) per share for the same period in 2008. For the three-month period ended March 31, 2009, the weighted average number of shares outstanding was 30,977,880 compared to 28,057,184 for the same period in 2008.

Advertising and promotion expenses increased to $98,018 for the three-month period ended March 31, 2009, from $61,491 for the same period in 2008. This increase was due to the hiring of a new investor and public relations firm, as well as the costs associated with the promotion of a warehouse sale as we closed our warehouse location.

Consulting and contract labor expenses increased to $141,011 for the three-month period ended March 31, 2009, from $98,082 for the same period in 2007, due to an increase in stock based compensation.

General and administrative expenses decreased to $80,125 for the three-month period ended March 31, 2009, compared to $119,483 for the same period in 2008. The decrease in general and administrative expenses was related to the closing of the apparel office and warehouse location.

Interest costs for the three-month period ended March, 31, 2009, were $31,573 compared with $32,858 for the same period in 2008.

Professional fees were $61,237 for the three month period ended March 31, 2009, compared to $40,609 for the same three month period in 2008. This increase was due to costs associated with the company's regulatory costs of being listed on multiple exchanges.

Research and development costs were $86,832 for the three-month period ended March 31, 2009, compared to $153,460 for the same three-month period in 2008. During this period research and development was mainly focused on the refinement of the Crailar Organic Fiber process, and the major development costs of this refinement are already in place.

Salaries and benefits expenses increased to $269,897 for the three-month period ended March 31, 2009, compared with $388,422 for the same period in 2008. This decrease increase was due to the reduction of staff related to the apparel business as the company prepares to place less emphasis on apparel sales.

Net Income

The net loss for the three-month period ending March 31, 2009, was ($768,053) compared to a loss of ($549,935) for the same period in 2008, which is an increase in the net loss of ($218,118) or 40%. This increase in loss was primarily due to the costs associated with closing the apparel business the reduction of sales and the accompanying gross margin. For the three-month period ended March 31, 2009, the weighted average number of shares outstanding was 30,977,880 compared to 28,057,184 at March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

For the three-month period ended March 31, 2009, the Company's current assets were $1,148,960 and the Company's current liabilities were $598,260 which resulted in a working capital of $550,700. As at March 31, 2009, total assets were $1,482,417 consisting of: (i) $358,775 in cash; (ii) $136,633 in trade accounts receivable; (iii) $537,636 in inventory; (iv) $115,916 in prepaid expenses and other; (v) $276,671 in property and equipment; and (vi) $56,786 in intangible assets.

As at March 31, 2009, total liabilities were $1,511,504 and were comprised of (i) $279,334 in accounts payable; (ii) $118,926 in accrued liabilities; (iii) $913,244 in amounts due to related party; (iv) $200,000 in note payable.

Stockholders' Equity (deficit) decreased by $348,803 from $319,716, at December 31, 2008, to $(29,087) as at March 31, 2009.

As of March 31, 2009, the Company had cash of $358,775 compared with $319,358 at December 31, 2008 an increase of $39,417.

The cash flows used in operations for the three-month period ended March 31, 2009, were ($405,573) compared with ($832,070) for the same period in 2008. Cash flows used in operations for the three-month period ended March 31, 2009, consisted primarily of a net loss of ($768,053), $5,808 in depreciation and amortization; stock based compensation of $141,983; a decrease in accounts receivable of $97,050; a decrease in inventory of $227,794; a decrease in prepaid expenses of $18,473; a decrease in accounts payable and accrued liabilities of ($120,514); and (e) a decrease in amounts due to related parties of ($8,114).

The cash flows used in investing activities for the three-month period ended March 31, 2009, were ($5,687) compared to ($111,615) for the same period in 2008. Cash flows used in investing activities consisted of (i) a purchase of property & equipment totaling ($3,946); and (ii) the acquisition of trademarks & licenses for ($1,741).

Cash flows provided by financing activities at March 31, 2009, totaled $485,786 versus $517,008 during the same period in 2008 as the Company (i) issued $312,376 of capital stock for cash (2008: $150,000); (ii) received $200,000 as a loan from a director; (iii) short term debt decreased by ($26,590).

The effect of exchange rates on cash resulted in an unrealized loss of $35,109 for the three-months ending March 31, 2009, compared with $37,399 of unrealized gain in the same period of 2008.

PLAN OF OPERATION

Naturally Advanced Technologies has restructured its ongoing operations to focus on the commercialization of its Crailar fiber technology. The Company has allowed the lease to expire on its apparel warehouse location and has moved all warehousing to a third party logistics company. The company expects to transition out of its apparel business and into Crailar revenue by the end of 2009. By consolidating operations in one location the company can streamline systems and human resources.

Crailar®

Management expects to continue expanding its business platform through the development and commercialization of CRAILAR® technology for bast fiber processing and production, with resulting textile, composite, pulp and fiber products expected to address inherent environmental problems currently affecting these industries. Management recognizes the disruptive potential that the CRAILAR® technology platform possesses for global textile, composite material, pulp and paper, and energy markets. As such, management is focusing on our growth through the commercialization of CRAILAR®, which is expected to begin generating revenues in 2009. Management believes that an ongoing relationship in the form of joint ventures with established market leaders in both the Organic Fibers division and the Advanced Materials division would be the optimum commercialization strategy. Currently, testing and further development of fiber is taking place in conjunction with leading global brands. As of the date of this document, no agreements have been signed with any potential partner.

During fiscal year 2007, CRAILAR® completed proof of concept testing on three separate bast fiber processing techniques with the NRC in Ottawa and the ARC in Edmonton. Proof of concept testing at the NRC included the completion of the first CRAILAR® Organic Fiber processing equipment which was constructed in Montreal and installed at the NRC facility in Ottawa. Ongoing tests with this equipment continue to establish the efficacy of CRAILAR® enzymatic processes, with early test fibers meeting the requirements of the textile producing industry. In January 2008, we signed phase II of the Collaboration Agreement with the NRC, extending the Collaboration Agreement of Crailar Organic Fibers for an additional three years. Phase II of the Collaboration Agreement will assist us in further development and commercialization of CRAILAR®, and will ensure the continuity of the original research team to facilitate ongoing collaboration with us.

During the fourth quarter of 2007, and first three quarters of 2008, we began scaling CRAILAR® Organic Fiber processing equipment at a pilot plant facility in Montreal. The equipment became operational during the second quarter of 2008. During the third and fourth quarters of 2008, the pilot plant facility processed 1000kgs of fiber, a portion of which was sent to North Carolina State's Textile College, where it was spun and then knitted into a fabric suitable for T-shirt or other knit garments.

In May 2007, the ARC filed two provisional patent applications related to decortication and degumming technologies for which we have secured exclusive worldwide licensing rights from the ARC. We, through CFT, completed the installation of proprietary decortication equipment at the ARC. We completed proof of concept testing on the proprietary degumming technology at the NRC's Industrial Materials Institute in Montreal. Test results were in line with expectations and suitable for industrial use. CFT is currently working with a third party to produce a sufficient quantity of cellulose pulp for larger pulping trials in Q1 and Q2 of 2009. These trials will further test and confirm the multiple end use applications of Crailar® Advanced Materials pulp's attributes in the pulp and paper, bio composite, performance yarn and bio plastics industries.

As of the date of this Quarterly Report, the Company continues testing and development of its Crailar-Organic Fiber, with fiber produced at its Montreal Pilot Plant facility and then spun, knitted/woven at North Carolina State University. This testing is being performed for Hanesbrands as they continue to show interest in Crailar Organic fibers. The Company has also produced one metric ton of decorticated fiber using its patent pending decortication technique for further pulp and paper testing with a potential partner in pulp and paper products.

HTnaturals

Early in fiscal year 2008, HTnaturals continued to see strong growth in its apparel sales, in both the seasonal retail line and the higher volume corporate wear line. However, during both the third and fourth quarters, sales declined due to reduced demand as demand lessened as the affect of the global recession took hold. In 2009, Management view this reduction in sales volume as coinciding with the planned scaling back of the apparel business in 2009, in expectation of transitioning to Crailar revenue by the end of 2009. HTnaturals plans to continue selling its spring 2009 line and then to strategically reduce its inventory of seasonal and basics apparel items over the course of the year..

Note on Plan of Operation

While the Company expects that profitable operations will be achieved in the future, there can be no assurance that revenue, margins, and profitability will increase, or be sufficient to support operations over the long term. Management expects that the Company will need to raise additional capital to meet short and long-term operating requirements. Management believes that private placements of equity capital and debt financing may be adequate to fund the Company's long-term operating requirements. Management may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to the Company's common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict business operations. Management is continuing to pursue external financing alternatives to improve the Company's working capital position and to grow the business to the greatest possible extent.

MATERIAL COMMITMENTS

Rana Corp.

A significant commitment for us during fiscal year 2008 is the principal amount of $200,000 due and owing pursuant to a secured and subordinated loan agreement with Rana Corp. ("Rana"). The term of the loan is from July 21, 2007, until April 22, 2009, at 12% per annum, calculated semi-annually, with payments due semi-annually. The loan is now due on July 22, 2009. There was no fee paid for arranging the renewal of the loan. As at March 31, 2009, accrued interest on the loan was $82,326, which was included in accrued liabilities. The security granted to Rana is: (i) a fixed charge and a security interest in our existing accounts receivable insurance policy obtained through Export Development Canada and St. Paul Guarantee Insurance Company respecting losses sustained by us; and (ii) a floating charge and a security interest in all of our assets, subject and subordinate to any borrowing by us with banks and lending institutions.

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

NRC Agreement

An additional significant commitment for the Company in fiscal year 2009 is the Joint Collaboration Agreement (JCA) the Company entered into with the NRC during 2008 to continue to develop a patentable enzyme technology for the processing of Hemp fibers. Phase II of this agreement is for a three year term, which expires on May 9, 2010. The NRC is to be paid as it conducts work on the joint collaboration. As the NRC completes research and development work, the monies become due. There are no further costs or other off-balance sheet liabilities associated with the NRC JCA agreement. Over the term of the agreement, the Company will pay the NRC $290,177 ($366,000 CDN) of which $99,045 ($124,925 CDN) is due in 2009. The amount due in Q1 -2009, $23,973 ($30,238 CDN), was paid as of the date of these financial statements. In addition to cash payments, the Company is to make $2,300,000 of in kind contributions to research and development over the course of the JCA.

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

As of the date of this Report, all payments to LHA are up to date.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report, based on his evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15.

There have been no changes in our internal controls over financial reporting that occurred during our most recent quarterly period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In March of 2009, 394,001 shares were issued pursuant to the exercise of warrant shares at $0.75 per share for proceeds of $295,501. We relied on exemptions from registration under the Securities Act provided by Regulation S with respect to certain of the warrant exercisers and Rule 506 for U.S. accredited investors with respect to the remaining warrant exercisers.

The net proceeds from the issuance of these warrant shares will be used for general working capital and corporate purposes.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Securities Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.1	Master Agreement for Technology Development between Alberta research Council and Crailar Fiber Technologies dated January 1, 2007. (2)
10.2	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Meriwether Accelerators LLC dated November 27, 2007 with effective date of August 24, 2007. (3)
10.3	2006 Stock Option Plan (4)
10.4	Renewal of CEO Executive Services Agreement Between Naturally Advanced Technologies Inc. And Meriwether Accelerators LLC dated October 14, 2008 (5)
10.5	2008 Fixed Share Stock Option Plan (6)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATRUALLY ADVANCED TECHNOLOGIES INC.

By:        "Kenneth C. Barker"
              Kenneth C. Barker
              Chief Executive Officer, and a director
              Date: May 19, 2009

By:        "Guy Prevost"
              Guy Prevost
              Chief Financial Officer and a director
              Date: May 19, 2009