Form 10-Q
period 2009-06-30
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2009-08-14
CIK 1210294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
                                                                                                                                                        Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 31543,547 shares of common stock as of August 11, 2009.

NATURALLY ADVANCED TECHNOLOGIES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
June 30, 2009

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The following unaudited interim financial statements of Naturally Advanced Technologies Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Naturally Advanced Technologies, Inc.
Consolidated Balance Sheets
(In US Dollars)
(unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current
Cash and cash equivalents	$136,554	$319,358
Accounts receivable	201,526	233,683
Inventory	178,074	765,430
Prepaid expenses and other	75,845	134,389

	591,999	1,452,860
Property and Equipment, net	123,288	275,355
Intangible Assets	82,971	58,223

	$798,258	$1,786,438

LIABILITIES
Current
Accounts payable	$385,501	$301,129
Accrued Liabilities	85,683	217,645
Due to related party (Note 2)	-	721,358
Note payable (Note 5)	200,000	200,000
Short term loan (Note 3)	-	26,590

	671,184	1,466,722
Due to Related Part (Note 2)	940,566	-

	1,611,750	1,466,722

COMMITMENTS
STOCKHOLDERS' EQUITY
(Deficit)
Capital Stock (Note 4)
Authorized: 100,000,000 common shares without par value Issued and outstanding: 31,383,547 common shares (December 31, 2008 - 30,827,047)	8,920,622	8,541,484
Additional Paid-in Capital	1,566,550	1,370,325
Accumulated Other Comprehensive Income (Loss)	(95,950)	(122,274)
Deficit	(11,204,714)	(9,469,819)

	(813,492)	319,716

	$798,258	$1,786,438

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies, Inc.
Consolidated Statements of Operations
(In US Dollars)
(unaudited)

	For three months ended June 30,		For six months ended June 30,
	2009	2008	2009	2008

Sales	$401,478	$579,728	$671,573	$1,533,387
Cost of sales	610,660	368,451	874,307	971,080

Gross (deficit) profit	(209,182)	211,277	(202,734)	562,307

Expenses
Advertising and promotion	56,595	55,314	154,613	116,805
Amortization & depreciation	6,642	6,966	12,451	13,527
Consulting & Contract Labour	84,743	92,286	225,754	190,368
General & Administrative	63,595	119,290	143,721	230,636
Interest	35,902	33,814	67,476	66,672
Professional Fees	65,015	61,049	126,253	101,658
Research & Development	88,585	121,323	175,418	282,921
Salaries & Benefits	193,209	380,161	463,104	768,583
Write down of equipment	163,371	-	163,371	-

	757,657	870,203	1,532,161	1,771,170

Net loss for the period	$(966,839)	$(658,926)	$(1,734,895)	$(1,208,863)

Loss per share (basic and diluted)	$(0.03)	$(0.02)	$(0.06)	$(0.04)

Weighted average number of common shares outstanding (basic and diluted)	31,310,619	28,689,411	31,167,149	28,373,297

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies, Inc.
Consolidated Statements of Cash Flows
(In US Dollars)

	For six months ended June 30,
	2009	2008

Cash flows from (used in) operating activities
Net loss for the period	$(1,734,895)	$(1,208,863)
Adjustments to reconcile net loss to net cash from operating activities
Amortization & depreciation	12,451	13,527
Write down of equipment	163,371	-
Stock based compensation	228,887	151,727
Changes in working capital assets and liabilities
Decrease in accounts receivable	32,157	140,688
Decrease in inventory	587,356	30,566
Decrease (increase) in prepaid expenses	58,544	(102,334)
Increase (decrease) in accounts payable	84,372	(68,691)
Decrease in accrued liabilities	(131,962)	(47,312)
Increase in due to related parties	19,208	6,933

Net cash flows used in operating activities	(680,511)	(1,083,759)

Cash flows from (used in) investing activities
Purchase of property and equipment	(16,509)	(162,053)
Acquisition of trademarks & license	(31,994)	(2,343)
Net cash flows used in investing activities	(48,503)	(164,396)
Cash flows from (used in) financing activities
Issuance of capital stock	346,476	418,278
Related parties advances	200,000	225,000
Long term debt	-	(432)
Short term loan	(26,590)	(478)
Capital lease obligation	-	(584)

Net cash flows from financing activities	519,886	641,784

Effect of exchange rate changes on cash and cash equivalents	26,324	(37,121)

Decrease in cash	(182,804)	(643,492)
Cash and cash equivalents, beginning of period	319,358	660,407

Cash and cash equivalents, end of period	$136,554	$16,915

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH FINANCING AND INVESTING ACTIVITIES:
Cash paid for interest	$35,968	$83,717
Cash paid for income taxes	$-	$-
Capital stock issued in settlement of accounts payable	$-	$9,600
Capital stock issued as finance fee	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies Inc.
Notes to Consolidated Financial Statements
June 30, 2009

1.          Basis of Presentation

These unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended December 31, 2008, included in the Company's Form 10-K filed with the Securities and Exchange Commission. These interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

2.           Related Parties Transactions

a)   On February 16, 2009, a director advanced the Company an additional $200,000 for a total amount due to the director, of $900,000. A new secured loan agreement was entered into, with an interest rate of 12% and a due date of February 16, 2011. An accrual for interest of $40,566 has been included in amounts due to related party as at June 30, 2009.

b)   During the six month period ended June 30, 2009, $224,490 (2008 - $248,870) was incurred as remuneration to officers and directors of the Company. Of this amount, $134,490 (2008 - $158,870) is recorded as salaries and benefits expense and $90,000 (2008 - $90,000) is recorded as contract labour expense.

3.           Short term loan

The Company was advanced funds in the amount of $26,590 (CDN $32,360) from the Canadian Department of Foreign Affairs and International Trade under its Program for Export Market Development ("PEMD") to be used to promote the sales of Canadian goods into foreign markets. The agreement was signed on January 7, 2004, and there is no interest charged on the outstanding amount. The total amount owing to PEMD was repaid on February 13, 2009.

Naturally Advanced Technologies Inc.

Notes to Consolidated Financial Statements
June 30, 2009

4.           Capital Stock

During the period ended June 30, 2009, the Company issued shares of common stock as follows:

a)         In January and February 2009, 52,500 shares were issued pursuant to the exercise of employee and consultants options between $0.31 and $0.37 per share for proceeds of $16,875.

b)         In March of 2009, 394,001 shares were issued pursuant to the exercise of warrant shares at $0.75 per share for proceeds of $295,501.

c)         In April of 2009, 110,000 shares were issued pursuant to the exercise of employee options at $0.31 per share for proceeds of $34,100.

Share purchase warrants outstanding at June 30, 2009, are summarized as follows:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (yr)

$0.90 $1.00 $1.35 - $1.95	166,667 235,000 860,465	0.11 0.25 1.01

Total	1,262,132.75

Share purchase warrants outstanding are:

	Shares	Weighted-Average Exercise Price

Warrants outstanding at December 31, 2008	2,869,277	$1.10
Warrants expired during the period	(1,213,144)	$0.72
Warrants exercised during the period	(394,001)	$0.75

Warrants outstanding at June 30, 2009	1,262,132	$1.58

Stock options outstanding at the June 30, 2009 are summarized as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yr)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.31 - $0.50	1,320,000.36		$0.36	1,270,000	$0.37
$0.80 - $1.45	3,328,500	1.71	$1.02	1,905,957	$0.88

	4,648,500	1.33	$0.84	3,175,957	$0.68

Naturally Advanced Technologies Inc.
Notes to Consolidated Financial Statements
June 30, 2009

4.          Capital Stock (cont.)

Stock options outstanding are:

	Shares	Weighted-Average Exercise Price
Options outstanding, December 31, 2008	4,419,257	0.76
Options exercised during the period	(162,500)	0.31
Options granted during the period	673,000	1.13
Options cancelled during the period	(81,257)	0.93
Options expired during the period	(200,000)	0.50
Options outstanding, June 30, 2009	4,648,500	$0.84

During the six month period ended June 30, 2009, 162,500 options were exercised and a total of $32,662 has been reclassified from additional paid-up capital to capital stock.

During the six month period ended June 30, 2009, the Company granted a total of 673,000, three year common stock options to employees and consultants, exercisable between $1.01 and $1.15 per share, which were valued at $394,365. These options were granted under the terms of the Company's 2008 Fixed Share Option Plan. None of the options had vested in the six month period ended June 30, 2009.

The fair value of options issued during the period ended June 30, 2009, was determined using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rates	1.13% to 1.88%
Volatility factor	77% to 78%
Expected life of options, in years	3
Weighted average fair value of options granted	$1.13

During the six month period ended June 30, 2009, 33,330 options vested under the Company's 2008 Fixed Share Option Plan, and accordingly an expense of $16,687 was recorded as Consulting & Contract Labour expense.

During the six month period ended June 30, 2009, 373,447 (2008 - 392,148) options vested under the Company's 2006 Fixed Stock Option Plan, and accordingly an expense of $212,200 (2008 - $170,485) was recorded with respect to those options, $60,508 (2008 - $30,725) was included in Consulting and Contract Labour expense and $151,692 (2008 - $139,760) was included in Salaries & Benefits expense.

5.          Subsequent Events

a)     The remaining $200,000 owing on the note payable was due on July 22, 2009. The Company requested a sixty days' extension of the due date from the note holder, but have not received notice that the extension was granted.

b)     In July and August 2009, 160,000 shares were issue pursuant to the exercise of employee options between $0.31 and $1.15 per share for proceeds of $66,400.

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Report. Our consolidated financial statements are prepared in accordance with U.S. GAAP. All references to dollar amounts in this section are in U.S. dollars unless expressly stated otherwise.

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

The CRAILAR® Solution

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

NAT has dismantled the second barrier. In concert with its key technology partners the Alberta Research Council and the National Research Council, NAT has developed proprietary technologies (the CRAILAR platform) to process hemp fiber into superior decorticated bast fiber, organic bast fiber, dissolving pulp and fluff pulp; all environmentally friendly products that are fully fungible with traditional pulp and cotton processing lines. These products offer the comfort apparel, absorbent pulp and paper, and performance apparel sectors the ability to substitute superior natural fiber alternatives into their existing production lines, while unlocking a host of additional commercial opportunities in existing and emerging markets.

       Crailar Fiber Technologies Inc.

Crailar Fiber Technologies Inc. ("CFT") is developing proprietary technology for the engineering, processing and production of textile fibers, composite materials, cellulose pulp, and their resulting byproducts. Developed in collaboration with the National Research Council of Canada and the Alberta Research Council, the CRAILAR® biomass technology platform offers cost-effective and environmentally friendly processing and production of industrial hemp for global textile, composite material, pulp and paper and energy markets. CRAILAR® has the global exclusive rights to any new intellectual property developed under these collaborations. The technology developed is expected to displace some cotton and organic cotton use in textiles, some polyester and nylon use in performance textiles, some fiberglass use in composite materials, some wood pulp use in pulp and paper applications and some oil and gas use in energy markets. The feedstock source for CRAILAR® is environmentally efficient industrial hemp, however, the feedstock source can also use other environmentally efficient bast fibers, such as flax. During the third quarter of 2008, fiber was spun and then knitted into fabric suitable for T-shirt or other knit garments using the CRAILARr® Organic Fibers technology.

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

   CRAILAR® Organic Fibers: (near term development/ commercialization) The Organic Fibers division is responsible for CRAILAR® applications in the apparel and textile industries. Using the core fiber from the hempseed crop, CRAILAR® Organic Fibers can be spin into a traditional yarn.

   CRAILAR® Bio-fuels: (long term development/commercialization) This division will be developing third generation biofuels that can be made from hempseed as well as cellulosic sources like residual fibers.

   CRAILAR® Agriculture: (long term development/commercialization) The Agriculture division is concerned with developing the most optimal plants for each type of CRAILAR® application.

       HTnaturals Apparel Corp.

We, through our wholly owned HTnaturals Apparel Corp. ("HT") division, are also a provider of environmentally sustainable hemp, bamboo, organic cotton and soy blended apparel. Founded in 1998 in response to the growing demand for environmentally friendly, socially responsible clothing, we adhere to a "triple bottom line" philosophy, respecting the human rights of employees, the environmental impact of our operations and fiscal responsibility to our shareholders. The Company plans to strategically reduce its inventory of seasonal and basics apparel items over the course of the year as it plans to focus its resources on its Crailar technology.

Results of OperationS

Comparison of Q2 2009 financial results with Q2 2008 financial results.

Three months ended June 30 Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
Sales	$401,478	$579,728	(31%)	$671,573	$1,533,387	(56%)
Gross Profit (Deficit)	($209,182)	$211,277		($202,734)	$562,307
Net Loss	($966,839)	($658,926)	(47%)	($1,734,895)	$(1,208,863)	(44%)
Loss/share	($0.03)	($0.02)		($0.06)	($0.04)

SIX-MONTH PERIOD ENDED JUNE 30, 2009 COMPARED WITH SIX-MONTH PERIOD ENDED JUNE 30, 2008

Revenue and Gross Margins

Our net operational loss during the six-month period ended June 30, 2009, was ($1,734,895) compared to ($1,208,863) during the six-month period ended June 30, 2008 (an increase in loss of $526,032). The increase in net loss was due to reduced apparel sales, reduced margins associated with the closing of our apparel business and the write down of equipment associated with Crailar fiber development.

Operating Expenses

During the six-month period ended June 30, 2009, we recorded operating expenses of $1,532,161 compared to operating expenses of $1,771,170 during the six-month period ended June 30, 2008 (an decrease of $239,009). The change in operating expenses is due to the reduction of overhead and labour costs associated with the company's apparel business.

Operating expenses consisted of: (i) $154,613 (2008: $116,805) in advertising and promotion; (ii) $12,451 (2008: $13,527) in amortization and depreciation; (iii) $225,754 (2008: $190,368) in consulting and contract labor; (iv) $143,721 (2008: $230,636) in general and administrative expenses; (v) $67,476 (2008: $66,672) in interest; (vi) $126,253 (2008: $101,658) in legal and accounting; (vii) $175,418 (2008: ($282,921)) in research and development; (viii) $463,104 (2008: $768,583) in salaries and benefits; (ix) and write down of equipment $163,371.

Advertising and promotion expenses increased to $154,613 for the six-month period ended June 30, 2009, from $116,805 compared to the same period in 2008 as the Company has hired an outside marketing firm for IR and media consulting.

Consulting and contract labor expenses increased to $225,754 for the six-month period ended June 30, 2009, from $190,368 compared to the same period in 2008 due to vesting of options and the accompanying expense.

General and administrative expenses decreased to $143,721 for the six-month period ended June 30, 2009, compared to $230,636 for the same period in 2008. The decrease in general and administrative expenses was related to closing the apparel warehouse location.

Research and development costs were $175,418 for the six-month period ended June 30, 2009 compared to $282,921 for the same six-month period in 2008. During this period, research and development was mainly focused on the refinement of the Crailar Organic Fiber process, and the major development costs of this refinement are already in place. A write down of equipment used in the Crailar pilot plant also took place in this period. It was originally thought the equipment could be used in future Organic Fiber production, however, the process changed during the quarter and the equipment was deemed obsolete. The amount of the write down was $163,371 and the equipment was used to develop the Organic Fiber process to commercial scale.

Salaries and benefits expenses decreased to $463,104 for the six-month period ended June 30, 2009, compared with $768,583 for the same period in 2008. This decrease was due to the closing of the warehouse location and the reduction of staff associated with the Company's apparel business.

Legal and accounting increased to $126,253 for the six-month period ended June 30, 2009, compared with $101,658 for the same period in 2008. This was due to increased regulatory costs.

Net Loss

The net loss for the six-month period ended June 30, 2009, was ($1,734,895), or ($0.06) per share, compared to a loss of ($1,208,863), or ($0.04) per share, for the same period in 2008, which is an increase in net loss of ($526,032). The increase in loss was primarily due to reduced margins as the apparel business is closed and the writing down of equipment used in the pilot plant in Montreal. For the six-month period ended June 30, 2009, the weighted average number of shares outstanding was 31,167,149 compared to 28,373,297 at June 30, 2008.

THREE-MONTH PERIOD ENDED JUNE 30, 2009 COMPARED WITH THREE-MONTH PERIOD ENDED JUNE 30, 2008

Revenue and Gross Margins

The Company's net operational loss during the three-month period ended June 30, 2009, was ($966,839) compared to ($658,926) during the three-month period ended June 30, 2008, an overall increase of 47%. The Company generated gross revenues of $401,478 during the period ended June 30, 2009, compared to $579,728 in gross revenues for the three-month period ended June 30, 2008, down 31%.

Cost of goods sold increased during the three-month period ended June 30, 2009, to $610,660 from $368,451 for the same period in 2008, resulting in a gross deficit, of $209,182 for the three month period ended June 30, 2009, compared to a gross profit of $211,277 for the same period in 2008. This gross margin deficit is due to the Company closing its apparel business and discounting its inventory in order to focus on its Crailar technology.

Operating Expenses

During the three-month period ended June 30, 2009, the Company recorded operating expenses of $757,657 compared to operating expenses of $870,203 for the same period in 2008, a decrease of $112,546. Operating expenses consisted of: (i) $56,595 (2008: $55,314) in advertising and promotion; (ii) $6,642 (2008: $6,966) in amortization and depreciation; (iii) $84,743 (2008: $92,286) in consulting and contract labour; (iv) $63,595 (2008: $119,290) in general and administrative expenses; (v) $35,902 (2008: $33,814) in interest; (vi) $65,015 (2008: $61,049) in professional fees; (vii) $88,585 (2008: $121,323) in research and development; (viii) $193,209 (2008: $380,161) in salaries and benefits; and ix) and write down of equipment $163,371.

Advertising and promotion expenses increased to $56,595 for the three-month period ended June 30, 2009, from $55,314 for the same period in 2008. This increase was due to the hiring of a new investor and public relations firm, as well as the costs associated with the promotion of a warehouse sale as we closed our warehouse location.

Consulting and contract labor expenses decreased to $84,743 for the three-month period ended June 30, 2009, from $92,286 for the same period in 2008, due to a decrease in contract labour costs associated with our apparel business .

General and administrative expenses decreased to $63,595 for the three-month period ended June 30, 2009, compared to $119,290 for the same period in 2008. The decrease in general and administrative expenses was related to the closing of the apparel office and warehouse location.

Interest costs for the three-month period ended June 30, 2009, were $35,902 compared with $33,814 for the same period in 2008 do to the increase in amount owed to a director.

Professional fees were $65,015 for the three month period ended June 30, 2009, compared to $61,049 for the same three-month period in 2008. This increase was due to regulatory costs associated with the Company being listed on multiple exchanges.

Research and development costs were $88,585 for the three-month period ended June 30, 2009, compared to $121,323 for the same three-month period in 2008. During this period, research and development was mainly focused on the refinement of the Crailar Organic Fiber process, and the major development costs of this refinement are already in place. A write down of equipment used in the Crailar pilot plant also took place in this period. It was originally thought the equipment could be used in future Organic Fiber production, however, the process changed during the quarter and the equipment was deemed obsolete. The amount of the write down was $163,371 and the equipment was used to develop the Organic Fiber process to commercial scale.

Salaries and benefits expenses decreased to $193,209 for the three-month period ended June 30, 2009, compared with $380,161 for the same period in 2008. This decrease increase was due to the reduction of staff as the company prepares to close its apparel business.

Net Loss

The net loss for the three-month period ended June 30, 2009, was ($966,839), or ($0.03) per share, compared to a loss of ($658,926), or ($0.02) per share, for the same period in 2008, which is an increase in the net loss of ($307,913) or 47%. This increase in loss was primarily due to the costs associated with closing the apparel business, the reduction of sales and the accompanying gross margin. For the three-month period ended June 30, 2009, the weighted average number of shares outstanding was 31,310,619 compared to 28,689,411 at June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, the Company's current assets were $591,999 and the Company's current liabilities were $671,184, which resulted in a working capital deficit of $79,185. As at June 30, 2009, total assets were $798,258, consisting of: (i) $136,554 in cash and cash equivalents; (ii) $201,526 in trade accounts receivable; (iii) $178,074 in inventory; (iv) $75,845 in prepaid expenses and other; (v) $123,288 in property and equipment; and (vi) $82,971 in intangible assets.

As at June 30, 2009, total liabilities were $1,611,750 and were comprised of (i) $385,501 in accounts payable; (ii) $85,683 in accrued liabilities; (iii) $940,566 in amounts due to related party; (iv) $200,000 in note payable.

Stockholders' equity (deficit) decreased by $1,133,208 from $319,716, at December 31, 2008, to $(813,492) as at June 30, 2009.

As of June 30, 2009, the Company had cash and cash equivalents of $136,554 compared with $319,358 at December 31, 2008, a decrease of ($182,804).

The cash flows used in operations for the six-month period ended June 30, 2009, were ($680,511) compared with ($1,083,759) for the same period in 2008. Cash flows used in operations for the six-month period ended June 30, 2009, consisted primarily of a net loss of ($1,734,895); $12,451 in depreciation and amortization; write down of equipment $163,371; stock based compensation of $228,887; a decrease in accounts receivable of $32,157; a decrease in inventory of $587,356; a decrease in prepaid expenses of $58,544; a combined decrease in accounts payable and accrued liabilities of ($47,590); and an increase in amounts due to related parties of $19,208.

The cash flows used in investing activities for the six-month period ended June 30, 2009, were ($48,503) compared to ($164,396) for the same period in 2008. Cash flows used in investing activities during the six months ended June 30, 2009 consisted of (i) a purchase of property and equipment totaling ($16,509) and (ii) the acquisition of trademarks and licenses for ($31,994).

Cash flows provided by financing activities at June 30, 2009, totaled $519,886 versus $641,784 during the same period in 2008 as the Company (i) issued $346,476 of capital stock for cash (2008: $418,278); (ii) received $200,000 as a loan from a director; and (iii) decreased its short term debt by ($26,590).

The effect of exchange rates on cash resulted in an unrealized gain of $26,324 for the six-month period ended June 30, 2009, compared with a ($37,121) of unrealized loss in the same period of 2008.

PLAN OF OPERATION

Naturally Advanced Technologies has restructured its ongoing operations to focus on the commercialization of its Crailar fiber technology. The Company has allowed the lease to expire on its apparel warehouse location and moved all warehousing to a third party logistics company. The Company expects to transition out of its apparel business and into Crailar revenue by the end of 2009. By consolidating operations in one location the company can streamline systems and human resources.

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

During the fourth quarter of 2007 and first three quarters of 2008, we began scaling CRAILAR® Organic Fiber processing equipment at a pilot plant facility in Montreal. The equipment became operational during the second quarter of 2008. During the third and fourth quarters of 2008, the pilot plant facility processed 1000kgs of fiber, a portion of which was sent to North Carolina State's Textile College, where it was spun and then knitted into a fabric suitable for T-shirt or other knit garments.

In May 2007, the ARC filed two provisional patent applications related to decortication and degumming technologies for which we have secured exclusive worldwide licensing rights from the ARC. We, through CFT, completed the installation of proprietary decortication equipment at the ARC. We completed proof of concept testing on the proprietary degumming technology at the NRC's Industrial Materials Institute in Montreal. Test results were in line with expectations and suitable for industrial use. Trials continue to test and confirm the multiple end use applications of Crailar® Advanced Materials pulp's attributes in the pulp and paper, bio composite, performance yarn and bio plastics industries.

As of the date of this Quarterly Report, the Company has successfully executed four (4) major agreements for the commercialization of the Crailar Technology:

  Joint Development Agreement with Hanesbrands: NAT and Hanes have entered a multi phase Joint Development Agreement. Hanes is a US based company with operations around the globe. The first phase of the agreement relates to converting an existing Hanes facility and equipment to produce Crailar fibre. The second phase deals with commercializing the technology in t-shirts, socks, sweatshirts and other knit apparel produced by Hanes. This agreement will allow Hanes to produce their own Crailar fiber in house.

  Manufacturing Agreement with G.J. Littlewoods. Littlewoods is a Philadelphia based company with over 130 years experience in fiber dying and processing. The agreement signed between Littlewoods and NAT secures weekly production capacity of at least 40,000lbs per week. This fiber will be used to supply various Crailar customers ranging from non-woven clients to upholstery, denim, and carpeting.

  Spinning and Trademark Agreement with Patrick Yarns: Patrick Yarns is a specialty yarn spinner based in North Carolina. NAT and Patrick Yarns have agreed to begin working together to produce yarns for industries such as carpeting, denim, and upholstery.

  Joint Development Agreement with Georgia Pacific (GP): This agreement with GP Consumer Products will allow potential commercial applications of Crailar Organic Fibers to be explored.

Additionally, the Company is also in trials with a major North American pulp and paper company. One metric ton of decorticated fiber was produced using NAT's patent pending decortication technique for evaluation with this partner. A portion of this pulp will be used to create an eco friendly extruded yarn for use in structural composites and performance yarn for use in apparel.

HTnaturals

Early in fiscal year 2008, HTnaturals continued to see strong growth in its apparel sales, in both the seasonal retail line and the higher volume corporate wear line. However, during both the third and fourth quarters, sales declined due to reduced demand as the affect of the global recession took hold. In 2009, Management view this reduction in sales volume as coinciding with the planned scaling back of the apparel business in 2009 in expectation of transitioning to Crailar revenue by the end of 2009. HTnaturals plans to strategically reduce its inventory of seasonal and basics apparel items over the course of the year.

As of the date of this Quarterly Report, the Company continues testing and development of its Crailar-Organic Fiber, with fiber produced at the Littlewoods facility in Philadelphia and then spun, knitted/woven at North Carolina State University and Patrick Yarns. This testing is being performed for woven applications such as carpeting, upholstery, work wear and non- woven uses. The Company has also produced one metric ton of decorticated fiber using its patent pending decortication technique for further pulp and paper testing.

       Note on Plan of Operation

While the Company expects that profitable operations will be achieved in the future, there can be no assurance that revenue, margins, and profitability will increase, or be sufficient to support operations over the long term. Management expects that the Company will need to raise additional capital to meet short and long-term operating requirements. Management believes that private placements of equity capital and debt financing may be adequate to fund the Company's long-term operating requirements. Management may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to the Company's common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict business operations. Management are continuing to pursue external financing alternatives to improve the Company's working capital position and to grow the business to the greatest possible extent.

MATERIAL COMMITMENTS

Rana Corp.

A significant commitment for us during fiscal year 2009 is the principal amount of $200,000 due and owing pursuant to a secured and subordinated loan agreement with Rana Corp. ("Rana"). The term of the loan is from July 21, 2007, until April 22, 2009, at 12% per annum, calculated semi-annually, with payments due semi-annually. The loan is now due on July 22, 2009. There was no fee paid for arranging the renewal of the loan. As at June 30, 2009, accrued interest on the loan was $89,197, which was included in accrued liabilities. As of the date of this report the company has not repaid the loan and has requested an extension from Rana. The Company is confident that the extension will be granted. The security granted to Rana is: (i) a fixed charge and a security interest in our existing accounts receivable insurance policy obtained through Export Development Canada and St. Paul Guarantee Insurance Company respecting losses sustained by us; and (ii) a floating charge and a security interest in all of our assets, subject and subordinate to any borrowing by us with banks and lending institutions.

Loan from Director

Another significant commitment for us in fiscal year 2009 is the amount of $700,000 advanced by a director to facilitate the production of the new apparel designs. The loan has an interest rate of 12% with a 1% charge for each advance. The loan matures on February 28, 2009. On February 16, 2009 the director advanced the Company an additional $200,000 for a total amount due to the director, of $900,000. A new secured loan agreement, with an interest rate of 12% is due in February, 2011 and is for the total amount outstanding ($900,000).

NRC Agreement

An additional significant commitment for the Company in fiscal year 2009 is the Joint Collaboration Agreement (JCA) the Company entered into with the NRC during 2008 to continue to develop a patentable enzyme technology for the processing of hemp fibers. Phase II of this agreement is for a three year term, which expires on May 9, 2010. The NRC is to be paid as it conducts work on the joint collaboration. As the NRC completes research and development work, the monies become due. There are no further costs or other off-balance sheet liabilities associated with the NRC JCA agreement. Over the term of the agreement, the Company will pay the NRC $290,177 ($366,000 CDN), of which $99,045 ($124,925 CDN) is due in 2009. The amount due in Q2 -2009, $23,973 ($30,238 CDN), was paid as of the date of these financial statements. In addition to cash payments, the Company is to contribute $2,300,000 in research and development over the course of the JCA.

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

As of the date of this Report, all payments for this agreement with LHA are up to date.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

NATURALLY ADVANCED TECHNOLOGIES INC.

By:        /s/ Kenneth C. Barker
              Kenneth C. Barker
              Chief Executive Officer, and a director
              Date: August 13, 2009

By:        /s/ Guy Prevost
              Guy Prevost
              Chief Financial Officer and a director
              Date: August 13, 2009