Form 10-Q
period 2009-09-30
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2009-11-16
CIK 1210294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
                                                                                                                                                      Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 33,346,840 shares of common stock as of November 13, 2009.

NATURALLY ADVANCED TECHNOLOGIES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
September 30, 2009

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The following unaudited interim financial statements of Naturally Advanced Technologies Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Naturally Advanced Technologies, Inc.
Consolidated Balance Sheets
(In US Dollars)
(Unaudited)

	September 30, 2009	December 31, 2008

ASSETS
Current
Cash and cash equivalents	$1,053,447	$319,358
Accounts receivable	116,587	233,683
Inventory	29,025	765,430
Prepaid expenses and other	70,125	134,389

	1,269,184	1,452,860
Equipment	131,186	275,355
Intangible Assets	88,830	58,223

	$1,489,200	$1,786,438

LIABILITIES
Current
Accounts payable	$337,861	$301,129
Accrued Liabilities	129,690	217,645
Due to related party (Note 2)	-	721,358
Note payable (Note 5)	200,000	200,000
Short term loan (Note 3)	-	26,590

	667,551	1,466,722
Due to Related Part (Note 2)	969,015	-

	1,636,566	1,466,722

COMMITMENTS
STOCKHOLDERS' EQUITY
(Deficit)
Capital Stock (Note 4)
Authorized: 100,000,000 common shares without par value Issued and outstanding: 33,341,840 common shares (December 31, 2008 - 30,827,047)	10,433,352	8,541,484
Additional Paid-in Capital	1,766,444	1,370,325
Accumulated Other Comprehensive Loss	(96,156)	(122,274)
Deficit	(12,251,006)	(9,469,819)

	(147,366)	319,716

	$1,489,200	$1,786,438

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies, Inc.
Consolidated Statements of Operations
(In US Dollars)
(Unaudited)

	For three months ended September 30,		For nine months ended September 30,
	2009	2008	2009	2008
Sales	$112,128	$654,885	$783,701	$2,188,272
Cost of sales (Note 6)	200,289	366,353	1,074,596	1,357,432

Gross profit (deficit)	(88,161)	288,532	(290,895)	830,840

Expenses
Advertising and promotion	96,959	108,555	251,572	225,360
Amortization & depreciation	7,527	6,761	19,978	20,288
Consulting & Contract Labour	345,814	459,080	571,568	649,448
General & Administrative	111,268	173,948	269,161	404,584
Interest	35,517	30,272	102,993	96,944
Professional Fees	77,470	175,909	203,723	277,567
Research & Development	88,646	110,608	249,891	393,529
Salaries & Benefits	194,932	346,076	658,035	1,114,658
Write down of equipment	-	-	163,371	-

	958,133	1,411,209	2,490,292	3,182,378

Net loss for the period	$(1,046,294)	$(1,122,675)	$(2,781,187)	$(2,351,538)

Loss per share (basic and diluted)	$(0.03)	$(0.04)	$(0.09)	$(0.08)

Weighted average number of common shares outstanding (basic and diluted)	31,994,498	30,239,043	31,744,224	29,005,092

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies, Inc.
Consolidated Statements of Cash Flows
(In US Dollars)
(Unaudited)

	For nine months ended September 30,
	2009	2008

Cash flows from (used in) operating activities
Net loss for the period	$(2,781,187)	$(2,351,538)
Adjustments to reconcile net loss to net cash from operating activities
Amortization & depreciation	19,978	20,288
Write down of equipment	163,371	-
Stock based compensation	589,899	665,593
Write down of inventory	137,000	-
Changes in working capital assets and liabilities
Decrease in accounts receivable	117,096	139,007
Decrease in inventory	599,405	(53,104)
Decrease (increase) in prepaid expenses	64,264	(46,277)
Increase (decrease) in accounts payable	36,732	(287,433)
Decrease in accrued liabilities	(87,955)	(32,688)
Increase in due to related parties	47,657	(11,925)

Net cash flows used in operating activities	(1,093,740)	(1,958,077)

Cash flows from (used in) investing activities
Purchase of equipment	(27,837)	(207,128)
Acquisition of trademarks & license	(41,950)	(710)

Net cash flows used in investing activities	(69,787)	(207,838)

Cash flows from (used in) financing activities
Issuance of capital stock	1,698,088	2,228,206
Notes payable	-	(100,000)
Related parties advances	200,000	225,000
Related parties payments	-	(35,000)
Long term debt	-	(871)
Short term loan	(25,590)	(1,367)
Capital lease obligation	-	(895)

Net cash flows from financing activities	1,871,498	2,315,073

Effect of exchange rate changes on cash and cash equivalents	26,118	(167,261)

Increase (decrease) in cash	734,089	(18,103)
Cash and cash equivalents, beginning of period	319,358	660,407

Cash and cash equivalents, end of period	$1,053,447	$642,304

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH FINANCING AND INVESTING ACTIVITIES:
Cash paid for interest	$37,042	$126,551
Cash paid for income taxes	$-	$-
Capital stock issued in settlement of accounts payable	$-	$9,600
Capital stock issued as finance fee	$-	$33,750

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

1.           Basis of Presentation

These unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles ("U.S. GAAP") for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended December 31, 2008, included in the Company's Form 10-K filed with the Securities and Exchange Commission. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These interim unaudited consolidated financial statements should be read in conjunction with the in the information included in the Company's Form 10-K filed on April 13, 2009 with the U.S. Securities and Exchange Commission.

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with US GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include: estimates of loss contingencies, product warranties, product life cycles, product returns, and stock-based compensation forfeiture rates. Actual results and outcomes may differ from management's estimates and assumptions.

We evaluated events occurring between the end of our fiscal quarter, September 30, 2009 and November 16, 2009 when the financial statements were issued.

2.           Related Parties Transactions

a)     On February 16, 2009, a director advanced the Company an additional $200,000 for a total amount due to the director, of $900,000. A new secured loan agreement was entered into, with an interest rate of 12% and a due date of February 16, 2011. An accrual for interest of $69,015 has been included in amounts due to related party as at September 30, 2009.

b)     During the nine month period ended September 30, 2009, $343,260 (2008 - $347,292) was incurred as remuneration to officers and directors of the Company. Of this amount, $208,260 (2008 - $212,292) is recorded as salaries and benefits expense and $135,000 (2008 - $135,000) is recorded as contract labour expense.

3.           Short term loan

The Company was advanced funds in the amount of $26,590 (CDN $32,360) from the Canadian Department of Foreign Affairs and International Trade under its Program for Export Market Development ("PEMD") to be used to promote the sales of Canadian goods in foreign markets. The agreement was signed on January 7, 2004, and there is no interest charged on the outstanding amount. The total amount owing to PEMD was repaid on February 13, 2009.

Naturally Advanced Technologies Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

4.           Capital Stock

During the period ended September 30, 2009, the Company issued shares of common stock as follows:

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

d)      In September 2009, 833,060 units were issued at $1.10 per unit, for proceeds of $916,366. Each unit consists of one common share and one/half non-transferable common stock purchase warrant exercisable at $1.38 per share, expiring in September, 2012. The estimated fair value of the warrants is $260,013 using the Black Scholes option pricing model using a 3 year term, an expected volatility of 75% and a risk free interest rate of 1.54%. As compensation for the private placement, 63,793 agents warrants were issued with an estimated fair value of $44,644, using the Black Scholes option pricing model using a 3 year term, an expected volatility of 75% and a risk free rate of 1.54%. The Company paid a total $64,437 for agent commissions and other expenses which have been recorded as share issue costs

e)      In July, August and September 2009, 970,000 shares were issued pursuant to the exercise of employee and consultants options between $0.31 and $1.15 per share for proceeds of $ 329,750.

f)      In August and September 2009, 155,233 shares were issued pursuant to the exercise of warrant shares at $1.00 and $1.35 per share for proceeds of $ 169,933.

Share purchase warrants outstanding at September 30, 2009, are summarized as follows:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (yr)

$1.10 - $1.95	1,319,788	1.56

Share purchase warrants outstanding are:

	Shares	Weighted-Average Exercise Price

Warrants outstanding at December 31, 2008	2,869,277	$1.10

Warrants granted during the period	501,323	$1.34
Warrants expired during the period	(1,501,578)	$0.76
Warrants exercised during the period	(549,234)	$0.85

Warrants outstanding at September 30, 2009	1,319,788	$1.69

Naturally Advanced Technologies Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

4.           Capital Stock (cont.)

Stock options outstanding at the September 30, 2009 are summarized as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yr)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.31 - $0.50	395,000.65		$0.49	395,000	$0.49
$0.80 - $1.45	3,268,500	1.47	$1.02	2,467,197	$0.74

	3,663,500	1.38	$0.96	2,862,197	$0.70

Stock options outstanding are:

	Shares	Weighted-Average Exercise Price

Options outstanding, December 31, 2008	4,419,257	0.76
Options exercised during the period	(1,132,500)	0.34
Options granted during the period	673,000	1.13
Options cancelled during the period	(96,257)	0.97
Options expired during the period	(200,000)	0.50

Options outstanding, September 30, 2009	3,663,500	$0.97

During the nine month period ended September 30, 2009, 1,132,500 options were exercised and a total of $238,424 has been reclassified from additional paid-up capital to capital stock.

During the nine month period ended September 30, 2009, the Company granted a total of 673,000, three year common stock options to employees and consultants, exercisable between $1.01 and $1.15 per share, which were valued at $394,365. These options were granted under the terms of the Company's 2008 Fixed Share Option Plan.

The fair value of options issued during the period ended September30, 2009, was determined using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rates	1.13% to 1.88%
Volatility factor	77% to 78%
Expected life of options, in years	3
Weighted average fair value of options granted	$1.13

During the nine month period ended September 30, 2009, 455,577 (2008 - $Nil) options vested under the Company's 2008 Fixed Share Option Plan, and accordingly an expense of $269,970 (2008 - $Nil) was recorded with respect to those options, $218,020 (2008 - $Nil) was included in Consulting & Contract Labour expense and $51,950 (2008 - $Nil) was included in Salaries & Benefits expense.

During the nine month period ended September 30, 2009, 567,440 (2008 - 1,329,263) options vested under the Company's 2006 Fixed Stock Option Plan, and accordingly an expense of $309,994 (2008 - $655,659) was recorded with respect to those options, $133,948 (2008 - $424,096) was included in Consulting & Contract Labour expense and $176,046 (2008 - $231,562) was included in Salaries & Benefits expense.

During the nine month period ended September 30, 2009, 50,000 (2008: 50,000) options vested under the Company's 2004 Fixed Stock Option Plan, and accordingly $9,935 (2008: 9,934) was recorded in Consulting & Contract Labour expense with respect to those options.

Naturally Advanced Technologies Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

5.           Note payable

The remaining $200,000 owing on the note payable was due on July 22, 2009. The Company requested an extension of the due date from the note holder, but have not received notice that the extension was granted.

6.           Inventory

During the nine months ended September 30, 2009, the Company wrote down inventory by $137,000 (2008 - $Nil). During the three months ended September 30, 2009, the Company wrote down inventory by $137,000 (2008 - $Nil).

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

As a result of testing of Crailar Organic Fibers at NC State University during the third quarter of 2009, the Company entered into joint development agreements with Hanesbrands, and Georgia Pacific Consumer Products. The Company will be conducting further evaluation of its Crailar Organic Fibers with both commercialization partners over the course of the next four months, with a view to arriving at commercialization terms at the successful conclusion of those trials.

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

       HTnaturals Apparel Corp.

We, through our wholly owned HTnaturals Apparel Corp. ("HT") division, were also a provider of environmentally sustainable hemp, bamboo, organic cotton and soy blended apparel. Founded in 1998 in response to the growing demand for environmentally friendly, socially responsible clothing, we adhere to a "triple bottom line" philosophy, respecting the human rights of employees, the environmental impact of our operations and fiscal responsibility to our shareholders. The Company plans to strategically reduce its inventory of seasonal and basics apparel items over the course of the year as it focuses its resources on its Crailar technology.

Results of OperationS

Comparison of Q3 2009 financial results with Q3 2008 financial results.

Three months ended September 30 Nine months ended September 30,
	2009	2008	% Change	2009	2008	% Change
Sales	$112,128	$654,885	(83%)	$783,701	$2,188,272	(64%)
Gross Profit (Deficit)	($88,161)	$288,532		($290,895)	$830,840
Net Loss	($1,046,294)	($1,122,675)	7%	($2,781,187)	$(2,351,538)	(18%)
Loss/share	($0.03)	($0.04)		($0.09)	($0.08)

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2009 COMPARED WITH NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2008

Revenue and Gross Margins

Our net operational loss during the nine-month period ended September 30, 2009, was ($2,781,187) compared to ($2,351,538) during the nine-month period ended September 30, 2008 (an increase in loss of $429,649). The increase in net loss was due to reduced apparel sales, reduced margins associated with the closing of our apparel business and the write down of equipment associated with Crailar fiber development.

Operating Expenses

During the nine-month period ended September 30, 2009, we recorded operating expenses of $2,490,292 compared to operating expenses of $3,182,378 during the nine-month period ended September 30, 2008 (an decrease of $692,086). The change in operating expenses is due to the reduction of overhead and labour costs associated with the company's apparel business.

Operating expenses consisted of: (i) $251,572 (2008: $225,360) in advertising and promotion; (ii) $19,978 (2008: $20,288) in amortization and depreciation; (iii) $571,568 (2008: $649,448) in consulting and contract labor; (iv) $269,161 (2008: $404,584) in general and administrative expenses; (v) $102,993 (2008: $96,944) in interest; (vi) $203,723 (2008: $277,567) in legal and accounting; (vii) $249,891 (2008: ($393,529) in research and development; (viii) $658,035 (2008: $1,114,658) in salaries and benefits; and (ix) write down of equipment $163,371 (2008: $Nil).

Advertising and promotion expenses increased to $251,572 for the nine-month period ended September 30, 2009, from $225,360 compared to the same period in 2008 as the Company has hired an outside marketing firm for IR and media consulting.

Consulting and contract labor expenses decreased to $571,568 for the nine-month period ended September 30, 2009, from $649,448 compared to the same period in 2008 as the closing of the apparel business takes effect.

General and administrative expenses decreased to $269,161 for the nine-month period ended September 30, 2009, compared to $404,584 for the same period in 2008. The decrease in general and administrative expenses was related to closing the apparel warehouse location.

Research and development costs were $249,891 for the nine-month period ended September 30, 2009 compared to $393,529 for the same nine-month period in 2008. During this period, research and development was mainly focused on the refinement of the Crailar Organic Fiber process, and the major development costs of this refinement are already in place. A write down of equipment used in the Crailar pilot plant also took place in this period. It was originally thought the equipment could be used in future Organic Fiber production, however, the process changed during the quarter and the equipment was deemed obsolete. The amount of the write down was $163,371 and the equipment was used to develop the Organic Fiber process to commercial scale.

Salaries and benefits expenses decreased to $658,035 for the nine-month period ended September 30, 2009, compared with $1,114,658 for the same period in 2008. This decrease was due to the closing of the warehouse location and the reduction of staff associated with the Company's apparel business.

Legal and accounting decreased to $203,723 for the nine-month period ended September 30, 2009, compared with $277,567 for the same period in 2008. This decrease was due the costs associated with the Company listing on the Venture exchange in 2008.

Net Loss

The net loss for the nine-month period ended September 30, 2009, was ($2,781,187), or ($0.09) per share, compared to a loss of ($2,351,538), or ($0.08) per share, for the same period in 2008, which is an increase in net loss of ($426,649). The increase in loss was primarily due to reduced margins as the apparel business is closed and the writing down of equipment used in the pilot plant in Montreal. For the nine-month period ended September 30, 2009, the weighted average number of shares outstanding was 31,744,224 compared to 29,005,092 at September 30, 2008.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2009 COMPARED WITH THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2008

Revenue and Gross Margins

The Company's net operational loss during the three-month period ended September 30, 2009, was ($1,046,294) compared to ($1,122,675) during the three-month period ended September 30, 2008, a decrease in loss of 7%. The Company generated gross revenues of $112,128 during the period ended September 30, 2009, compared to $654,885 in gross revenues for the three-month period ended September 30, 2008, down 83%.

The Company posted a gross deficit of ($88,161) during the three-month period ended September 30, 2009, compared to a gross profit of $288,532 for the same period in 2008. This gross margin deficit is due to the Company closing its apparel business and discounting its inventory in order to focus on its Crailar technology.

Operating Expenses

During the three-month period ended September 30, 2009, the Company recorded operating expenses of $958,133 compared to operating expenses of $1,411,209 for the same period in 2008, a decrease of $453,076. Operating expenses consisted of: (i) $96,959 (2008: $108,555) in advertising and promotion; (ii) $7,527 (2008: $6,761) in amortization and depreciation; (iii) $345,814 (2008: $459,080) in consulting and contract labour; (iv) $111,268 (2008: $173,948) in general and administrative expenses; (v) $35,517 (2008: $30,272) in interest; (vi) $77,470 (2008: $175,909) in professional fees; (vii) $88,646 (2008: $110,608) in research and development; and (viii) $194,932 (2008: $346,076) in salaries and benefits.

Advertising and promotion expenses decreased to $96,959 for the three-month period ended September 30, 2009, from $108,555 for the same period in 2008. This decrease was due to no apparel advertising and marketing programs in the quarter.

Consulting and contract labor expenses decreased to $345,814 for the three-month period ended September 30, 2009, from $459,080 for the same period in 2008, due to a decrease in contract labour costs associated with our apparel business and a decrease in the number of options vesting.

General and administrative expenses decreased to $111,268 for the three-month period ended September 30, 2009, compared to $173,948 for the same period in 2008. The decrease in general and administrative expenses was related to the closing of the apparel office and warehouse location.

Interest costs for the three-month period ended September 30, 2009, were $35,517 compared with $30,272 for the same period in 2008 do to the increase in amount of loan owed to a director.

Professional fees were $77,470 for the three month period ended September 30, 2009, compared to $175,909 for the same three-month period in 2008. This decrease was due the costs associated with the Company listing on the Venture exchange in 2008.

Research and development costs were $88,646 for the three-month period ended September 30, 2009, compared to $110,608 for the same three-month period in 2008. During this period, research and development was mainly focused on the refinement of the Crailar Organic Fiber process, and the major development costs of this refinement are already in place.

Salaries and benefits expenses decreased to $194,932 for the three-month period ended September 30, 2009, compared with $346,076 for the same period in 2008. This decrease increase was due to the reduction of staff as the company prepares to close its apparel business.

Net Loss

The net loss for the three-month period ended September 30, 2009, was ($1,046,294), or ($0.03) per share, compared to a loss of ($1,122,675), or ($0.04) per share, for the same period in 2008, which is a decrease in the net loss of $76,381 or 7%. This decrease in loss was primarily due to the costs savings associated with closing the apparel business. For the three-month period ended September 30, 2009, the weighted average number of shares outstanding was 31,994,498 compared to 30,239,043 at September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, the Company's current assets were $1,269,184 and the Company's current liabilities were $667,551, which resulted in working capital of $601,633. As at September 30, 2009, total assets were $1,489,200, consisting of: (i) $1,053,447 in cash and cash equivalents; (ii) $116,587 in trade accounts receivable; (iii) $29,025 in inventory; (iv) $70,125 in prepaid expenses and other; (v) $131,186 in property and equipment; and (vi) $88,830 in intangible assets.

As at September 30, 2009, total liabilities were $1,636,566 and were comprised of; (i) $337,861 in accounts payable; (ii) $129,690 in accrued liabilities; (iii) $969,015 in amounts due to related party; (iv) $200,000 in note payable.

Stockholders' equity (deficit) decreased by $467,082 from $319,716, at December 31, 2008, to $(147,366) as at September 30, 2009.

As of September 30, 2009, the Company had cash and cash equivalents of $1,053,447 compared with $319,358 at December 31, 2008, an increase of $734,089.

The cash flows used in operations for the nine-month period ended September 30, 2009, were ($1,093,740) compared with ($1,958,077) for the same period in 2008. Cash flows used in operations for the nine-month period ended September 30, 2009, consisted primarily of a net loss of ($2,781,187); $19,978 in depreciation and amortization; write down of equipment $163,371; stock based compensation of $589,089; write down of inventory of $137,000; a decrease in accounts receivable of $117,096; a decrease in inventory of $599,405; a decrease in prepaid expenses of $64,264; a combined decrease in accounts payable and accrued liabilities of ($51,223); and an increase in amounts due to related parties of $47,657.

The cash flows used in investing activities for the nine-month period ended September 30, 2009, were ($69,787) compared to ($207,838) for the same period in 2008. Cash flows used in investing activities during the nine months ended September 30, 2009 consisted of (i) a purchase of property and equipment totaling ($27,837) and (ii) the acquisition of trademarks and licenses for ($41,950).

Cash flows provided by financing activities at September 30, 2009, totaled $1,871,498 versus $2,315,073 during the same period in 2008 as the Company (i) issued $1,698,088 of capital stock for cash (2008: $2,228,206); (ii) received $200,000 as a loan from a director; and (iii) decreased its short term debt by ($25,590).

The effect of exchange rates on cash resulted in an unrealized gain of $26,118 for the nine-month period ended September 30, 2009, compared with a ($167,261) of unrealized loss in the same period of 2008.

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

Crailar®

Management expects to continue expanding its business platform through the development and commercialization of CRAILAR® technology for bast fiber processing and production, with resulting textile, composite, pulp and fiber products expected to address inherent environmental problems currently affecting these industries. Management recognizes the disruptive potential that the CRAILAR® technology platform possesses for global textile, composite material, pulp and paper, and energy markets. As such, management is focusing on our growth through the commercialization of CRAILAR®, which is expected to begin generating revenues in 2009. Management believes that an ongoing relationship in the form of joint ventures with established market leaders in both the Organic Fibers division and the Advanced Materials division would be the optimum commercialization strategy. Currently, testing and further development of fiber is taking place in conjunction with leading global brands Hanesbrands Inc, and Georgia Pacific Consumer Products, as announced in the quarter..

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

MATERIAL COMMITMENTS

Rana Corp.

A significant commitment for us during fiscal year 2009 is the principal amount of $200,000 due and owing pursuant to a secured and subordinated loan agreement with Rana Corp. ("Rana"). The term of the loan is from July 21, 2007, until April 22, 2009, at 12% per annum, calculated semi-annually, with payments due semi-annually. The loan was is now due on July 22, 2009. There was no fee paid for arranging the renewal of the loan. As at September 30, 2009, accrued interest on the loan was $95,787, which was included in accrued liabilities. As of the date of this report the company has not repaid the loan and has requested an extension from Rana. The security granted to Rana is: (i) a fixed charge and a security interest in our existing accounts receivable insurance policy obtained through Export Development Canada and St. Paul Guarantee Insurance Company respecting losses sustained by us; and (ii) a floating charge and a security interest in all of our assets, subject and subordinate to any borrowing by us with banks and lending institutions.

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

NRC Agreement

An additional significant commitment for the Company in fiscal year 2009 is the Joint Collaboration Agreement (JCA) the Company entered into with the NRC during 2008 to continue to develop a patentable enzyme technology for the processing of hemp fibers. Phase II of this agreement is for a three year term, which expires on May 9, 2010. The NRC is to be paid as it conducts work on the joint collaboration. As the NRC completes research and development work, the monies become due. There are no further costs or other off-balance sheet liabilities associated with the NRC JCA agreement. Over the term of the agreement, the Company will pay the NRC $341,832 ($366,000 CDN), of which $116,676 ($124,925 CDN) is due in 2009. The amount due in Q3 -2009, $28,241 ($30,238 CDN), was paid as of the date of these financial statements. In addition to cash payments, the Company is to contribute $2,148,127 in research and development over the course of the JCA.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported in our Current Report on Form 8-K filed the SEC on September 21, 2009, no September 21, 2009, we closed a non-brokered private placement (the "Offering") consisting of 833,060 units (each a "Unit"), at a subscription price of $1.10 per Unit, for gross proceeds of $916,366. Each Unit is comprised of one share of our common stock (each a "Share") and one-half of one share purchase warrant (each a "Warrant"), with each whole Warrant entitling the holder thereof to purchase one additional Share (each a "Warrant Share") at an exercise price of $1.38 per Warrant Share until September 21, 2012. We relied on exemptions from registration under the Securities Act provided by (i) Rule 506 for U.S. accredited investors with respect to eight of the thirteen subscribers in the Offering and (ii) Regulation S with respect to the remaining five subscribers in the Offering.

All Shares issued and any Warrant Shares issued in connection with the exercise of any of the Warrants, if any, will be subject to a four month hold period expiring on January 22, 2010, in accordance with the policies of the TSX Venture Exchange and applicable securities laws.

Finder's fees of $61,904 in cash were paid and 63,793 share purchase warrants (each a "Finder's Warrant") were issued, with each such Finder's Warrant being exercisable for one Unit of the Company, at an exercise price of $1.10 per Unit, all on the same terms and conditions as the Units issued under the Offering.

Proceeds of the Offering are intended be used to advance development of the Company's business and for general working capital.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Securities Holders

We held an annual general meeting of our shareholders on August 5, 2009. We solicited proxies through a Notice and Information Circular, which were filed as part of a definitive proxy statement filed on Schedule 14A with the SEC on July 12, 2009. The following matters were voted on and approved at the meeting, with the following number of votes cast for, against, or withheld as to each matter, as well as the number of abstentions and broker non-votes:

Matter	For	Against	Withheld	Abstain	Broker Non-Votes
1. Set the number of Directors at seven	19,581,749	62,500	0	0	0
2. Elect the Following Directors: a. Kenneth Barker	19,581,749	0	62,500	0	0
b. Robert Edmunds	19,581,749	0	62,500	0	0
c. Jason Finnis	19,581,749	0	62,500	0	0
d. Larisa Harrison	19,569,399	0	74,850	0	0
e. Miljenko Horvat	19,581,399	0	62,850	0	0
f. Peter Moore	19,522,699	0	121,550	0	0
g. Guy Prevost	19,581,649	0	62,600	0	0
3. Appoint Dale Matheson Carr-Hilton LLP as Auditors for the ensuing year andauthorizing Directors to fix their remuneration	19,600,924	0	43,324	0	0
4. Approx the Company's Stock Option Plan	12,899,934	82,800	0	0	6,661,515

Item 5.  Other Information

None.

Item 6.  Exhibits
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.1	Master Agreement for Technology Development between Alberta research Council and Crailar Fiber Technologies dated January 1, 2007. (2)
10.2	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Meriwether Accelerators LLC dated November 27, 2007 with effective date of August 24, 2007. (3)
10.3	2006 Stock Option Plan (4)
10.4	Renewal of CEO Executive Services Agreement Between Naturally Advanced Technologies Inc. And Meriwether Accelerators LLC dated October 14, 2008 (5)
10.5	2008 Fixed Share Stock Option Plan (6)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 31, 2005.

(2) Filed as an exhibit to our Form 8-K as filed with the Securities and Exchange Commission on June 25, 2007.

(3) Filed as an exhibit to our Form 8-K as filed with the Securities and Exchange Commission on December 21, 2007.

(4) Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on April 2, 2007.

(5) Filed as an exhibit to our Form 8-K as filed with the Securities and Exchange Commission on October 28, 2008.

(6) Filed as an exhibit to our Form S-8 as filed with the Securities and Exchange Commission on October 10, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATURALLY ADVANCED TECHNOLOGIES INC.

By:       "Kenneth C. Barker"
             Kenneth C. Barker
             Chief Executive Officer, and a director
             Date: November 16, 2009

By:       "Guy Prevost"
             Guy Prevost
             Chief Financial Officer and a director
             Date: November 16, 2009