Form 10-K
period 2009-12-31
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2010-04-13
CIK 1210294

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-K

Mark One

[ X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No.: 0-50367

Naturally Advanced Technologies Inc. (Exact name of registrant in its charter)

British Columbia (State or other jurisdiction of incorporation or organization)	98-0359306 (I.R.S. Employer Identification No.)

1008 Homer Street, Suite 402, British Columbia, Canada V6B 2X1 (Address of principal executive offices)

(604) 683-8582 (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Name of each exchange on which registered:
None	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, without par value
(Title of Class)

Indicate by checkmark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        [    ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.       [    ] Yes    [X] No

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.        [X] Yes    [    ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [   ] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter, was $17,905,155.

The registrant had 33,456,840 common stock outstanding as of April 8, 2010.

Forward-Looking Statements

Statements made in this Form 10-K that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Available Information

We file annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the SEC at the SEC's Public Reference Room, 100 F Street, N.E., Washington, D.C., 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC's website at http://www.sec.gov.

PART I

ITEM 1.            BUSINESS

Corporate Structure and Subsidiaries

We were incorporated under the laws of British Columbia, Canada, on October 6, 1998, under the name "Hemptown Clothing Inc." The current corporate structure is a single public company, incorporated under the Business Corporations Act (British Columbia). On February 22, 2006, our Board of Directors authorized and approved the change in our corporate name to "Naturally Advanced Technologies Inc." and the subsequent filing of the Amendment with the Registrar of Companies for the Province of British Columbia. This name change to Naturally Advanced Technologies Inc. became effective March 21, 2006, and our trading symbol for our shares of common stock trading on the OTC Bulletin Board has been changed to "NADVF:OB". Our shares of common stock commenced trading under the symbol "NAT.V" on the TSX Venture Exchange (the "TSX-V") at the opening of market on July 8, 2008.

We were founded in response to the growing demand for environmentally friendly, socially responsible clothing, and we adhere to a "triple bottom line" philosophy, respecting the human rights of employees, the environmental impact of our operations and fiscal responsibility to our shareholders. Please note that throughout this Annual Report, and unless otherwise noted, the words "we," "our," "us," or the "Company" refer to Naturally Advanced Technologies Inc. and our subsidiaries, unless the context otherwise requires.

CRAiLAR® Fiber Technologies Inc.

Our wholly owned subsidiary CRAiLAR® Fiber Technologies Inc. ("CRAiLAR®") was incorporated on April 5, 2005. It was incorporated for the purpose of developing Bast Fiber Technology for uses in textiles, cellulose pulp, paper, and composites.

HTnaturals Apparel Corp.

HTnaturals Apparel Corp. ("HTnaturals") was incorporated under the laws of the Province of British Columbia on December 7, 2007, for the purpose of carrying out the natural and sustainable apparel portion of our business. We, through our wholly owned subsidiary HTnaturals, were also a provider of environmentally sustainable hemp, bamboo, organic cotton and soy blended apparel.

During our fiscal year ended December 31, 2009 we discontinued our apparel division in order to focus our resources on our CRAiLAR® technology.

0697872 B.C. Ltd.

Our wholly-owned subsidiary, 0697872 B.C. Ltd., was incorporated under the laws of the Province of British Columbia on June 18, 2004, and held the title to real property located in Craik, Saskatchewan. We decided against proceeding with the intended use of the property and returned all rights to the town of Craik.

Hemptown USA, Inc.

Our wholly-owned subsidiary, Hemptown USA, Inc., was incorporated under the laws of the State of Nevada on November 22, 2004, for factoring purposes so that business dealings can be accomplished daily without currency valuations and fluctuations, as well as to provide an American base inventory control to customers.

Business Operations

We are a Cleantech company focused on providing environmentally friendly textile, composite, biomass and pulping solutions through the cost effective process of industrial hemp and other bast fiber crops. We are committed to bringing sustainable bast fiber-based products to market, providing environmentally friendly natural fiber alternatives for a broad range of existing and emerging product applications, with equivalent or superior performance characteristics to cotton, wood or fossil-fuel based competitors. As of the date of this Annual Report, our business operations consist of the development and execution of our proprietary processing platforms called CRAILAR® and CRAiLEXTM technologies, which are bast fiber processing technologies targeted at the textile, pulping, composite and plastics industries.

We are organized into four product silos to best develop, test and commercialize our various technology platforms. These include:

  CRAiLEXTM Advanced Materials: (near term development/commercialization) Focused on applications for our eco-friendly cellulosic pulp, the Advanced Materials division develops technologies for the processing of these cellulose-based fibers in Pulp and Paper, Bioplastics and Performance Apparel industries.

  CRAiLAR® Organic Fibers: (near term development/ commercialization) The Organic Fibers division is responsible for CRAILAR® applications in the apparel and textile industries. Using the core fiber from the bast fiber crop, CRAILAR® Organic Fibers can be spun into a traditional yarn.

  Bio-fuels: (long term development/commercialization) This division will be developing third generation biofuels that can be made from hempseed as well as cellulosic sources like residual fibers.

  Agriculture: (long term development/commercialization) The Agriculture division is concerned with developing the most optimal plants for each type of CRAILAR® application.

The Naturally Advanced Technologies Solution

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

We have dismantled the second barrier. In concert with our key technology partners the Alberta Research Council and the National Research Council of Canada, We have developed proprietary technologies (the CRAiLAR® and CRAiLEXTM platforms) to process hemp fiber into superior decorticated bast fiber, organic bast fiber, dissolving pulp and fluff pulp; all environmentally friendly products that are fully fungible with traditional pulp and cotton processing lines. These products offer the comfort apparel, absorbent pulp and paper, and performance apparel sectors the ability to substitute superior natural fiber alternatives into their existing production lines, while unlocking a host of additional commercial opportunities in existing and emerging markets.

We are developing proprietary technology for the engineering, processing and production of textile fibers, composite materials, cellulose pulp, and their resulting byproducts. Developed in collaboration with the National Research Council of Canada and the Alberta Research Council, the CRAILAR® and CRAiLEXTM biomass technology platforms offer cost-effective and environmentally friendly processing and production of industrial hemp for global textile, composite material, pulp and paper and energy markets. We have the global exclusive rights to any new intellectual property developed under these collaborations. The technology developed is expected to displace some cotton and organic cotton use in textiles, some polyester and nylon use in performance textiles, some fiberglass use in composite materials, some wood pulp use in pulp and paper applications and some oil and gas use in energy markets. The feedstock source is environmentally efficient industrial hemp, however, the feedstock source can also be from other environmentally efficient bast fibers, such as flax. During the third quarter of 2008, fiber was spun and then knitted into fabric suitable for T-shirt or other knit garments using the CRAiLAR® Organic Fibers technology.

As a result of testing of CRAiLAR Organic Fibers at NC State University during the third quarter of 2008, we entered into joint development agreements with Hanesbrands, and Georgia Pacific Consumer Products. We will be conducting further evaluation of our CRAiLAR Organic Fibers with both commercialization partners over the course of the next four months, with a view to arriving at commercialization terms at the successful conclusion of those trials.

Strategic Alliances

National Research Counsel of Canada

Collaboration Agreement

Initial Agreement. We entered into a collaboration agreement dated May 7, 2004, (the "Collaboration Agreement") with the NRC for an initial three-year term, pursuant to which we have developed the CRAiLAR® Technology patentable enzymatic process for extracting and cleaning hemp fiber and converting it into a proprietary fiber called CRAiLAR®. This entails researching and developing an environmentally-friendly and economically viable system based on industry-grade (or NRC-designed) enzymes for the extraction of clean fibers from industrial hemp, including the removal of dirt and the residual pectin from the sought-after hemp fibers and the separation of fine fibers in a manner that is environmentally acceptable while maintaining characteristics suitable for the textile industry.

Pursuant to the terms and provisions of the Collaboration Agreement:

  NRC shall provide certain expertise and know-how for the process and engineering of enzymes beneficial to the textile industry;

  NRC shall contribute to the project work valued at approximately $661,184 (CDN$671,498); and

  (iii) we shall contribute research and development to the project valued at approximately $544,998 (CDN$553,500).

Under the terms of the Collaboration Agreement, we paid NRC $277,668 (CDN$282,000) in cash. In addition to cash payments, we contributed research and development valued at approximately $544,998 (CDN$553,500). All amounts payable pursuant to the terms of the Collaboration Agreement have been paid.

Renewal. On approximately December 7, 2007, we entered into a three-year renewal of the terms and provisions of the Collaboration Agreement with NRC concerning the continued scientific research and development of the advanced enzyme technology for the extraction and cleaning of industrial hemp fiber for the textile sector. The project commenced approximately May 10, 2007, and the Collaboration Agreement expires on May 9, 2010. We believe that the extended Collaboration Agreement will assist us with continued work on patentable enzyme technology for the processing of hemp fibers and ensure the continuing of the original research team to facilitate ongoing collaboration. We believe that further research and development of the CRAiLAR® Technology is consistent with the NRC's mandate to contribute to the global competitiveness of Canadian industry and the NRC National Program in Bioproducts announced in March 2007.

Pursuant to the terms and provisions of the Collaboration Agreement as renewed:

  NRC shall provide to the Project certain expertise and know-how for the process and engineering of enzymes beneficial to the textile industry;

  NRC shall contribute to the project work valued at approximately $2,264,671 (CDN$2,300,000);

  we shall contribute research and development to the project valued at approximately $879,316 (CDN$893,033); and

  we shall pay to NRC an aggregate of $360,378 (CDN$366,000) over the three-year term in accordance with an established schedule.

Modified Collaboration Agreement. In recognition of the pending completion of the research phase for the enzyme processing of hemp fibres under the renewed Collaboration Agreement, we and the NRC sought to refocus our research efforts towards the development of cellulose technology for the production of lignocellulostic ethanol. Accordingly, on approximately February 19, 2010, pursuant to the terms of an amending agreement between us and the NRC (the "Modified Collaboration Agreement"), the parties agreed to modify the terms of the renewed Collaboration Agreement as follows:

  the estimated total cost of the project was amended to $6,442,776 (CDN$6,771,358) , representing the $3,388,233 (CDN$3,561,033) cost of the renewed Collaboration Agreement plus $3,054,543 (CDN$3,210,325) for the new work contained in the Modified Collaboration Agreement;

  the amount that we will pay to NRC in cash was amended to $598,725 (CDN$629,260), $348,240 (CDN$366,000) of which was the contribution owing under the renewed Collaboration Agreement, plus $250,485 (CDN$263,260) for new work contributions under the Modified Collaboration Agreement;

  the estimated amount that we will contribute to the project was amended to 3,472,883 (CDN$3,650,000), which represents the $2,188,392 (CDN$2,300,000) owed under the renewed Collaboration Agreement plus $1,284,491 (CDN$1,350,000) for new work contributions under the Modified Collaboration Agreement;

  the estimated amount that the NRC will contribute to the project was amended to be $2,369,265 (CDN$2,409,098), which represents the $849,698 (CDN$893,033) from the renewed Collaboration Agreement plus $1,519,567 (CDN$1,597,065) for new work contributions under the Modified Collaboration Agreement; and

  the expiration date of the Collaboration Agreement was amended to be May 9, 2012. With respect to all other terms, the parties confirmed the terms of the renewed Collaboration Agreement.

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

As of the date of this Annual Report, we have paid an initial $20,525 (CDN$25,000) to NRC and will pay an ongoing royalty percentage on sales of products derived from the CRAiLAR® process of 3% to NRC with a minimum annual payment set at $14,190 (CDN$15,000). During our fiscal year ended December 31, 2009, we paid $7,095 (CDN$7,500) and accrued $7,095 (CDN$7,500) of the minimum annual royalty.

Alberta Research Council (ARC)

Master Agreement for Technology Development

On approximately June 13, 2007, we entered into a master agreement for technology development dated effective as of January 1, 2007, (the "Technology Development Agreement") with ARC. The purpose of the Technology Development Agreement is to further develop the CRAiLEX® Technology for use in textile, composite and pulp applications. The Technology Development Agreement is an umbrella agreement for the development of the CRAiLEXTM Advanced Materials products. Under the terms of the Technology Development Agreement, we are entitled to the option of an exclusive, worldwide royalty bearing license to use any new intellectual property developed pursuant to a project agreement.

We entered into the Technology Development Agreement with ARC to formalize the collaboration and licensing duties of each party regarding development of the technology related to our CRAiLEXTM Advanced Materials; for the identification of associated potential opportunities, applications and projects related to the development of CRAiLEXTM; and the subsequent manufacture, marketing, distribution and sale of CRAiLAR® Series Fiber products (collectively, the "Project Agreements").

In accordance with the terms and provisions of the Technology Development Agreement:

  we shall initially pay to ARC US$9,846 (CDN$10,000) on April 1, 2007, (which has been paid) and subsequently $24,616 (CDN$25,000) per calendar quarter on the first day of each calendar quarter commencing July 1, 2007, which sums shall be used exclusively for the purpose of our contributions required pursuant to the Project Agreements all of which were paid in 2007;

  we shall provide work-in-kind of a value of CDN$25,000 per calendar quarter commencing April 1, 2007, as part of our contributions to the Project Agreements, which are contingent upon there being in effect one or more Project Agreements requiring financial contributions from and services by us;

  we shall pay to ARC the fees and expenses set out in each Project Agreement;

  with respect to all Project Agreements, we shall be entitled to an option for an exclusive worldwide royalty-bearing license to use the intellectual property developed pursuant to such Project Agreement; and

  we shall pay to ARC a royalty of 3% of the gross sales for the first $49,231,981(CDN$50,000,000) of gross sales and 1.5% of gross sales for all gross sales in excess of $49,231,981(CDN$50,000,000).

As at December 31, 2009, we accrued $55,000 for projects that completed in 2009. Since the signing of the Technology Development Agreement, we have paid $Nil to ARC relating to the 3% royalty fee. The Technology Development Agreement is in effect as long as there is an active Project Agreement.

Research and Development

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

In May 2007, the ARC filed two provisional patent applications related to decortication and degumming technologies for which we have secured exclusive worldwide licensing rights from the ARC. We completed the installation of proprietary decortication equipment at the ARC. We completed proof of concept testing on the proprietary degumming technology at the NRC's Industrial Materials Institute in Montreal. Test results were in line with expectations and suitable for industrial use.

During 2009, our research and development efforts for CRAiLAR® Organic Fibers was concentrated on producing fiber for spinning trials. Different variations of our enzymatic process, drying, carding and equipment was tested to optimize the fiber for spinning using traditional cotton spinning equipment. These research and development efforts led to the successful initial spinning trials of CRAiLAR® organic fibers. The spinning trials were sponsored by Hanesbrands Inc. at North Carolina State University. We carded and spun a blended CRAiLAR® yarn on a cotton ring spinning system with no modifications using CRAiLAR® organic fibers technology. The resulting 20/1 Ne* ring spun yarn was knitted into a 5-ounces per square yard jersey fabric. Management believes that this was the first time hemp was processed on conventional cotton spinning equipment.

Through CRAiLEXTM Advanced Materials we concentrated our research and development to refining our decortication technology and producing enough decorticated fiber for tests using our proprietary pulp. We engaged an independent testing company to verify the quality of our dissolving pulp and their test results confirmed our ARC lab results and showed the CRAiLEXTM dissolving pulp has qualities far in excess of standard soft or hardwood pulps on the market. We also began commercial trials at a leading North American consumer paper products company where paper products made from our pulp were successfully made and further market applications for CRAiLEXTM pulp were determined.

We have invested a considerable amount of time and effort into product research and development. Our research and development costs for our fiscal year ended December 31, 2009 totaled $482,052 (2008 - $548,231), of which approximately $ 476,763 was attributable to the CRAiLAR® and CRAiLEXTM technology development (2008 - $ 516,656).

Trademark and Domain Name Rights

In September 2005, we trademarked the term CRAiLAR® to identify our proprietary technology platform relating to the engineering, processing and production of bast fibers including technology co-developed with and licensed from the NRC. Under the CRAiLAR® Technology platform, we have secured the exclusive worldwide licensing rights to intellectual property arising from our collaborative research agreements. In May 2007, the NRC filed a patent application for intellectual property related to the extraction of hemp fibers, under the Patent Cooperation Treaty simultaneously seeking protection in up to 117 countries worldwide. We have secured the exclusive worldwide licensing rights from ARC related to the CRAiLEXTM Technology for use in textile, composite and pulp applications.

We are currently evaluating partnering opportunities for multiple product development and commercialization of our proprietary CRAiLAR® and CRAiLEXTM Technologies for environmentally sustainable bast fiber processing and production. Exclusive international licensing rights to these patent applications allow us to protect our investment to date in the development of CRAiLAR® and CRAiLEXTM Technologies and confidently move forward in seeking an appropriate development and commercialization partner.

We also own the web sites www.naturallyadvanced.com ,www.crailar.com and www.crailex.com.

Marketing Strategy

Our primary target markets are the natural yarn, the cellulose pulp and composites markets. We believe that our technologies have the potential to redefine the platform of sustainable yarns, delivering a complete solution from a consumer's perspective. This implies market relevant performance attributes that are also cost benefit relevant, in a delivery that is sustainable and transparent. The current areas of focus, from a comparison and proof of concept perspective, are the cotton, high performance yarn and pulping industries. Each have entrenched market plays that are either toxic, resource limited, or potentially offensive to informed consumers. Our technologies provide enhanced performance solutions to these industries, whilst delivering a triple bottom line philosophy, respecting the human rights of employees, the environmental impact of our operations and fiscal responsibility to our shareholders. We believe that we offer two key opportunities for development:

  CRAiLAR® Organic Fiber for textiles, which fiber will be 100% hemp (or other sustainable bast fiber) or a hemp blend available in a variety of weaves, textures, colors and applications; and

  CRAiLEXTM Advanced Materials, which develops technologies for the processing of these cellulose-based fibers in pulp and paper, bioplastics and performance apparel industries.

Marketing Initiatives

We believe that our marketing model will drive a pull-through marketing strategy, which draws from detailed brand building and delivers that promise directly to consumers. Brand building strategies imply a strong direct to consumer platform, which will allow us to build equity in a consumer focused model ultimately allowing transfer of that equity to establishing branding partnerships with some of the worlds leading consumer brands. A secondary target market exists for the enzyme among hemp processors. We believe that the CRAiLAR® enzymatic process will be very attractive for those currently processing via traditional costly methods with the largest source of these customers coming from India and China. We further believe that the CRAiLAR® and CRAiLEXTM processes will entice those in North America to ramp up hemp farming and/or processing as it is expected to create significant margins. Another target market will be partners. We believe that the creation of partnerships is an important strategy for a small company, and our public partnerships with NRC and ARC have been very important to us. We believe additional partnerships with consumer brands will also be important for the branding opportunities that these global brands will provide.

In November 2009 we hired a public relations firm to convey our compelling environmentally beneficial message.

Pricing Strategy

It is expected that fibers and yarns produced with the CRAiLAR® process will be competitively priced vis-a-vis current organic fibers and allow us to realize significant margins. Add to that, a transparent and certifiable sustainability platform, and we believe that CRAiLAR® has the potential to establish a new industry standard.

Global Strategies

Global Industry Partners - Joint Ventures

We recognize that our patented technologies have global, multi industry applications, and as such represents a significant opportunity for companies currently in those industries. Additionally, speed to market and being first to establish new industry standards is a crucial and strategic marketing advantage. With that understanding in mind, we are evaluating potential strategic partnerships with global leaders in the pulp and paper, yarn, fabric, carpeting, upholstery and composites industries.

Global Licensing Opportunities

In addition, we believe that the opportunity exists to partner with global brands, which we believe will allow us to leverage the considerable branding and marketing talent of global brands to increase the brand power of CRAiLAR® and CRAiLEXTM More than just an enzyme or pulping technology, we believe that CRAiLAR® and CRAiLEXTM can be consumer recognized performance brands that are valued and demanded by an informed public.

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

Employees

We currently employ seven employees, five are full-time employees and two are part-time.

Transfer Agent

Our transfer agent is Computershare Investor Services Inc., 510 Burrard Street, 2nd Floor, Vancouver, B.C. V6C 3B9.

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

Risks Related to Our Business

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future.

We have a history of operating losses, expect to continue to incur losses, may never be profitable, and must be considered to be in the development stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $3,941,128 and $3,382,718, respectively, for fiscal years ended December 31, 2009 and 2008. As of December 31, 2009, we had accumulated deficits of $13,410,947. As at December 31, 2009 we had cash and cash equivalents of $421,452 and working capital deficit of $57,687. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates.

We May Need to Raise Capital To Continue Our Operations.

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our development plans and achieve profitable operational levels will be greatly limited. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including demand for CRAiLAR® and CRAiLEXTM technologies. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

Our Success is Dependent Upon the Acceptance of Our CRAiLAR® and CRAiLEXTM Technologies and Hemp Products.

Our success depends upon our achieving significant market acceptance of our CRAiLAR® and CRAiLEXTM Technology and demand for hemp products. Acceptance of our CRAiLAR® and CRAiLEXTM Technology will depend on the success of our promotional and marketing efforts and our ability to attract customers or partners. To date, we have not spent significant funds on marketing and promotional efforts, although in order to increase awareness of our hemp and other eco products we expect to spend a significant amount on promotion, marketing and advertising in the future. If these expenses fail to develop an awareness of our CRAiLAR® and CRAiLEXTM Technology and hemp products, these expenses may never be recovered and we may never be able to generate any significant future revenues. In addition, even if awareness of our CRAiLAR® and CRAiLEXTM Technology increases, we may not be able to produce enough product to meet demand.

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

Government Regulation and Trade Restrictions Could Have a Negative Impact on Our Business.

Governments or special interest groups may attempt to protect existing industries through the use of duties, tariffs or public relations campaigns. These efforts may adversely affect interest in and demand for our CRAiLAR® and CRAiLEXTM Technology.

Moreover, any negative changes to international treaties and regulations such as NAFTA and to the effects of international trade agreements and embargoes imposed by such entities such as the World Trade Organization which could result in a rise in trade quotas, duties, taxes and similar impositions or which could limit the countries from whom we can purchase component materials, or which could limit the countries where we or our customers might market and sell products created using CRAiLAR® Technology, which could have an adverse effect on our business.

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

If Our Competitors Misappropriate Unpatented Proprietary Know-How and Our Trade Secrets, It May Have a Material Adverse Affect on Our Business.

The loss of or inability to enforce our trademark CRAiLAR® and other proprietary know-how, including our CRAiLAR® and CRAiLEXTM process, and trade secrets could adversely affect our business. We depend heavily on trade secrets and the design expertise of our employees. If any of our competitors copies or otherwise gains access to our trade secrets or develops similar technologies or processes independently, we would not be able to compete as effectively. The measures we take to protect our trade secrets and design expertise may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate and therefore could have an adverse affect on our business.

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

As of December 31, 2009, there were 33,354,215 shares of our common stock issued and outstanding. (As of April 8, 2010, there were 33,456,840 shares of our common stock issued and outstanding). Further, as of December 31, 2009 there were an aggregate of 4,724,125 Stock Options and 1,319,790 share purchase warrants outstanding that are exercisable into 4,724,125 shares of common stock (at a weighted average exercise price of $1.01) and 1,319,790 shares of common stock (at a weighted average exercise price of $1.70), respectively.

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

During our fiscal year ended December 31, 2009, our common stock has traded as low as $0.52 and as high as $1.75. In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

  changes in the demand for hemp and other eco-friendly products;

  disappointing results from our marketing and sales efforts;

  failure to meet our revenue or profit goals or operating budget;

  decline in demand for our common stock;

  downward revisions in securities analysts' estimates or changes in general market conditions;

  lack of funding generated for operations;

  investor perception of our industry or our business prospects; and

  general economic trends.

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

We Are a Canadian Company and a Majority of Our Directors and Officers Are Canadian Citizens and/or Residents, Which Could Make It Difficult for Investors to Enforce Judgments Against Us in the United States.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

As of the date of this Annual Report, there are no unresolved comments pending from either the SEC or the British Columbia Securities Exchange.

ITEM 2.          PROPERTIES

In Vancouver, we occupy approximately 2,000 square feet for office space. The lease expires December 1, 2011. We pay monthly rent of CDN$5,500 (US$5,416, based on the exchange rate on March 31, 2009 of US$1.00 = CDN$1.0156).

ITEM 3.          LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is a party adverse to us in any legal proceeding, or has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 4.           (REMOVED AND RESERVED)

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Shares of our common stock have been quoted on the OTC Bulletin Board under the symbol "NADVF:OB" since March 21, 2006. The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the OTC Bulletin Board. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2009	$1.24	$0.87
September 30, 2009	$1.75	$0.84
June 30, 2009	$1.04	$0.52
March 31, 2009	$1.30	$0.76
December 31, 2008	$1.39	$0.85
September 30, 2008	$1.57	$1.22
June 30, 2008	$1.67	$1.42
March 31, 2008	$1.76	$1.26

In addition, shares of our common stock have been listed on the TSX-V under the symbol "NAT.V") since July 8, 2008. The following table sets forth the high and low sales prices of our common stock on a quarterly basis for the periods indicated as quoted by the TSX-V.

Quarter Ended	High	Low
December 31, 2009	CDN$1.41	CDN$0.91
September 30, 2009	CDN$1.97	CDN$0.96
June 30, 2009	CDN$1.21	CDN$0.71
March 31, 2009	CDN$1.55	CDN$0.99
December 31, 2008	CDN$1.82	CDN$1.00
September 30, 2008	CDN$1.62	CDN$1.15
June 30, 2008	N/A	N/A
March 31, 2008	N/A	N/A

As of April 8, 2010, there were approximately 66 shareholders of record of our common shares as reported by our transfer agent, Computershare Investor Services Inc. which does not include shareholders who shares are held in street or nominee names. We believe that there are approximately 300 beneficial owners of our common stock. There are no other classes of shares issued or outstanding.

Dividend Policy

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Compensation Plans

We have one equity compensation plan: our 2008 Fixed Share Option Plan (the "2008 Plan"). As described below, the 2008 Plan adopted all options outstanding under our previous stock option plans, including our 2006 Stock Option Plan (the "2006 Plan"). The table set forth below presents information relating to our equity compensation plans as of December 31, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
Equity Compensation Plans Approved by Security Holders (2008 Plan Stock Options, Including Stock Options Originally Granted Under 2006 Plan)	4,724,125	$1.01	82,766
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	4,724,125	$1.01	82,766

2008 Fixed Share Option Plan

Effective September 24, 2008, our Board of Directors authorized and approved the adoption of our 2008 Fixed Share Option Plan (the "2008 Plan") as of such date, under which an aggregate of 6,058,766 of our shares, representing 20% of the issued and outstanding common share capital of the Company as of September 24, 2008, may be issued. As described below, all options issued under our Previous Option Plans (as defined below) are covered by our 2008 Plan.

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

In accordance with the Company's application for and listing of the Company's common shares on the TSX-V and the various policies of the TSX-V applicable to the Company resulting therefrom, our Board of Directors determined, in accordance with the policies of and subject to the prior approval of the TSX-V, to replace, in their entirety, each of our Previous Stock Option Plans and to substitute therefore and adopt our new 2008 Plan for the Company and, in conjunction therewith, to adopt all Previous Options of the Company under the 2008 Plan consequent upon the adoption of the same. As indicated above, our Board of Directors adopted the 2008 Plan effective as of September 24, 2008. Our shareholders approved the 2008 Plan at our annual general meeting held on August 5, 2009.

The purpose of the 2008 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2008 Plan is to be administered by our Board of Directors or a committee appointed by the Board of Directors, which shall determine, among other things:

  the persons to be granted options under the 2008 Plan;

  the number of options to be granted; and

  the terms and conditions of the options granted.

An option may not be exercised after the termination date of the option and may be exercised following the termination of an eligible participant's continuous service only to the extent provided by the terms of the 2008 Plan.

Based on the terms of the individual option grants, options granted under the 2008 Plan generally expire three to ten years after the grant date and become exercisable over a period of one year based on continued employment, either with monthly vesting or upon achievement of pre-determined deliverable.

Form S-8 Registration Statement

On October 10, 2008, we filed a registration statement on Form S-8 relating to a maximum of 6,058,766 shares of common stock, without par value, issuable directly by us under our 2008 Plan or pursuant to the exercise of options that have been or may be granted under the 2008 Plan (including options granted under our Previous Stock Option Plans as described above).

Recent Sales of Unregistered Securities

Effective on September 21, 2009, we closed a non-brokered private placement offering for gross proceeds of approximately $916,366 (collectively, the "Private Placement Offering") with certain United States and non-United States residents (collectively, the "Investors"). In accordance with the terms and provisions of the Private Placement Offering, we issued to the Investors an aggregate of 833,060 units at a per unit price of $1.10 (the "Unit") in our capital. Each Unit was comprised of one share of restricted common stock and one-half of one non-transferrable share purchase warrant (the "Warrant"). Each whole Warrant is exercisable at $1.38 per share until September 21, 2012.

The Units under the Private Placement were sold to approximately 8 United States Investors and 25 non-United States Investors in reliance on Regulation S promulgated under the Securities Act. The Private Placement Offering has not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the SEC or an applicable exemption from the registration requirements. The per share price of the Units was arbitrarily determined by our Board of Directors based upon analysis of certain factors including, but not limited to, the listing of our shares on the TSX-V, our stage of development, industry status, investment climate, perceived investment risks, our assets and net estimated worth. The Investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

In connection with the non-brokered Private Placement Offering, we paid Canaccord Capital Corporation a finder's fee of $25,820 (CDN$25,679) and 28,833 finder's warrants and Security Research Associates Inc. $42,083 (CDN$41,852) and 34,962 finder's warrants. Each finder's warrant is exercisable for a Unit at a price of $1.10 expiring September 21, 2012. Each unit consists of one share of restricted common stock and one-half of one non-transferrable Warrant. Each full Warrant entitled the agent to purchase an additional share of common stock at $1.38 until September 21, 2012.

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

Results of OperationS

Discontinued Operations - HTNaturals

During fiscal 2009, we closed our apparel business, which operated under the brand name "HTnaturals". The apparel business is classified as discontinued operations in our consolidated financial statements. We decided to close our apparel division to focus on our CRAiLAR® and CRAiLEXTM technology. The warehouse lease was not renewed, the sales team was terminated and all other elements of our apparel division were discontinued.

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008
Twelve months ended December 31st
	2009	2008	% Change
Loss from Operations	($3,281,182)	($3,130,580)	(5%)
Loss from Discontinued Operations	($659,946)	($259,138)	(154%)
Net Loss	($3,941,128)	($3,382,718)	(17%)
Loss/share	($0.12)	($0.12)

Revenue and Gross Margins

Our net operational loss from continuing operations during the twelve-month period ended December 31, 2009, was ($3,281,182) compared to ($3,130,580) during the twelve-month period ended December 31, 2008 (an increase in loss of $150,602). The increase in loss was due to a write down of equipment and an increase in stock based compensation expense.

Operating Expenses

During the twelve-month period ended December 31, 2009, we recorded operating expenses of $3,118,988 compared to operating expenses of $3,130,580 for the same period in 2008. Operating expenses consisted of:

  $228,763 (2008: $228,509) in advertising and promotion,

  $28,447 (2008: $14,990) in amortization and depreciation, an increase of 89.8%;

  $693,923 (2008: $633,239) in consulting and contract labour, an increase of 9.6%;

  $396,839 (2008: $342,613) in general and administrative, an increase of 15.8%;

  $139,115 (2008: $105,456) in interest, an increase of 31.9%;

  $318,586 (2008: $434,599) in professional fees, a decrease of 26.7%;

  $482,052 (2008: $548,231) in research and development, a decrease of 122%; and

  $831,263 (2008: $822,943) in salaries and benefits, an increase of 1.0%.

Consulting and contract labor expenses increased to $693,923 for the twelve-month period ended December 31, 2009, from $633,239 compared to the same period in 2008 due to an increase in stock based compensation.

General and administrative expenses increased to $396,839 for the twelve-month period ended December 31, 2009, compared to $342,613 for the same period in 2008. The increase in general and administrative expenses was primarily due to increased travel costs and realized currency exchange losses.

Interest expenses increased to $139,115 for the twelve-month period ended December 31, 2009, compared to $105,456 for the same period in 2008. The increase is mostly attributable to the increase in the loan from a director.

Professional fees were $318,586 for the twelve month period ended December 31, 2009, compared to $434,599 for the same twelve month period in 2008. This decrease in 2009 was primarily due to the fact that the we had incurred certain one-time legal and accounting fees in 2008 related to our listing on the TSX-V which were not applicable in 2009.

Research and development costs were $482,052 for the twelve-month period ended December 31, 2009, compared to $548,231 for the same twelve-month period in 2008. During these two years, research and development was mainly focused on the refinement of the CRAILAR® Organic Fiber process, and substantial up-front costs were incurred in 2008 which were not applicable in 2009.

Salaries and benefits expenses increased to $831,263 for the twelve-month period ended December 31, 2009, compared with $822,943 for the same period in 2008. Although there was a reduction in the number of staff, there was an increase in stock based compensation which is the cause of this increase in expense.

During the year ended December 31, 2009 we had other income of $(1,177) compared to $nil for the same period in 2008. During the year ended December 31, 2009 we also incurred a write down of equipment of $163,371 compared with $nil for the same period in 2008. This write down was with respect to equipment used in the CRAILAR® pilot plant. It was originally thought the equipment could be used in future Organic Fiber production, however, the process changed during the year and the equipment was deemed obsolete.

Discontinued operations loss increased to ($659,946) for the twelve month period ended December 31, 2009, compared with ($252,138) for the same period in 2008 as we wound up our apparel business.

Net Loss

Our net loss during the twelve-month period ended December 31, 2009, was ($3,941,128, or $0.12 per share) compared to ($3,382,718, or $0.12 per share) during the twelve-month period ended December 31, 2008, which represents an overall increased net loss of 16.5%. This increase in net loss was primarily due to increased travel, stock based compensation and general and administrative expenses and the write-down of equipment, as described above. For the twelve-month period ended December 31, 2009, the weighted average number of shares outstanding was 32,939,968 compared to 29,378,370 at December 31, 2008.

Liquidity and Capital Resources

For the twelve-month period ended December 31, 2009, our current assets were $523,589 (2008 - $1,452,860) and our current liabilities were $581,276 (2008 - $1,466,722) which resulted in a working capital deficit of $57,687 (2008 - working capital deficit of 13,862). As at December 31, 2009, total assets were $740,845, consisting of:

  $421,452 in cash and cash equivalents;

  $11,552 in accounts receivable;

  $48,367 in prepaid expenses and other;

  $42,218 in current assets of discontinued operations;

  $132,185 in property and equipment; and

  $85,071 in intangible assets.

As at December 31, 2009, total liabilities were $1,709,623 and were comprised of:

  $234,313 in accounts payable;

  $346,963 in accrued liabilities;

  $928,347 in due to related party; and

  $200,000 in note payable.

Stockholders' Equity decreased by $1,288,494 from $319,716, at December 31, 2008, to $(968,778) at December 31, 2009.

Cash Flows from Operating Activities

The cash flows used in operations of continuing operations for the twelve-month period ended December 31, 2009, were ($2,022,795) compared with ($2,493,880) for the same period in 2008. Cash flows used in operations for the twelve-month period ended December 31, 2009, consisted primarily of a net loss of ($3,281,182) from continuing operations, offset by certain items, including a write down of equipment of $163,371 (2008 - $Nil), decrease in accounts receivable of $102,236 (2008 - $6,051), stock based compensation of $816,865 (2008 - $672,062), and an increase in accrued liabilities of $129,318 (2008 - $106,762).

Cash Flows from Investing Activities

The cash flows used in investing activities for the twelve-month period ended December 31, 2009, were ($75,496) compared to ($215,274) for the same period in 2008. Cash flows used in investing activities consisted of a purchase of property and equipment totalling $28,938 in 2009 (2008 - $209,660) and the acquisition of trademarks and licenses totalling $46,558 in 2009 (2008 - $5,614).

Cash Flows from Financing Activitites

Cash flows provided by financing activities for the year ended December 31, 2009, totalled $1,877,931 versus $2,637,477 during the same period in 2008. The primary source of cash flows from financing activities during these two periods was the issuance f capital stock. The Company issued $1,704,521 of capital stock in 2009 (2008 - $2,553,558).

Effect of Exchange Rate

The effect of exchange rates on cash resulted in an unrealized gain of $109,434 for the twelve months ended December 31, 2009, as compared with an unrealized loss of $298,322 in the same period of 2008.

PLAN OF OPERATION

Management expects to continue expanding its business platform through the development and commercialization of CRAiLAR® Organic Fibers and CRAiLEXTM Advanced Materials technology for bast fiber processing and production, with resulting textile, composite, pulp and fiber products expected to address inherent environmental problems currently affecting these industries.

CRAiLAR® Organic Fibers technology developed with the National Research Council (NRC) of Canada is a clean, sustainable, environmentally responsible organic fiber replacement that grows naturally, without excessive water and pesticide usage. CRAiLAR® will be used in union with cotton, and when blended together, will create a much better performing fiber than cotton alone, taking on some of the characteristics of CRAiLAR®, which are durability, superior dye characteristics, and less shrinkage.

CRAiLEXTM Advanced Materials technology, developed with the Alberta Research Council, creates a superior dissolving pulp from the hemp plant to be used in performance yarns, industrial filters and absorbent pulp and paper products.

Through our innovative CRAiLAR® and CRAiLEXTM processes, the vast potential benefits locked up in hemp and other bast fiber crops will finally be realized after years of unnecessary stigma and regulations. Industrial hemp, which is grown specifically for commercial use in the textile and other industries, has none of the negative aspects of the plant's infamous cousin, and is loaded with environmental and performance benefits.

Management recognizes the disruptive potential that the CRAiLAR® and CRAiLEXTM technology platform's possesses for global textile, composite material, pulp and paper, and energy markets. As such, management is focusing on our growth through the commercialization of CRAILAR® and CRAiLEXTM. Management believes that an ongoing relationship in the form of joint ventures with established market leaders in both the CRAiLAR® Organic Fibers division and the CRAiLEX Advanced Materials division would be the optimum commercialization strategy. Currently, testing and further development of fiber is taking place in conjunction with leading global brands. Last year we reported that at the date of our Annual Report for our year ended December 31, 2008, no agreements had been signed with any potential partner. We are pleased to report the following.

In July of 2009 we announced Joint Development Agreements with Hanesbrands Inc., and Georgia Pacific Consumer Products, for our CRAiLAR® Organic Fiber technology evaluation, and commercial scale up capability. Since then, we have conducted increasingly larger bulk commercial trials in both partners' facilities, to provide evidence of our ability to seamlessly integrate into existing natural fiber operations, and to validate the performance attributes of our organic fiber, over the materials they would be replacing. We are in the final stages of our fiber evaluation, and expect to proceed to discussions with regard to commercialization, once our partners have completed their internal analysis and planning.

In addition to signing our joint development agreements with Hanesbrands and Georgia Pacific, we licensed a third party processor of natural fibers, Littlewoods Inc. of Philadelphia, to run interim scale quantities of up to 40,000 pounds per week of CRAiLAR® Organic Fiber, to feed our commercialization scale up and additional market development plans, in denim, work wear, carpeting and home furnishings. To support that strategy, we also licensed our first commercial spinner of CRAiLAR® Organic Fiber yarns, Patrick Yarns of Kings Mountain, North Carolina. To date Patrick Yarns have shown CRAiLAR® Organic Fiber at the Outdoor Retail Show, and are sampling fiber to customers in the denim, carpeting and home furnishings industries. In addition, they are capable of supporting our development partners with scale up quantities to commercialization, should they be called upon to do so.

Finally, the testing and evaluation of our CRAiLEXTM Advanced Materials pulping technology continues with a leading North American pulp and paper company, having produced commercial grade results. We expect to move to commercialization in this division, once our partner has completed their evaluation and go to market plans.

HTnaturals

As the effect of the financial crisis took its toll on all sectors of retail industry, and our focus shifted in increasing intensity to our rapidly developing CRAiLAR® and CRAiLEXTM Fiber business, it became glaringly obvious that we needed to concentrate on our CRAiLAR® and CRAiLEXTM technology business model and opportunity.

As a result, we closed our HTnaturals business at the end of the third quarter of 2009, and continued to sell off our remaining inventory over the balance of the year. We have now fully transitioned to a "Green Tech" organic fiber company, with industry changing technologies in the natural fiber and forest pulping industries.

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

MATERIAL COMMITMENTS

Rana Corp.

A significant commitment for us during fiscal year 2009 is the principal amount of $200,000 due and owing pursuant to a secured and subordinated loan agreement with Rana Corp. ("Rana"). The term of the loan is from July 21, 2007, until April 22, 2009, at 12% per annum, calculated semi-annually, with payments due semi-annually. An extension of the amount due on July 22, 2009 has been granted to January 22, 2011. As at December 31, 2009, accrued interest on the loan was $102,169, which was included in accrued liabilities. The security granted to Rana is: (i) a fixed charge and a security interest in our existing accounts receivable insurance policy obtained through Export Development Canada and St. Paul Guarantee Insurance Company respecting losses sustained by us; and (ii) a floating charge and a security interest in all of our assets, subject and subordinate to any borrowing by us with banks and lending institutions.

Loan from Director

Another significant commitment for us in fiscal year 2008 is the amount of $700,000 advanced by a director to facilitate the production of the new apparel designs. The loan has an interest rate of 12% with a 1% charge for each advance. The loan matured on February 28, 2009. On February 16, 2009 the director advanced the Company an additional $200,000 for a total amount due to the director, of $900,000. A new secured loan agreement, with an interest rate of 12% is due in February, 2011 and is for the total amount outstanding ($900,000).

Annual Leases

The Company is committed to current annual lease payments totaling $138,007 for premises under lease. The lease expires in 2011. Approximate minimum lease payments over the remainder of the leases are as follows:

$
2010	80,919
2011	57,088
Total	138,007

NRC Agreements

Collaboration Agreement

In October 2007, the Company entered into a new joint collaboration agreement with the NRC to continue to develop a patentable enzyme technology for the processing of hemp fibres. The agreement is for three years and expires on May 9, 2010. On February 19, 2010, the Company signed an amendment to the agreement which will now expire on May 9, 2012. The Company will continue its joint collaboration of enzyme technology with the NRC, however the research will refocus on cellulose technology for the production of lignocellulosic ethanol. The NRC is to be paid as it conducts work on the joint collaboration. There are no further costs or other off-balance sheet liabilities associated with the NRC agreement.

Over the term of the amended agreement, the Company will pay the NRC a total of $280,536 divided into nine payments up to May 9, 2012.

Technology License Agreement

On November 1, 2006, the Company entered into a technology license agreement with the NRC. The License Agreement provides the Company a worldwide license to use and sublicense the NRC technology called CRAILAR®. The Company paid an initial $20,525 (CDN $25,000) fee and will pay an ongoing royalty of 3% on sales of products derived from the CRAILAR® process to the NRC with a minimum annual payment set at $14,190 (CDN$15,000) per year. During the year ended December 31, 2009 the Company paid $7,095 (CDN$7,500) and accrued $7,095 (CDN$7,500) of the minimum annual royalty.

Alberta Research Council (ARC)

In June 2007, the Company entered into a Master Agreement For Technology Development with the Alberta Research Council ("ARC") (the "Technology Agreement") to further develop and commercialize bast fiber technology. The Technology Agreement is intended to act as an umbrella agreement for further bast fiber development planned to be performed by ARC under different Project Agreements. Under the terms of the Technology Agreement, commencing July 1, 2007, the Company will pay $20,525 (CDN $25,000 ) per quarter to ARC and can terminate the agreement with 90 days notice, unless there are Project Agreements in effect, in which case this Technology Agreement shall expire when there are no longer any Project Agreements in effect. In addition to the above payments, we will be responsible for providing work-in-kind with a value of $20,525 (CDN $25,000) per calendar quarter commencing with the first Project Agreement. During 2009 the Company paid ARC for specific tasks to further the development of ARC's Technology, the amount paid was $8,987 (CDN - $9,000). Under the terms of the Technology Agreement the Company will be entitled to an option for an exclusive, worldwide, royalty-bearing license to use any new intellectual property developed pursuant to a Project Agreement. The royalty based on this option will be 3% of gross sales for the first $50,000,000 and 1.5% of gross sales on excess of $50,000,000. The Technology Agreement is in effect as long as there is an active Project Agreement.

Public Relations Agreement

On November 25, 2009, the Company signed a service agreement with a company to provide public relations services. Pursuant to the agreement, the Company agreed to pay $7,500 per month for a period of one year ending October, 2010. Either party may terminate the agreement with 30 days notice.

Chief Executive Officer ("CEO") Agreement

On August 24, 2009, the Company signed an agreement with its CEO who will receive $15,000 a month for the period of one year and 500,000 options that will not vest until certain conditions are met. The agreement can be cancelled by either party with 30 days notice. As at December 31, 2009, none of the options had vested.

Investor Relations Agreement

On September 2, 2008, our Board of Directors authorized the execution of a twelve-month agreement with Lippert/Heilshorn & Associates, Inc. ("LHA"), to augment our shareholder and investor relations activities. This agreement came into effect with approval from the TSX-V on October 2, 2008. In accordance with the further terms and provisions of this agreement, we shall:

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

As of the date of this Annual Report, all payments to LHA are up to date. On December 2, 2009 an amendment to the agreement was signed with a new monthly retainer amount of $4,500. The agreement continues on a month by month basis and can be cancelled by either party with 60 days notice.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest; or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued guidance that establishes general standards of accounting for and disclosure of events that occur subsequent to the balance sheet date but before financial statements are issued. The statement defines two types of subsequent events (1) recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and (2) non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued. Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed. The adoption had no material impact on the Company's financial position, results of operations or cash flows.

In June 2009, the FASB issued the Accounting Standards Codification, which establishes a sole source of U.S. authoritative GAAP. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into approximately ninety accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The adoption of this guidance did not have an effect on the Company's consolidated results of operations, financial position or cash flows.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm Dated April 7, 2010.

Consolidated Balance Sheets as at December 31, 2009 and December 31, 2008.

Consolidated Statements of Operations For Fiscal Years Ended December 31, 2009, December 31, 2008 and For the Period Ended October 1, 2009 (date of re-entry into the development stage) to December 31, 2009.

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2009, December 31, 2008 and For the Period Ended October 1, 2009 (date of re-entry into the development stage) to December 31, 2009.

Consolidated Statement of Stockholders' Equity (Deficits).

Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Naturally Advanced Technologies Inc.

We have audited the accompanying consolidated balance sheets of Naturally Advanced Technologies Inc. (a development stage company) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and the period from October 1, 2009 (date of re-entry into the development stage) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Naturally Advanced Technologies Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and the period from October 1, 2009 (date of re-entry into the development stage) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

"DMCL"

Dale Matheson Carr-Hilton Labonte LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
April 9, 2010

Naturally Advanced Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(In US Dollars)

	December 31,	December 31,
	2009	2008

ASSETS

Current
Cash and cash equivalents	$421,452	$319,358
Accounts receivable	11,552	113,788
Prepaid expenses and other	48,367	81,272
Current assets of discontinued operations (Note 14)	42,218	938,442

	523,589	1,452,860

Property and Equipment (Note 6)	132,185	275,355
Intangible Assets (Note 7)	85,071	58,223

	$740,845	$1,786,438

LIABILITIES

Current
Accounts payable	$234,313	$256,058
Accrued liabilities (Note 4)	346,963	217,645
Due to related party (Note 5)	-	721,358
Note payable (Note 4)	-	200,000
Short term loan (Note 8)	-	26,590
Current liabilities of discontinued operations (Note 14)	-	45,071

	581,276	1,466,722

Note payable (Note 4)	200,000	-
Due to related party (Note 5)	928,347	-

	1,709,623	1,466,722

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock (Note 9)
Authorized: 100,000,000 common shares without par value
Issued and outstanding : 33,354,215 common shares
(December 31, 2008 - 30,827,046)	10,443,962	8,541,484

Additional paid-in capital	2,011,047	1,370,325

Accumulated other comprehensive loss	(12,840)	(122,274)

Deficit	(12,251,005)	(9,469,819)

Deficit accumulated in the development stage	(1,159,942)	-
	(968,778)	319,716

	$740,845	$1,786,438

Contingency (Note 1)
Commitments (Note 4,5,8 and 11)
Subsequent events (Note 4 and 15)

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(In US Dollars)

			Cumulative from
	Year ended	Year ended	October 1, 2009 to
	December 31,	December 31,	December 31,
	2009	2008	2009

Expenses
Advertising & promotion	$228,763	$228,509	$70,667
Amortization & depreciation	28,447	14,990	10,763
Consulting & contract labour (Note 10 and 13)	693,923	633,239	122,355
General & administrative	396,839	342,613	177,198
Interest	139,115	105,456	38,042
Professional fees	318,586	434,599	114,863
Research & development	482,052	548,231	237,450
Salaries & benefits (Note 10 and 13)	831,263	822,943	389,781

Loss before other items	3,118,988	3,130,580	1,161,119

Other items
Other income	(1,177)	-	(1,177)
Write down of equipment (Note 6)	163,371	-	-

Loss from continuing operations	(3,281,182)	(3,130,580)	(1,159,942)

Loss from discontinued operations (Note 14)	(659,946)	(252,138)	-

Net loss	$(3,941,128)	$(3,382,718)	$(1,159,942)

Loss from continuing operations per share (basic and diluted)	$(0.10)	$(0.11)

Loss from discontinued operations per share (basic and diluted)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	32,939,968	29,378,370

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(In US Dollars)

			Cumulative from
	Year ended	Year ended	October 1, 2009 to
	December 31,	December 31,	December 31,
	2009	2008	2009

Cash flows from (used in) operating activities
Net loss from continuing operations	$ (3,281,182)	$ (3,130,580)	$ (1,159,942)
Adjustments to reconcile net loss to net cash from operating activities
Amortization & depreciation	28,447	14,990	10,763
Write down of equipment	163,371	-	-
Stock based compensation	816,865	672,061	248,780

Changes in working capital assets and liabilities
Decrease (Increase) in accounts receivable	102,236	6,052	65,395
Decrease in prepaid expenses	32,905	52,206	21,758
Decrease in accounts payable	(21,744)	(203,407)	(103,548)
Increase in accrued liabilities	129,318	106,762	217,274
Increase (Decrease) in due to related parties	6,989	(11,964)	28,347

Net cash used in operating activities of continuing operations	(2,022,795)	(2,493,880)	(671,173)

Net cash provided by operating activities of discontinued operations	213,020	28,950	26,447

Cash flows from (used in) investing activities

Purchase of property and equipment	(28,938)	(209,660)	(8,003)
Acquisition of trademarks & licenses	(46,558)	(5,614)	-

Net cash flows used in investing activities	(75,496)	(215,274)	(8,003)

Cash flows from (used in) financing activities
Issuance of capital stock	1,704,521	2,553,558	6,433
Notes payable	-	(100,000)	-
Related party advances	200,000	225,000	-
Related party payments	-	(35,000)	(69,015)
Long term debt	-	(10,942)	-
Short term loan	(26,590)	4,861	-

Net cash flows provided by (used in) financing activities	1,877,931	2,637,477	(62,582)

Effect of exchange rate changes on cash and cash equivalents	109,434	(298,322)	83,316

Increase (decrease) in cash and cash equivalents	102,094	(341,049)	(631,995)

Cash and cash equivalents, beginning	319,358	660,407	1,053,447

Cash and cash equivalents, ending	$ 421,452	$ 319,358	$ 421,452

SUPPLEMENTAL CASH FLOW INFORMATION
AND NON-CASH FINANCING AND INVESTING ACTIVITIES:
Cash paid for interest	$ 106,525	$ 106,546	$ 69,015
Cash paid for income taxes	$ -	-	$ -
Capital stock issued in settlement of accounts payable	$ -	$ 9,600	$ -
Capital stock issued as finance fee	$ -	$ 33,750	$ -
The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
December 31, 2009
(In US Dollars)

				Accumulated
			Additional	other	Deficit	Deficit
	Common shares		paid-in	comprehensive	(Non-development	(Development
	Shares	Amount	capital	income \ (loss)	stage)	stage)	Total
		$	$	$	$	$	$

Balance, December 31, 2007	27,913,589	6,026,436	650,153	176,048	(6,087,101)	-	765,536

Issuance of common stock on July 3, 2008 for cash - $1.35 per unit, net	1,472,426	1,679,697	84,390	-	-	-	1,764,087
Issuance of common stock on July 3, 2008 as compensation for share issuance costs	25,000	33,750	-	-	-	-	33,750
Issuance of common stock on March 5, 2008 for exercise of warrants at $0.50 per share	50,000	25,000	-	-	-	-	25,000
Issuance of common stock on March 19, 2008 for exercise of warrants at $0.50 per share	50,000	25,000	-	-	-	-	25,000
Issuance of common stock on March 19, 2008 for exercise of warrants at $0.75 per share	285,715	214,286	-	-	-	-	214,286
Issuance of common stock on December 16, 2008 for exercise of warrants at $0.75 per share	285,715	214,286	-	-	-	-	214,286
Issuance of common stock on December 29, 2008 exercise of warrants at $1.00 per share	100,000	100,000	-	-	-	-	100,000
Issuance of common stock on February 14, 2008 for exercise of options at $0.20 per share	72,500	14,500	-	-	-	-	14,500
Issuance of common stock on February 20, 2008 for exercise of options at $0.20 per share	25,000	5,000	-	-	-	-	5,000
Issuance of common stock on February 20, 2008 for exercise of options at $0.31 per share	25,000	7,750	-	-	-	-	7,750
Issuance of common stock on February 20, 2008 for exercise of options at $0.37 per share	40,000	14,800	-	-	-	-	14,800
Issuance of common stock on February 20, 2008 for exercise of options at $0.50 per share	10,000	5,000	-	-	-	-	5,000
Issuance of common stock on March 5, 2008 for exercise of options at $0.81 per share	7,400	5,994	-	-	-	-	5,994
Issuance of common stock on March 19, 2008 for exercise of options at $0.81 per share	17,600	14,256	-	-	-	-	14,256
Issuance of common stock on April 1, 2008 for exercise of options at $0.20 per share	50,000	10,000	-	-	-	-	10,000
Issuance of common stock on May 8, 2008 for exercise of options at $0.20 per share	215,000	43,000	-	-	-	-	43,000
Issuance of common stock on August 18, 2008 for exercise of options at $0.20 per share	25,000	5,000	-	-	-	-	5,000
Issuance of common stock on August 18, 2008 for exercise of options at $0.31 per share	10,000	3,100	-	-	-	-	3,100
Issuance of common stock on September 8, 2008 for exercise of options at $0.80 per share	7,501	6,000	-	-	-	-	6,000
Issuance of common stock on September 16, 2008 for exercise of options at $0.80 per share	5,000	4,000	-	-	-	-	4,000
Issuance of common stock on September 29, 2008 for exercise of options at $0.31 per share	125,000	38,750	-	-	-	-	38,750

Transfer addition paid-in capital for options exercised in the year	-	36,279	(36,279)	-	-	-	-
Common stock issued for services	9,600	9,600	-	-	-	-	9,600
Stock-based compensation	-	-	672,061	-	-	-	672,061
Foreign currency translation	-	-	-	(298,322)	-	-	(298,322)
Net Loss				-	(3,382,718)	-	(3,382,718)

Balance, December 31, 2008	30,827,046	8,541,484	1,370,325	(122,274)	(9,469,819)	-	319,716

Issuance of common stock on September 21, 2009 for cash - $1.10, net	833,060	803,819	44,644	-	-	-	848,463
Issuance of common stock on March 3, 2009 for exercise of warrants at $0.75 per share	394,001	295,500	-	-	-	-	295,500
Issuance of common stock on September 11, 2009 for exercise of warrants at $1.00 per share	35,000	35,000	-	-	-	-	35,000
Issuance of common stock on September 28, 2009 for exercise of warrants at $1.00 per share	78,233	78,233	-	-	-	-	78,233
Issuance of common stock on August 13, 2009 for exercise of warrants at $1.35 per share	42,000	56,700	-	-	-	-	56,700
Issuance of common stock on January 20, 2009 for exercise of options at $0.31 per share	30,000	9,300	-	-	-	-	9,300
Issuance of common stock on February 03, 2009 for exercise of options at $0.37 per share	10,000	3,700	-	-	-	-	3,700
Issuance of common stock on February 17, 2009 for exercise of options at $0.31 per share	12,500	3,875	-	-	-	-	3,875
Issuance of common stock on April 30, 2009 for exercise of options at $0.31 per share	110,000	34,100	-	-	-	-	34,100
Issuance of common stock on July 16, 2009 for exercise of options at $0.31 per share	25,000	7,750	-	-	-	-	7,750
Issuance of common stock on July 21, 2009 for exercise of options at $0.31 per share	90,000	27,900	-	-	-	-	27,900
Issuance of common stock on August 10, 2009 for exercise of options at $1.15 per share	20,000	23,000	-	-	-	-	23,000
Issuance of common stock on August 13, 2009 for exercise of options at $0.31 per share	560,000	173,600	-	-	-	-	173,600
Issuance of common stock on August 17, 2009 for exercise of options at $0.31 per share	30,000	9,300	-	-	-	-	9,300
Issuance of common stock on August 21, 2009 for exercise of options at $0.31 per share	157,500	48,825	-	-	-	-	48,825
Issuance of common stock on September 3, 2009 for exercise of options at $0.31 per share	62,500	19,375	-	-	-	-	19,375
Issuance of common stock on September 15, 2009 for exercise of options at $0.80 per share	25,000	20,000	-	-	-	-	20,000
Issuance of common stock on October 22, 2009 for exercise of options at $0.80 per share	5,000	4,000	-	-	-	-	4,000
Issuance of common stock on December 15, 2009 for exercise of options at $0.80 per share	7,375	5,900	-	-	-	-	5,900
Issuance of common stock as compensation	-	-	-	-	-	-	-
Transfer addition paid-in capital for options exercised in the year	-	242,601	(242,601)	-	-	-	-
Stock-based compensation	-	-	838,679	-	-	-	838,679
Foreign currency translation	-	-	-	109,434	-	-	109,434
Loss from continuing operations	-	-	-	-	(2,781,186)	-	(2,781,186)
Loss from discontinuing operations	-	-	-	-	-	(1,159,942)	(1,159,942)

Balance, December 31, 2009	33,354,215	10,443,962	2,011,047	(12,840)	(12,251,005)	(1,159,942)	(968,778)

The accompanying notes are an integral part of these consolidated financial statements.

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1.

Nature of Operations and Basis of Presentation

Naturally Advanced Technologies Inc. (the "Company") was incorporated in the Province of British Columbia, Canada, on October 6, 1998, and is in the business of technological development, design and distribution of apparel made from natural sustainable fibers. Effective October 1, 2009, the Company decided to exit the apparel business, which operated under the brand "HTnaturals". The apparel business is classified as discontinued operations in the Company's consolidated financial statements (Note 14). As a result, the Company re-entered the development stage and plans to focus on its CRAiLAR® and CRAiLEXTM technology.

The Company's shares of common stock trades under the symbol "NAT.V" on the TSX Venture Exchange and under the symbol "NADVF" on the OTC Bulletin Board.

Going concern

The Company's consolidated financial statements are prepared using generally accepted accounting principles ("GAAP") in the United States of America applicable to a going concern, which contemplates the realization of assets and payment of liabilities in the normal course of business.  The Company has incurred losses since inception of $13,410,947 and further losses are anticipated in the development of its business and there can be no assurance that the Company will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

During 2009 the Company raised $1,704,521 from equity funding for working capital requirements. The Company plans to raise additional financing as needed in 2010 through equity placements. However, there can be no assurance that capital will continue to be available as necessary to meet the Company's ongoing working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company, particularly in the current economic environment.

Comparative figures

Certain of the comparative figures have been reclassified to conform to the current year's presentation.

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

2.	Significant Accounting Policies
a)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Hemptown USA, Inc., a Nevada incorporated company; 0697872 B.C. Ltd., a British Columbia incorporated company; its 100% ownership in Crailar Fiber Technologies Inc., a British Columbia incorporated company, and its 100% ownership in HTNaturals Apparel Corp. All significant inter-company transactions and account balances have been eliminated upon consolidation.

	b)	Cash and Cash Equivalents Cash equivalents consist of term deposits with original maturities of three months or less at the time of issuance.
c)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring management's estimates and assumptions are determining the allowance for doubtful accounts, net realizable value of inventory, the fair value of transactions involving common stock, provision for income taxes, depreciation and financial instruments.

d)

Revenue Recognition

Revenue is derived from the sale of textile products sold directly to retailers or indirectly through distributors. The Company recognized sale of products upon shipment of the goods to customers, when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is probable. If collection is not considered probable, revenue will be recognized when it is collected.

Freight and handling charges billed to customers are recorded as revenue while the corresponding freight and handling costs are recorded as cost of sales.

e)

Inventory

Inventory consists solely of finished goods and value is determined at the lower of cost determined by a first-in, first-out basis, and net realizable value. Cost includes all direct materials, labour and freight costs incurred during the manufacturing process.

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

f)	Property and Equipment Property and equipment are stated at cost and are depreciated as follows:
	Computer equipment	30% declining balance
	Equipment	30% declining balance
	Computer software	100% declining balance
	Furniture and fixtures	20% declining balance
	Leasehold improvements	Term of lease

g)	Intangible Assets Intangible assets are stated at cost and are amortized as follows Trademarks 5 year straight - line License Fee 10 year straight - line Patent 10 year straight - line
h)

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

i)

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, future taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the future tax assets will not be realized.

j)

Comprehensive Income

The Company presents comprehensive income in its Statement of Changes in Stockholders' Equity (Deficit). Total comprehensive income includes, in addition to net loss, changes in equity that are excluded from the Statements of Operations and are recorded directly into the separate section of stockholders' equity on the Balance Sheets.

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

k)

Stock-based Compensation

The Company accounts for stock-based payment transactions in which an enterprise receives services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards.

l)

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. Common stock equivalents from stock options and warrants were excluded from the calculation of net loss per share for December 31, 2009, and 2008 as their effect is anti-dilutive.

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

Credit risk. Credit risk is managed by dealing with customers whose credit standing meet internally approved policies, and by ongoing monitoring of credit risk.  As at December 31, 2009, the Company does not have significant concentrations of credit exposure.

Interest rate risk. All term debt has fixed interest rates and the Company has no significant exposure to interest rate fluctuation risk.

o)	Research and Development Research and development costs are charged to operations as incurred.

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

p)

Government Grants

The Company is eligible for certain grants from the Government of Canada under its Scientific Research and Development tax credit program ("SRED Program"). The Company recognizes these grants upon confirmation from the Government of their eligibility and amount. Government grants are accounted for as an offset of research and development expenses.

q)

Adoption of New Accounting Pronouncements

In May 2009, the FASB issued guidance that establishes general standards of accounting for and disclosure of events that occur subsequent to the balance sheet date but before financial statements are issued. The statement defines two types of subsequent events (1) recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and (2) non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued. Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed. The adoption had no material impact on the Company's financial position, results of operations or cash flows.

In June 2009, the FASB issued the Accounting Standards Codification, which establishes a sole source of U.S. authoritative GAAP. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into approximately ninety accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The adoption of this guidance did not have an effect on the Company's consolidated results of operations, financial position or cash flows.

r)

Recent Accounting Pronouncements Not Yet Adopted

Other pronouncements issued by the FASB or other authorities accounting standard group with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company

3.

Financial Instruments

As at December 31, 2009, the Company concluded that the carrying amount of cash and cash equivalents, accounts receivable, loans payable, notes payable, accounts payable and due to related party approximate fair value because of the short maturity of these financial instruments.

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

4.

Note Payable

At December 31, 2009, the Company owed $200,000 (2008 - $200,000) on a note payable. The note bears interest at 12% per annum, with interest payments due semi-annually.

The note was due on July 22, 2009. On January 22, 2010 the repayment date of the loan was extended to January 22, 2011. Included in accrued liabilities at December 31, 2009 is an accrual for interest of $102,169 (2008 - $74,912).

The note is secured by a fixed charge and a security interest in the Company's accounts receivable insurance policy through Export Development Canada and St. Paul Guarantee Insurance Company's assets, and a floating charge and a security interest in all assets of the Company, subject and subordinate, to any borrowing by the Company with banks and lending institutions.

5.

Due to Related Party

As at December 31, 2009, the Company owed $928,347 (2008 - $721,358) to a director of the Company. The loan bears interest at 12% per annum. The loan is due on February 16, 2011 (2008 - due on February 16, 2009). The loan is secured by a subordinated charge on the assets of the Company. As at December 31, 2009 $28,347 (2008 - $21,358) of interest was accrued on this loan.

6.	Property and Equipment
	Cost	Accumulated Depreciation	Net Book Value December 31, 2009	Net Book Value December 31, 2008

Computer equipment	$ 21,070	$ 12,941	$ 8,129	$ 8,348
Equipment	77,983	5,675	72,308	219,173
Furniture and fixtures	37,281	15,561	21,720	18,985
Leasehold improvements	20,756	15,439	5,317	6,763
Computer software	5,847	5,814	33	433
Computer equipment under capital lease	50,391	50,391	-	358
Building under development	24,678	-	24,678	21,295

	$238,006	$105,821	$ 132,185	$ 275,355

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

At December 31, 2009 the Company has equipment and building under development with a carrying value of $68,666 (2008 - $215,245) and $24,678 (2008 - $21,295), respectively that was not in use and therefore not depreciated.

During the year, the Company wrote down $163,371 (Cdn$190,000) (2008 - $Nil) of equipment no longer in use.

7.	Intangible Assets
	Cost	Accumulated Amortization	Net Book Value December 31, 2009	Net Book Value December 31, 2008

Patents	$ 41,515	$ 3,782	$ 37,733	$ 10,499
Trademarks	81,062	49,398	31,664	32,096
Licence fee	23,787	8,113	15,674	15,628

	$ 146,364	$ 61,293	$ 85,071	$ 58,223

The aggregate amortization expense for the year ended December 31, 2009 was $22,004 (2008 - $13,111).
8.

Short term loan

During the year ended December 31, 2004, the Company was advanced funds in the amount of $26,590 (CDN $32,360) from the Canadian Department of Foreign Affairs and International Trade under its Program for Export Market Development ("PEMD") to be used to promote the sales of Canadian goods into foreign markets. The loan was non-interest bearing. The loan was to be paid back each year at 4% of incremental foreign sales over the base year amount by December of the following year. The total amount owing to PEMD was repaid on February 13, 2009.

9.	Capital Stock Common Stock During the year ended December 31, 2009, the Company issued 2,527,169 shares of common stock as follows:
a)	In January and February 2009, 52,500 shares were issued pursuant to the exercise of employee and consultants options between $0.31 and $0.37 per share for proceeds of $16,875.

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

b)	In March of 2009, 394,001 shares were issued pursuant to the exercise of warrant at $0.75 per share for proceeds of $295,500.
c)	In April of 2009, 110,000 shares were issued pursuant to the exercise of employee options at $0.31 per share for proceeds of $34,100.
d)

In September 2009, 833,060 units were issued at $1.10 (CDN$1.20) per unit, for a gross proceed of $916,366. Each unit consists of one common share and one half non-transferable common stock purchase warrant exercisable at $1.38 (CDN$1.50) per share, expiring in September 2012. The estimated fair value of the warrants is $260,013 using the Black Scholes option pricing model using a 3 year term, an expected volatility of 75% and a risk free interest rate of 1.54%. The fair value of the warrants are included in share capital. The Company paid a total $67,903 for agent commissions and other expenses which have been recorded as share issue costs

As compensation for the private placement, 63,795 agent's warrants were issued, exercisable to purchase one unit at a price of $1.10 (CDN$1.20) per unit, expiring in September 2012. Each unit consist of one common share and one half non-transferable common stock purchase warrant exercisable at $1.38 (CDN$1.50) per share for a period of thirty six months. The estimated fair value of the agent's warrants was calculated as $44,644, using the Black Scholes option pricing model using a 3 year term, an expected volatility of 75% and a risk free rate of 1.54%, which has been recorded as share issue costs.

e)	In July, August and September 2009, 970,000 shares were issued pursuant to the exercise of employee and consultants options between $0.31 and $1.15 per share for proceeds of $329,750.
f)	In August and September 2009, 113,233 shares were issued pursuant to the exercise of warrant at $1.00 for proceeds of $113,233.
g)

In August 2009, 42,000 units were issued pursuant to the exercise of agents' warrant at $1.35 for proceeds of $56,700. Each agent's unit consists one common share and one half non-transferable common stock purchase warrant exercisable at $1.95 per share, expiring in July 2010.

h)	In October and December 2009, 12,375 shares were issued pursuant to the exercise of employee and consultants options at $0.80 per share for proceeds of $9,900.
During the year ended December 31, 2008, the Company issued 2,913,457 shares of common stock as follows:
a)	In December 2008, 285,715 shares pursuant to the exercise of warrants at $0.75 per share for proceeds of $214,286.
b)	In December 2008, 100,000 shares pursuant to the exercise of warrants at $1.00 per share for proceeds of $100,000.
c)	In August and September 2008, 135,000 shares pursuant to the exercise of employee options at $0.31 per share for proceeds of $41,850.

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

d)	In August and September 2008, 12,501 shares pursuant to the exercise of employee options at $0.80 per share for proceeds of $10,000.
e)

In July 2008, 1,472,426 units at $1.35 per unit pursuant to private placement, for a gross proceeds of $1,987,775. Each unit consists of one common share and one half non-transferable common stock purchase warrant exercisable at $1.95 per share, expiring in July, 2010. The estimated fair value of the warrants was calculated as $442,837 using the Black Scholes option pricing model using a 2 year term, an expected volatility of 83% and a risk free interest rate of 2.77%. The fair value of the warrants are included in share capital. The Company paid a total $189,938 for agent commissions and other expenses which have been recorded as share issue costs.

The Company also granted 111,732 agent's warrants, exercisable to purchase an additional unit at a price of $1.35 per unit, expiring in July, 2010. Each unit consists of one common share and one half non-transferable common stock purchase warrant exercisable at $1.95 per share, expiring in July, 2010. The estimated fair value of the agent's warrants was calculated as $84,390 using the Black Scholes option pricing model using a 2 year term, an expected volatility of 83% and a risk free interest rate of 2.54%, which has been recorded as share issue costs.

f)

In July 2008, 25,000 units as a corporate finance fee, related to the above private placement, the shares had a fair value of $33,750, which has been recorded as share issue costs. Each unit consists of one common share and one half non-transferable common stock purchase warrant exercisable at $1.95 per share, expiring in July, 2010.

g)	In April and May 2008, 290,000 shares pursuant to the exercise of employee options at $0.20 per share for proceeds of $58,000.
h)	In May 2008, 9,600 bonus shares for work performed, the shares had a fair value of $9,600.
i)	In March 2008, 25,000 shares pursuant to the exercise of employee options at $0.81 per share for proceeds of $20,250.
j)	In March 2008, 285,715 shares pursuant to the exercise of warrants at $0.75 per share for proceeds of $214,286.
k)	In March 2008, 100,000 shares pursuant to the exercise of warrants at $0.50 per share for proceeds of $50,000.
l)	In February 2008, 97,500 shares pursuant to the exercise of employee options at $0.20 per share for proceeds of $19,500.
m)	In February 2008, 25,000 shares pursuant to the exercise of employee options at $0.31 per share for proceeds of $7,750.
n)	In February 2008, 10,000 shares pursuant to the exercise of employee options at $0.50 per share for proceeds of $5,000.
o)	In February 2008, 40,000 shares pursuant to the exercise of employee options at $0.37 per share for proceeds of $14,800.

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Warrants
Stock purchase warrants outstanding at December 31, 2009 are summarized as follows:
Range of Exercise Prices _________________	Number of Shares _________________	Weighted Average Remaining Contractual Life (yr)
$1.10 - $1.95	1,319,790	1.31

A summary of the Company's stock purchase warrants are as follows:
	Shares	Weighted-Average Exercise Price
Warrants outstanding at December 31, 2007	2,990,242	0.78
Warrants granted during the year	860,465	1.87
Warrants expired during the year	(210,000)	1.00
Warrants exercised during the year	(771,430)	0.75
Warrants outstanding at December 31, 2008	2,869,277	1.10
Warrants granted during the year	501,325	1.37
Warrants expired during the year	(1,501,578)	0.76
Warrants exercised during the year	(549,234)	0.85
Warrants outstanding at December 31, 2009	1,319,790	$1.70

10.

Stock Options

2008 Fixed Share Option Plan

In September 2008, the Company's Board of Directors approved the 2008 Fixed Share Option Plan (the "2008 Plan"), a non-shareholder approved plan for grants of stock options to directors, officers, employees, eligible consultants of the Company and any related company. Based on the terms of the individual option grants, options granted under the 2008 Plan generally expire 3-10 years after the grant date and become exercisable over a period of one year, based on continued employment, either with monthly vesting or upon achievement of predetermined deliverables. The 2008 Plan permits the granting of incentive stock options and nonqualified stock options up to an aggregate at any point in time of 6,068,266 shares.

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

The fair value of options issued during the year ended December 31, 2009 was determined using the Black-Scholes option pricing model with the following assumptions:
	Year ended December 31, 2009	Year ended December 31, 2008
Risk-free interest rates	1.12% to 1.88%	2.06% to 2.22
Volatility factor	74% to 89%	74% to77%
Expected life of options, in years	3-5	3
Weighted average fair value of options granted	$0.68	$1.28

During the year ended December 31, 2009, the Company granted a total of 1,770,500, common stock options to directors, officers, employees, eligible consultants, exercisable between $1.01 and $1.17 per share, with terms of three and five years which were valued at $1,196,541.

During the year ended December 31, 2009, 685,671 (2008 - 11,120) options vested. Total expense of $540,835 (2008 - $5,567) was recorded as stock-based compensation, $338,184 (2008 - $5,567) was included in Consulting and contract labour expense, $194,527 (2008 - $Nil) was included in Salaries & benefits expense and $8,124 was included in discontinued operations (2008 - $Nil).

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

During the year ended December 31, 2009, 537,216 (2008 - 1,470,778) options vested. Total expense of $297,844 (2008 - $666,494) was recorded as stock-based compensation, $129,271 (2008 - $355,923) was included in Consulting and contract labour expense, $154,883 (2008 - $266,146) was included in Salaries & benefits expense and $13,690 was included in discontinued operations (2008 - $49,992).

During the year ended December 31, 2008, the Company granted a total of 611,500 three year common stock options to consultants and employees, exercisable at $1.15 which were valued at $ 358,903.

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

A summary of the Company's stock options are as follows:
Shares	Weighted-Average Exercise Price

Options outstanding, December 31, 2007	3,860,000	$0.52
Options exercised during the year	(635,001)	0.28
Options granted during the year	1,211,500	1.28
Options cancelled during the year	(17,242)	1.10
Options outstanding, December 31, 2008	4,419,257	0.76
Options exercised during the year	(1,144,875)	0.34
Options granted during the year	1,770,500	1.15
Options expired during the year	(200,000)	0.50
Options cancelled during the year	(120,757)	1.01
Options outstanding, December 31, 2009	4,724,125	$1.01

December 31, 2009
Options Outstanding	Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yr)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.37 - $0.50	395,000	0.40	$0.49	395,000	$0.49
$0.51 - $1.45	4,329,125	2.04	$1.06	2,649,303	$0.69
4,724,125	1.90	$1.01	3,044,303	$0.66

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

	December 31, 2008
	Options Outstanding				Options Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yr)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	$0.01 - $0.50	1,682,500	0.78	$0.38	1,642,500	$0.38
	$0.51 - $1.00	2,736,757	1.98	$0.99	1,574,939	$0.84
		4,419,257	1.52	$0.76	3,217,439	$0.60

11.	Commitments
a)

Annual Leases

The Company is committed to current annual lease payments totaling $138,007 for premises under lease. The lease expires in 2011. Approximate minimum lease payments over the remainder of the leases are as follows:

				$
	2010			80,919
	2011			57,088
	Total			138,007

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

b)

National Research Council of Canada ("NRC")

Joint Collaboration Agreement

In October 2007, the Company entered into a new joint collaboration agreement with the NRC to continue to develop a patentable enzyme technology for the processing of hemp fibres. The agreement is for three years and expires on May 9, 2010. On February 19, 2010, the Company signed an amendment to the agreement which will now expire on May 9, 2012. The Company will continue its joint collaboration of enzyme technology with the NRC, however the research will refocus on cellulose technology for the production of lignocellulosic ethanol. The NRC is to be paid as it conducts work on the joint collaboration. There are no further costs or other off-balance sheet liabilities associated with the NRC agreement.

Over the term of the amended agreement, the Company will pay the NRC a total of $280,536 (CDN$294,822) divided into nine payments up to May 9, 2012.

Technology License Agreement

On November 1, 2006, the Company entered into a technology license agreement with the NRC. The license agreement provides the Company a worldwide license to use and sublicense the NRC technology called CRAiLAR®. The Company paid an initial $20,525 (CDN $25,000) fee and will pay an ongoing royalty of 3% on sales of products derived from the CRAiLAR® process to the NRC with a minimum annual payment set at $14,190 (CDN$15,000) per year. During the year ended December 31, 2009 the Company paid $7,095 (CDN$7,500) and accrued $7,095 (CDN$7,500) of the minimum annual royalty.

c)

Alberta Research Council ("ARC")

In June 2007, the Company's subsidiary, Crailar Fiber Technologies Inc. ("CFT"), entered into a Master Agreement For Technology Development with the Alberta Research Council ("ARC") (the "Technology Agreement") to further develop and commercialize bast fiber technology. The Technology Agreement is intended to act as an umbrella agreement for further bast fiber development planned to be performed by the ARC under different Project Agreements. Under the terms of the Technology Agreement, commencing July 1, 2007, the Company will pay $20,525 (CDN $25,000) per quarter to the ARC and can terminate the agreement with 90 days notice, unless there are Project Agreements in effect, in which case this Technology Agreement shall expire when there are no longer any Project Agreements in effect. In addition to the above payments, CFT will be responsible for providing work-in-kind with a value of $20,525 (CDN $25,000) per calendar quarter commencing with the first Project Agreement. During 2009 the Company paid the ARC for specific tasks to further the development of ARC's Technology, the amount paid was $8,987 (CDN - $9,000). Under the terms of the Technology Agreement the Company will be entitled to an option for an exclusive, worldwide, royalty-bearing license to use any new intellectual property developed pursuant to a Project Agreement. The royalty based on this option will be 3% of gross sales for the first $50,000,000 and 1.5% of gross sales on excess of $50,000,000. The Technology Agreement is in effect as long as there is an active Project Agreement.

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

d)

Chief Executive Officer ("CEO") Agreement

On August 24, 2009, the Company signed an agreement with its CEO who will receive $15,000 a month for the period of one year and 500,000 options that will not vest until certain conditions are met. The agreement can be cancelled by either party with 30 days notice. As at December 31, 2009, none of the options had vested.

e)

Public Relations Agreement

On November 25, 2009, the Company signed a service agreement with a company to provide public relations services. Pursuant to the agreement, the Company agreed to pay $7,500 per month for a period of one year ending October 2010. Either party may terminate the agreement with 30 day notice.

f)

Investor Relation Agreement

On September 2, 2008, the Company signed an agreement with a company to provide investor relation services. Pursuant to the agreement, the Company agreed to $15,000 per month for September and October, 2008, $9,000 per month from November 2008 to August 2009, and granted 100,000 three year common stock options, exercisable at $1.25, vesting over eighteen months. On December 2, 2009 an amendment to the agreement was signed with a new monthly retainer amount of $4,500. The agreement continues on a month by month basis and can be cancelled by either party with 60 days notice.

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

12.

Income Taxes

As at December 31, 2009, the Company has estimated tax loss carry forwards for tax purposes of approximately $9,804,000 (2008 - $6,322,000) which expire between 2014 and 2029. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the realizability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

		2009	2008
	Loss before income taxes	$3,941,128	$3,382,718
	Corporate tax rate	30%	31%
	Expected income tax recovery	(1,182,338)	(1,048,643)

	Increase (Decrease) resulting from:
	Permanent differences and others	378,829	289,312
	Change in valuation allowance	830,222	(74,105)
	Expiring loss carryforwards	76,756	43,553
	Impact of foreign exchange changes	(383,041)	457,536
	Impact of tax rate changes	296,548	375,365
	Future tax benefit of share issue costs not credited to share capital	(16,976)	(43,018)
	Future income tax recovery	$-	$-

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

The tax effects of temporary differences that give rise to the Company's future tax asset (liability) are as follows:
	2009	2008

Property and equipment	$2,312	$8,361
Intangible assets	(4,463)	30,014
Research and development costs	234,256	118,964
Share issue costs	38,988	32,436
Loss carry forwards	2,432,874	1,683,970
	2,703,967	1,873,745
Valuation allowance	(2,703,967)	(1,873,745)
	$-	$-

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

The Company's non-capital losses, which can be applied to reduce future taxable income, expire as follows:

	Year of Expiry	Amount

	2014	$ 1,004,000
	2015	1,134,000
	2026	1,519,000
	2027	1,526,000
	2028	1,847,000
	2029	2,774,000
		$ 9,804,000

13.

Related Party Transactions

During the year ended December 31, 2009, $587,485 (2008 - $524,412) was incurred as remuneration to officers and directors of the Company. Of this amount, $407,485 (2008 - $374,412) is recorded as Salaries & benefits expense and $180,000 (2008 - $150,000) is recorded as Consulting & contract labour expense.

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

14.

Discontinued Operations

During fiscal 2009 the Company determined to leave the apparel business to focus on developing its bast fiber technology. The Company did not renew its warehouse lease which expired in 2009 and no longer has sales staff or any selling expenses. The Company had sold its apparel through its HTNaturals subsidiary.

The following table summaries the operating results of the discontinued operations for the fiscal year ended December 31:

		2009	2008
	Revenue	$ 782,944	$ 2,607,153
	Expenses	1,442,890	2,859,291
	Loss from discontinued operations	$ 659,946	$ 252,138

	The following table sets forth the assets and liabilities of the discontinued operations:
		2009	2008
	Accounts receivable, net	$ 9,575	$ 119,895
	Inventories, net	32,643	765,430
	Other assets	-	53,117
	Current assets of discontinued operations	$ 42,218	$ 938,442

		2009	2008
	Accounts payable	$ -	$ 45,071
	Current liabilities of discontinued operations	$ -	$ 45,071

15.	Subsequent Events
	a)	Subsequent to December 31, 2009, 102,625 shares were issued pursuant to the exercise of employee and consultants options between $0.37 and $0.80 per share for proceeds of $53,350.
	b)	On January 2010, the Company granted 100,000 common stock options, exercisable at $0.95 per share with terms of five years.
	c)	Subsequent events were reviewed to the date the financial statements were issued, and it has been determined there are no material transactions that have not been disclosed.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Kenneth Barker, our Chief Executive Officer, and Guy Prevost, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act.

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held are as follows:
Name	Age	Position with the Company
Kenneth C. Barker	53	Chief Executive Officer and a Director
Jason Finnis	38	President/Chief Operating Officer and a Director
Larisa Harrison	37	Chief Administration Officer and Secretary/Treasurer and a Director
Guy Prevost	51	Chief Financial Officer and a Director
Robert Edmunds	51	Director
Peter C. Moore	66	Director
Miljenko Horvat	49	Director
Jeremy Jones	55	Director

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

Kenneth C. Barker, Portland, Oregon. Mr. Barker has been our Chief Executive Officer since August 24, 2006, and a member of our Board of Directors since February 6, 2006. Mr. Barker has over twenty years of apparel experience, including merchandising, sourcing and full profit and loss responsibility, public market experience and corporate governance. Mr. Barker is currently a co-president of The Meriwether Group, Inc. of Portland, Oregon, which is a corporate investment and business acceleration firm. From approximately October 2003 through April 2005, Mr. Barker was the head of apparel for the North American region for adidas International, where he was responsible for all strategic product and marketing functions within the region. His duties also included providing overall apparel direction and strategy for the adidas North American apparel business, creation of the global brand vision of apparel, and being responsible for sales delivery and brand strategy in the North American marketplace. From approximately January 2001 to October 2003, Mr. Barker was the director of apparel for adidas America, where he was responsible for overall profit and loss for the entire apparel business in the United States. Mr. Barker also previously worked for Adidas Canada Limited in Toronto, Canada and Levi Strauss & Co. The Board of Directors has concluded that Mr. Barker should serve as a director given his significant experience in the apparel business over the past twenty years as well as his involvement with our Company since 2006.

Jason Finnis, Vancouver, British Columbia. Mr. Finnis has been a member of the Board of Directors and our President since December 15, 2000 and our Chief Operating Officer since December 7, 2005. Mr. Finnis has been working as an entrepreneur in the hemp industry since 1994. He has started and grown three different hemp enterprises since 1994 and has built a market for his products. Mr. Finnis has established strong ties with the Federal Government of Canada and was instrumental in removing the Canadian tariff on all imported hemp fabric. Mr. Finnis has been a sought after speaker at many North American universities and conferences speaking on a wide variety of business and industrial hemp related topics. Mr. Finnis attended the University of Victoria in the Faculty of Fine Arts, and possesses broad experience in apparel manufacturing, marketing and sales. The Board of Directors has concluded that Mr. Finnis should serve as a director given his involvement with our Company since 2000 as well as his experience as an entrepreneur in the hemp industry since 1994.

Larisa Harrison, Vancouver, British Columbia. Ms. Harrison has been a member of the Board of Directors and our Chief Administration Officer and Secretary/Treasurer since December 15, 2000. Ms. Harrison has been working in the hemp clothing industry since 1995. Ms. Harrison was instrumental in creating the growth in demand for our products over the past years. From 1998 to 2005, Ms. Harrison worked as a self-employed administrative consultant providing human resource management, developing customizing computer databases, and providing bookkeeping services for several Canadian businesses. In May of 1998, Ms. Harrison was employed by one of Canada's largest providers of private label fashion to North American department and chain stores. In this role, Ms. Harrison provided product development, sales support and production management for a number of clients. Ms. Harrison possesses extensive experience in the apparel industry, network administration, and graphic design. Ms. Harrison is a graduate of the University of Victoria with a Fine Arts degree from the School of Music. The Board of Directors has concluded that Ms. Harrison should serve as a director given her involvement with our Company since 2000 as well as her experience in the hemp clothing industry since 1995.

Guy Prevost, Vancouver, British Columbia. Mr. Prevost is a member of our Board of Directors and, since May 2, 2005, has been our Chief Financial Officer. Mr. Prevost has over fifteen years of public market experience in accounting, finance and corporate governance. From 2000 to 2004, Mr. Prevost had been engaged as the controller for Hotsports Internet Corporation. Mr. Prevost's duties and responsibilities on our behalf will generally entail financial reporting and establishing internal procedures and controls. Mr. Prevost is a member of the Certified General Accountants Association of British Columbia and of the Certified General Accountants' Association of Canada. The Board of Directors has concluded that Mr. Prevost should serve as a director given his involvement with our Company since 2005 as well as his experience in accounting, finance and corporate governance.

Robert Edmunds, C.A., Calgary, Alberta. Mr. Edmunds has been a member of the Board of Directors since December 15, 2000 and previously our Chief Financial officer until his resignation effective April 27, 2005. Mr. Edmunds received a Chartered Accountant designation in 1992. He has worked as the proprietor of a public practice from 1992 through 1998. Since 1998, Mr. Edmunds has been performing consulting work, providing business strategy, financial planning and accounting services for various clients in the entertainment and E-commerce industries. The Board of Directors has concluded that Mr. Edmunds should serve as a director given his involvement with our Company since 2000 as well as his experience in accounting.

Peter C. Moore, Portland, Oregon. Mr. Moore has been one of our directors since July 11, 2006, and on our Advisory Board since October 2004. We believe Mr. Moore is generally considered one of the top branding and design experts in the industry. He has over twenty years of footwear and apparel experience, including design and development, involving Nike, adidas and several other prominent brands and concepts in sportswear history. His roles have included creative director at Nike (Air Jordan, Nike Air). Mr. Moore was one of two individuals responsible for creation of the Air Jordan concept during the mid-1980's after which he subsequently left with a colleague to form Sports Inc. a sports marketing company in Portland, Oregon. Mr. Moore was also previously the chief executive officer adidas North America and worldwide creative director of adidas AG. The Board of Directors has concluded that Mr. Moore should serve as a director given his involvement with our Company since 2004 as well as his branding and design expertise.

Miljenko Horvat, Vancouver, British Columbia. Mr. Horvat has been one of our directors since July 11, 2006. Mr. Horvat has over twenty years of experience in the investment banking and private investing industry. Mr. Horvat currently is the President of Horvat Capital Corp., a Vancouver-based investment firm. Mr. Horvat's duties include sourcing and managing leverage buyout transactions throughout Canada on behalf of The Riverside Company, a private equity firm that has over $1.5 billion under management involving investments in industry segment-leading companies with enterprise values between $15,000,000 and $150,000,000. Previously, Mr. Horvat was the president and chief executive officer of NewspaperDirect, Inc., a corporation based in New York and Vancouver, Canada, which is an Internet based, print on demand distributor of daily newspapers. While at NewspaperDirect, Inc., Mr. Horvat was responsible for raising a total of $12,500,000 in funding, establishing relationships with 185 publishers of daily newspapers around the world, expanding market presence to 65 countries, implementing a radical restructuring in response to market conditions during 2001, and growing revenues of 450% in twelve months resulting in sales for fiscal year 2003 of $1,500,000. Mr. Horvat's prior experience also includes employment at Citicorp as managing director, Russia Direct Equity, and at Citibank, Russia, where he led the creation of Citibank's full service commercial banking operations in Russia. Mr. Horvat is also a member of the Advisory Board of the Maurice Young Center for Entrepreneurship. He earned an M.A. in International Relations at Yale University and a B.A. in Political Science from Zagreb University. The Board of Directors has concluded that Mr. Horvat should serve as a director given his involvement with our Company since 2006 as well as his business experience, financial expertise and proven ability to raise funding.

Jeremy Jones, Medford, Massachusetts. Mr. Jones has been one of our directors since August 5, 2009 and on our Advisory Board since March 2009. Mr. Jones was Vice President of Koch Genesis, the venture arm or Koch Industries, the largest private company in the United States from 2007 through 2009. At Koch he was responsible for deal sourcing, diligence and structuring in areas such as renewable fuels, biopolymers, medical textiles and advanced fibers for Koch's operating businesses INVESTA, Georgia-Pacific and Flint Hills Resources. Prior to Koch, Mr. Jones was in leadership and corporate officer roles in Fortune 500 companies such as Polaroid, Motorola and Cabot Microelectronics, where he built several businesses in optical and electronic materials, as well as in start-ups such as Crosslink, a St. Louis company commercializing conductive polymer materials. The Board of Directors has concluded that Mr. Jones, the newest member of our Board of Directors, should serve as a director given his experience in building small companies as well as his specific experience with companies involved in renewable fuels, biopolymers, textiles and fibres.

Family Relationships

Ms. Harrison and Mr. Finnis are married. Otherwise, there are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Except as disclosed in this annual report, during the past ten years none of the following events have occurred with respect to any of our directors or executive officers:

    A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

    Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

    Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

      Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

      Engaging in any type of business practice; or

      Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

    Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

    Such person was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

    Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

    Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

      Any Federal or State securities or commodities law or regulation; or

      Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

      Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

    Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

There are currently no legal proceedings to which any of our directors or officers is a party adverse to us or in which any of our directors or officers has a material interest adverse to us.

Audit Committee

Mr. Edmunds, Mr. Horvat and Ms. Harrison are member of our audit committee. Two of the members (Mr. Edmunds and Mr. Horvat) are "independent" within the meaning of Rule 10A-3 under the Exchange Act. The Board of Directors has determined that there is a financial expert serving on its audit committee. The financial expert and committee chair is Mr. Robert Edmunds, C.A., and he is considered "independent" within the meaning of Rule 10A-3 under the Exchange Act. The audit committee operates under a written charter adopted by the board of directors on February 28, 2008.

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

  review and appraise the audit efforts of our independent accountants;

  evaluate our quarterly financial performance as well as our compliance with laws and regulations;

  oversee management's establishment and enforcement of financial policies and business practices; and

  provide an open avenue of communication among the independent accountants, management and the Board of Directors.

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

Code of Ethics

Our Board of Directors has adopted a code of ethics applicable to all our employees and directors (the "Code of Ethics").

The Code of Ethics is intended to describe our core values and beliefs and to provide the foundation for all business conduct. The Code of Ethics is further intended to focus our Board of Directors and each director, officer and employee on areas of ethical risk, provide guidance to our directors, officers and employees to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and help foster a culture of honesty and accountability. Our guidelines for conducting business are consistent with the highest standards of business ethics. Each director, officer and employee must comply with the letter and spirit of this Code of Ethics.

We have posted the text of the Code of Ethics on our Internet website at www.naturallyadvanced.com Furthermore, upon request, we shall provide to any person without charge a copy of the Code of Ethics. Any such requests should be directed to Ms. Larisa Harrison, Chief Administration Officer, 402-1008 Homer Street, Vancouver, British Columbia, Canada V6B 2X1.

Other Corporate Governance Matters

Effective February 27, 2008, our Board of Directors adopted certain policies, terms of reference, charters and guidelines (collectively, the "Corporate Governance Policies"), for our Board of Directors and senior management to follow:

  Corporate Governance Policy;

  Corporate Disclosure Policy;

  Securities Trading Policy;

  Board of Directors' Charter;

  Terms of Reference for the Chief Financial Officer;

  Terms of Reference for Committee Chairs;

  Audit Committee Charter;

  Corporate Governance Committee Charter;

  Compensation Committee Charter;

  Disclosure Charter Policy;

  Code of Ethics; and

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires directors and officers, and the persons who beneficially own more than 10% of common stock, of certain companies to file reports of ownership and changes in ownership with the SEC. We are not required to file reports under Section 16 of the Exchange Act.

ITEM 11.      EXECUTIVE COMPENSATION

Compensation of Named Executive Officers

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended December 31, 2009 and 2008 and 2007 (collectively, the "Named Executive Officers"):

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Kenneth Barker CEO	2009	180,000	Nil	Nil	349,838	Nil	Nil	Nil	529,838
	2008	150,000	Nil	Nil	303,269	Nil	Nil	Nil	453,269
Jason Finnis President	2009	94,962	39,344	Nil	284,807	Nil	Nil	Nil	419,113
	2008	89,146	35,658	Nil	73,365	Nil	Nil	Nil	198,169
Guy Prevost CFO	2009	94,962	39,344	Nil	284,807	Nil	Nil	Nil	419,113
	2008	89,146	35,658	Nil	73,365	Nil	Nil	Nil	198,169
Larisa Harrison CAO, Secretary and Treasurer	2009	94,962	39,344	Nil	74,904	Nil	Nil	Nil	209,210
	2008	89,146	35,658	Nil	73,365	Nil	Nil	Nil	198,169

(1) Amounts presented in this column represent the fair value as of the grant date of such stock options.

Outstanding Equity Awards Held by Named Executive Officers at Fiscal Year End

The following table sets forth information as at December 31, 2009, relating to Stock Options that have been granted to the Named Executive Officers:

Outstanding Equity Awards At Fiscal Year-End
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Kenneth Barker	500,000	Nil	Nil	$1.17	Oct. 20/14	500,000	Nil	Nil	Nil
Jason Finnis	125,000 300,000	Nil Nil	Nil Nil	$1.12 $1.17	Jan. 21/12 Oct. 20/14	Nil 300,000	Nil	Nil	Nil
Guy Prevost	125,000 300,000	Nil Nil	Nil Nil	$1.12 $1.17	Jan. 21/12 Oct. 20/14	Nil 300,000	Nil	Nil	Nil
Larisa Harrison	125,000	Nil	Nil	$1.12	Jan. 21/12	Nil	Nil	Nil	Nil

Director Compensation

The following table sets forth information relating to compensation paid to our directors during fiscal year ended December 31, 2009. Our Directors who are also Named Executive Officers do not receive any additional compensation beyond what is disclosed above in relation to their service as directors. As such, such Named Executive Officers are not listed in the table below.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Edmunds	Nil	Nil	16,240	Nil	Nil	Nil	16,240
Peter Moore	Nil	Nil	16,240	Nil	Nil	Nil	16,240
Miljenko Horvat	Nil	Nil	16,240	Nil	Nil	Nil	16,240
Jeremy Jones	9,250	Nil	57,279	Nil	Nil	Nil	66,529

(1) Amounts presented in this column represent the fair value as of the grant date of such stock options.

Our directors do not have specific compensation arrangements based on attendance at board or committee meetings or serving as a committee chair. From time to time directors may receive bonus payments or options, which are granted on a discretionary basis. The amount of any bonus payments or the number of options granted is based on the experience of the director, time spent on Company matters and the compensation paid to other directors of companies in the industry.

Employment and Consulting Agreement

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

  we pay to Meriwether Accelerators a monthly fee of $12,500 (with the acknowledgment that an additional monthly fee of $2,500 has been paid and will continue to be paid to the Meriwether Accelerators under a pre-existing services arrangement); and

  we granted to Meriwether Accelerators an aggregate 200,000 stock options at an exercise price of $0.31 per share exercisable for a period of three years vesting immediately and a further 500,000 stock options at an exercise price of $0.31 per share, which shall vest at certain dates upon the attainment by us of certain initial deliverables which have been agreed upon by the parties in advance.

On approximately November 27, 2007, we authorized the renewal of the 2006 CEO Services Agreement (the "2007 CEO Services Agreement"). Pursuant to the 2007 CEO Services Agreement, Mr. Barker was engaged for an additional one-year term to serve as our Chief Executive Officer. We granted to Meriwether Group Investments LLC an aggregate of 1,000,000 stock options at an exercise price of $0.75 per share, which shall vest in accordance with the attainment of certain deliverables.

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

  we agreed to pay to Meriwether Accelerators a gross monthly fee of $12,500, with the acknowledgement that an additional fee of $2,500 per month has been paid and continues to be payable by us; and

  we granted to Meriwether Group Investments LLC an aggregate 500,000 Stock Options at an exercise price of $1.45 per share, which shall vest in accordance with the attainment of certain deliverables and our 2008 Plan and the rules of the TSX-V.

On approximately October 26, 2009, we authorized the renewal of the 2008 CEO Services Agreement (the "2009 CEO Services Agreement"). As a majority of the Mr. Barker's work is now dedicated to our Company, the 2009 CEO Services Agreement is between our Company and Mr. Barker directly. Pursuant to the 2009 CEO Services Agreement, Mr. Barker was engaged for an additional one-year term to serve as our Chief Executive Officer. In accordance with the terms and provisions of the 2009 CEO Services Agreement:

  we agreed to retain Mr. Barker as our Chief Executive Officer;

  we agreed to pay to Mr. Barker directly a gross monthly fee of $15,000; and

  we granted to Mr. Barker an aggregate 500,000 Stock Options at an exercise price of $1.17 per share, which shall vest in accordance with the attainment of certain deliverables and our 2008 Plan and the rules of the TSX-V.

On October 30, 2009, we entered into an assignment agreement with Meriwether Group Investments LLC and Mr. Barker wherein Meriwether Group assigned to Mr. Barker all its right, title and interest in the 1,000,000 stock options granted to Meriwether in 2007 at an exercise price of $0.75 and the 500,000 stock options granted to Meriwether in 2008 at an exercise price of $1.45.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of April 8, 2010, there were 33,456,840 shares of common stock issued and outstanding.
Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership
Directors and Officers:
Kenneth Barker 1008 Homer Street, Suite 402 Vancouver, British Columbia Canada V6B 2X1	3,317,970(2)	9.6%
Jason Finnis and Larisa Harrison(3) 1008 Homer Street, Suite 402 Vancouver, British Columbia Canada V6B 2X1	3,318,550(4)	9.6%
Guy Prevost 1008 Homer Street, Suite 402 Vancouver, British Columbia Canada V6B 2X1	949,263(5)	2.8%

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership
Robert Edmunds 1008 Homer Street, Suite 402 Vancouver, British Columbia Canada V6B 2X1	2,088,141(6)	6.2%
Peter Moore 1008 Homer Street, Suite 402 Vancouver, British Columbia Canada V6B 2X1	2,100,000(7)	6.2%
Miljenko Horvat 1008 Homer Street, Suite 402 Vancouver, British Columbia Canada V6B 2X1	1,232,664(8)	3.7%
Jeremy Jones 1008 Homer Street, Suite 402 Vancouver, British Columbia Canada V6B 2X1	100,000(9)	0.3%
All Officers and Directors as a Group (8)	13,106,588(10)	34.6%
10% or Greater Beneficial Owners
Dennis Howitt Trust 1008 Homer Street, Suite 402 Vancouver, British Columbia Canada V6B 2X1	3,372,500(11)	10.1%
Chen Yen Yeo 1008 Homer Street, Suite 402 Vancouver, British Columbia Canada V6B 2X1	2,000,000(12)	6.0%

*     Less than one percent.

(1)          Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power. As of April 8, 2010, there were 33,456,840 issued and outstanding.

(2)          This figure includes: (i) 1,317,970 shares of common stock, of which 197,100 shares are held of record by Kenneth Barker, 156,583 shares are held of record by Meriwether Group Investments LLC (of which Mr. Barker has a 50% equity ownership interest) and 964,287 shares are held of record by Meriwether Capital Partners LP (of which Mr. Barker has a 1/3 equity ownership interest in Meriwether Ventures, the general partnership which is the manager of Meriwether Capital Partners LP); (ii) 1,000,000 stock options held of record by Kenneth Barker exercisable into 1,000,000 shares of common stock at $0.75 per share expiring on August 24, 2010; (iii) 500,000 stock options held of record by Kenneth Barker exercisable into 500,000 shares of common stock at $1.45 per share expiring October 14, 2011; and (iv) 500,000 stock options held of record by Kenneth Barker exercisable into 500,000 shares of common stock at $1.17 expiring October 20, 2014.

(3)          This figure includes: (i) 1,850,422 shares of common stock held of record jointly by Jason Finnis and Larisa Harrison who are husband and wife, 173,454 shares of common stock held of record by Jason Finnis and 184,674 shares of common stock held of record by Larisa Harrison; (ii) 10,000 stock options held of record by Larisa Harrison exercisable into 10,000 shares of common stock at $0.50 per share expiring on May 15, 2010; (iii) 150,000 stock options held of record by Jason Finnis exercisable into 150,000 shares of common stock at $0.80 expiring on August 8, 2010; (iv) 150,000 stock options held of record by Larisa Harrison exercisable into 150,000 shares of common stock at $0.80 expiring on August 8, 2010; (v) 125,000 stock options held of record by Jason Finnis exercisable into 125,000 shares of common stock at $1.15 expiring on February 1, 2011; (vi) 125,000 stock options held of record by Larisa Harrison exercisable into 125,000 shares of common stock at $1.15 expiring on February 1, 2011; (vii) 125,000 stock options held of record by Jason Finnis exercisable into 125,000 shares of common stock at $1.12 expiring on January 21, 2012; (viii) 125,000 stock options held of record by Larisa Harrison exercisable into 125,000 shares of common stock at $1.12 expiring on January 21, 2012 and (ix) 300,000 stock options held of record by Jason Finnis exercisable into 300,000 shares of common stock at $1.17 expiring on October 20, 2014.

(4)          Jason Finnis and Larisa Harrison are married.

(5)          This figure includes: (i) 49,263 shares of common stock held of record; (ii) 350,000 stock options exercisable into 350,000 shares of common stock at $0.50 per share expiring on May 15, 2010; (iii) 125,000 stock options exercisable into 125,000 shares of common stock at $1.15 expiring on February 1, 2011; (iv) 125,000 stock options exercisable into 125,000 shares of common stock at $1.12 expiring on January 21, 2012; and (v) 300,000 stock options exercisable into 300,000 shares of common stock at $1.17 expiring on October 20, 2014.

(6)          This figure includes: (i) 1,703,604 shares of common stock held of record by Robert Edmunds; (ii) 240,000 shares of common stock held of record by Lesley Hayes, the wife of Robert Edmunds; (iii) 25,000 stock options held of record by Robert Edmunds exercisable into 25,000 shares of common stock at $0.80 per share expiring on August 8, 2010; (iv) 12,500 stock options held of record by Lesley Hayes exercisable into 12,500 shares of common stock at $0.80 expiring on August 8, 2010; (v) 25,000 stock options held of record by Robert Edmunds exercisable into 25,000 shares of common stock at $1.15 per share expiring on February 1, 2011; (vi) 10,000 stock options held of record by Lesley Hayes exercisable into 10,000 shares of common stock at $1.15 expiring on February 1, 2011; (vii) 25,000 stock options held of record by Robert Edmunds exercisable into 25,000 shares of common stock at $1.12 per share expiring on January 21, 2012; (viii) 10,000 stock options held of record by Lesley Hayes exercisable into 10,000 shares of common stock at $1.12 per share expiring on January 21, 2012; and (ix) 37,037 warrants held of record by Robert Edmunds exercisable into 37,037 shares of common stock at $1.95 per share expiring on July 3, 2010.

(7)          This figure includes: (i) 2,025,000 shares of common stock held of record; (ii) 25,000 stock options exercisable into 25,000 shares of common stock at $0.80 expiring on August 8, 2010; (iii) 25,000 stock options exercisable into 25,000 shares of common stock at $1.15 expiring February 1, 2011; and (iv) 25,000 stock options exercisable into 25,000 shares of common stock at $1.12 expiring on January 21, 2012.

(8)          This figure includes: (i) 1,135,164 shares of common stock held of record; (ii) 10,000 stock options exercisable into 10,000 shares of common stock at $0.50 per share expiring on May 15, 2010; (iii) 25,000 stock options exercisable into 25,000 shares of common stock at $0.80 expiring on August 8, 2010; (iv) 25,000 stock options exercisable into 25,000 shares of common stock at $1.15 expiring February 1, 2011; (v) 25,000 stock options exercisable into 25,000 shares of common stock at $1.12 expiring on January 21, 2012; and (vi) 12,500 warrants exercisable into 12,500 shares of common stock at $1.38 expiring on September 21, 2012.

(9)          This figure includes (i) 100,000 stock options exercisable into 100,000 shares of common stock at $1.01 per share expiring on March 1, 2012.

(10)        This figure includes: (i) 8,679,551 shares of common stock held of record; (ii) 4,377,500 stock options exercisable into 4,377,500 shares of common stock; and (iii) 49,537 warrants exercisable into 49,537 shares of common stock.

(11)        This figure consists of: (i) 3,372,500 shares of common stock held of record by the Dennis Howitt Trust; and (ii) 55,000 shares of common stock held of record in joint tenancy by Dennis Howitt and Linda M. Winks.

(12)        This figure consists of 2,000,000 shares of common stock held of record by Chen Yen Yeo.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our Company.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except for the transactions described below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transactions, during our fiscal years ended December 31, 2008 and 2009.

During the year ended December 31, 2009, $587,485 (2008 - $524,412) was incurred as remuneration to officers and directors of the Company.

Our agreement through which we engage Kenneth Barker as or Chief Executive Officer is described above under Item 11, "Executive Compensation", under the subheading "Employment and Consulting Agreement".

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

Dale Matheson Carr-Hilton LaBonte LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended December 31, 2009 and December 31, 2008. Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended December 31, 2009 (estimated)	Year Ended December 31, 2008
Audit Fees	$79,000	$93,000
Audit-Related Fees	Nil	Nil
Tax Fees	7,000	7,000
All Other Fees	Nil	Nil
Total	$86,000	$100,000

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

ITEM 15.      EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibit No.	Document
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.1	Collaboration Agreement dated effective May 7, 2004 between Hemptown Clothing, Inc., and the National Research Council of Canada (2)
10.2	Renewed Collaboration Agreement dated effective December 7, 2007 between Crailar Fiber Technologies, Inc., and the National Research Council of Canada (2)
10.3	Amendment to the Renewed Collaboration Agreement dated effective February 19, 2010 between Naturally Advanced Technologies, Inc. and the National Research Council of Canada (2)
10.4	Master Agreement for Technology Development between Alberta Research Council and Crailar Fiber Technologies dated January 1, 2007 (3)
10.5	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Meriwether Accelerators LLC dated November 27, 2007 with effective date of August 24, 2007 (4)
10.6	2006 Stock Option Plan (5)
10.7	Letter Agreement dated September 2, 2008 between Naturally Advanced Technologies Inc. and Lipper/Heilshorn & Associates, Inc. (6)
10.7	Renewal of CEO Executive Services Agreement Between Naturally Advanced Technologies Inc. And Meriwether Accelerators LLC dated October 14, 2008 (7)
10.8	2008 Fixed Share Stock Option Plan (8)
10.9	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Kenneth Barker, dated for reference August 24, 2009
10.10	Service Agreement between Naturally Advanced Technologies Inc. and OrganicWorks Marketing LLC dated November 25, 2010
14.1	Corporate Governance Policy (9)
14.2	Corporate Disclosure Policy (9)
14.3	Securities Trading Policy (9)
14.4	Board of Directors Charter (9)
14.5	Terms of Reference for the Chief Financial Officer (9)
14.6	Terms of Reference of Committee Chairs (9)
14.7	Audit Committee Charter (9)
14.8	Corporate Governance Committee Charter (9)
14.9	Compensation Committee Charter (9)
14.10	Disclosure Charter Policy (9)
14.11	Code of Ethics (9)
14.12	Insider Trading and Reporting Guidelines (9)
23.1	Auditor Consent Letter
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)   Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2004, as filed with the SEC on March 31, 2005.

(2)   Filed as an exhibit to our Form 8-K as filed with the SEC on March 8, 2010.

(3)   Filed as an exhibit to our Form 8-K as filed with the SEC on June 25, 2007.

(4)   Filed as an exhibit to our Form 8-K as filed with the SEC on December 21, 2007.

(5)   Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2006 as filed with the SEC Commission on March 31, 2007.

(6)   Filed as an exhibit to our Form 8-K as filed with the SEC on September 8, 2008.

(7)   Filed as an exhibit to our Form 8-K as filed with the SEC on October 28, 2008.

(8)   Filed as an exhibit to our Form S-8 as filed with the SEC on October 10, 2008.

(9)   Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2007 as filed with the SEC on April 11, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NATURALLY ADVANCED TECHNOLOIGES INC.
Dated: April 12, 2010	By: /s/ Kenneth C. Barker Kenneth C. Barker, Chief Executive Officer

Dated: April 12, 2010	By: /s/ Guy Prevost Guy Prevost, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons no behalf of the registrant and in the capacities and on the dates indicated.
Dated: April 12, 2010	By: /s/ Kenneth C. Barker Kenneth C. Barker, Chief Executive Officer and Director

Dated: April 12, 2010	By: /s/ Guy Prevost Guy Prevost, Chief Financial Officer and Director

Dated: April 12, 2010	By: /s/ Jason Finnis Jason Finnis, President, Chief Operating Officer and Director

Dated: April 12, 2010	By: /s/ Larisa Harrison Larisa Harrison, Chief Administrative Officer, Secretary, Treasurer and Director

Dated: April 12, 2010	By: /s/ Robert Edmunds Robert Edmunds, Director

Dated: April 12, 2010	By: /s/ Miljenko Horvat Miljenko Horvat, Director