Form 10-Q
period 2010-03-31
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2010-05-21
CIK 1210294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:         000-50367

NATURALLY ADVANCED TECHNOLOGIES INC.
(Exact name of small business issuer as specified in its charter)

British Columbia	98-0359306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

402-1008 Homer Street Vancouver, British Columbia, Canada	V6B 2X1
(Address of principal executive offices)	(Zip Code)

(604) 683-8582
Registrant's telephone number, including area code

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 35,216,579 shares of common stock as of May 19, 2010.

NATURALLY ADVANCED TECHNOLOGIES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2010

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements include, but are not limited to, statements with respect to the following:

  our need for additional financing;

  the competitive environment in which we operate;

  our dependence on key personnel;

  conflicts of interest of our directors and officers;

  our ability to fully implement our business plan;

  our ability to effectively manage our growth; and

  other regulatory, legislative and judicial developments.

Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended December 31, 2009, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the "SEC"). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The following unaudited interim financial statements of Naturally Advanced Technologies, Inc. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Naturally Advanced Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(In US Dollars)
(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Current
Cash and cash equivalents	$66,661	$421,452
Accounts receivable	5,034	11,552
Prepaid expenses and other	63,755	48,367
Current assets of discontinued operations	51,369	42,218

	186,819	523,589

Property and Equipment	135,213	132,185
Intangible Assets	87,416	85,071

	$409,448	$740,845

LIABILITIES
Current
Accounts payable	$286,833	$234,313
Accrued Liabilities	327,279	346,963
Note payable (Note 4)	200,000	-
Due to Related Party (Note 2)	955,816	-

	1,769,928	581,276

Note payable (Note 4)	-	200,000
Due to Related Party (Note 2)	-	928,347

	1,769,928	1,709,623
STOCKHOLDERS' DEFICIT
Capital Stock(Note 3)
Authorized: 100,000,000 common shares without par value
Issued and outstanding : 33,456,840 common shares (December 31, 2009 - 33,354,215)	10,528,367	10,443,962
Additional Paid-in Capital	2,177,398	2,011,047
Accumulated Other Comprehensive (Loss)	(11,743)	(12,840)
Deficit	(12,251,005)	(12,251,005)
Deficit accumulated in the development stage	(1,803,497)	(1,159,942)

	(1,360,480)	(968,778)

	$409,448	$740,845

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(In US Dollars)
(Unaudited)

			Cumulative from
	For the three month period ended		October 1,
	March 31,		to
	2010	2009	March 31, 2010

Expenses
Advertising and promotion	$52,233	$62,568	$122,900
Amortization & depreciation	8,277	3,703	19,040
Consulting & Contract Labour (Note 2 and 3)	128,280	141,011	250,635
General & Administrative	97,568	50,561	274,766
Interest	33,942	30,499	71,984
Professional Fees	27,015	61,237	141,878
Research & Development	117,651	81,613	355,101
Salaries & Benefits (Note 2 and 3)	212,168	148,557	601,949

Loss from continuing operations	677,134	579,749	1,838,253

Gain (Loss) from discontinued operations	33,579	(188,304)	34,756

Net loss for the period	$(643,555)	$(768,053)	$(1,803,497)

Loss from continuing operations per share (basic and diluted)	$(0.02)	$(0.02)

Loss from continuing operations per share (basic and diluted)	$0.00	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	33,375,684	30,977,880

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(In US Dollars)

	For three months ended March 31,		Cumulative from October 1, 2009 to
	2010	2009	March 31, 2010

Cash flows from (used in) operating activities
Net loss from continuing operation for the period	$(677,134)	$(579,749)	$(1,837,076)
Adjustments to reconcile net loss to net cash from operating activities
Amortization & depreciation	8,277	3,703	19,040
Stock based compensation	197,406	141,983	446,186

Changes in working capital assets and liabilities
(Increase) decrease in accounts receivable	6,518	47,084	71,913
(Increase) decrease in prepaid expenses	(15,388)	18,473	6,370
Increase (decrease) in accounts payable	52,520	(21,795)	(51,028)
Increase (decrease) in accrued liabilities	(19,684)	(98,719)	197,590
Increase in due to related parties	27,469	(8,114)	55,816

Net cash used in operating activities of continuing operations	(420,016)	(497,134)	(1,091,189)

Net cash provided by discontinued operations	24,428	91,561	50,875

Cash flows from (used in) investing activities
Purchase of property and equipment	(5,320)	(3,946)	(13,323)
Acquisition of trademarks and license	(8,330)	(1,741)	(8,330)

Net cash flows used in investing activities	(13,650)	(5,687)	(21,653)

Cash flows from (used in) financing activities
Issuance of capital stock	53,350	312,376	59,783
Related parties advances	-	200,000	-
Related parties payments	-	-	(69,015)
Short term loan	-	(26,590)	-

Net cash flows from (used in) financing activities	53,350	485,786	(9,232)

Effect of exchange rate changes on cash and cash equivalents	1,097	(35,109)	84,413

Increase (decrease) in cash	(354,791)	39,417	(986,786)
Cash and cash equivalents, beginning of period	421,452	319,358	1,053,447

Cash and cash equivalents, end of period	$66,661	$358,775	$66,661

SUPPLEMENTAL CASH FLOW INFORMATION
AND NON-CASH FINANCING AND INVESTING ACTIVITIES:
Cash paid for interest	$560	$35,198
Cash paid for income taxes	$-	$-
Capital stock issued in settlement of accounts payable	$-	$-
Capital stock issued as finance fee	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

1.           Basis of Presentation

These unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles ("U.S. GAAP") for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended December 31, 2009, included in the Company's Form 10-K filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These interim unaudited consolidated financial statements should be read in conjunction with the in the information included in the Company's Form 10-K filed on April 13, 2010 with the U.S. Securities and Exchange Commission.

In the opinion of management, the accompanying balance sheets and related statements of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with US GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include: estimates of loss contingencies, product warranties, product life cycles, product returns, and stock-based compensation forfeiture rates. Actual results and outcomes may differ from management's estimates and assumptions.

Recent accounting pronouncements with future effective dates are not expected to have an impact on the Company's financial statements.

2.           Related Parties Transactions

a)     As at March 31, 2010 a director had advanced the Company a total amount of $900,000. The loan bears at an interest rate of 12%, is due on February 16, 2011 and is unsecured. An accrual for interest of $55,816 (December 31, 2009 - $28,347) has been included in amounts due to related party as at March 31, 2010.

b)     During the three month period ended March 31, 2010, $124,740 (2009 - $110,081) was incurred as remuneration to officers and directors of the Company. Of this amount, $79,740 (2009 - $65,081) is recorded as salaries and benefits expense and $45,000 (2009 - $45,000) is recorded as consulting and contract labour expense.

Naturally Advanced Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

3.           Capital Stock

During the period ended March 31, 2010, the Company issued shares of common stock as follows:

a)       In January, February and March 2010, 102,625 shares were issued pursuant to the exercise of employee and consultants options between $0.37 and $0.80 per share for proceeds of $53,350.

Share purchase warrants outstanding at March 31, 2010, are summarized as follows:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (yr)

$1.10 - $1.95	1,319,788	1.07

Share purchase warrants outstanding are:

	Shares	Weighted-Average Exercise Price

Warrants outstanding at March 31, 2010 and December 31, 2009	1,319,788	$1.69

Stock options outstanding at the March 31, 2010 are summarized as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yr)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.50 - $0.50	310,000	0.17	$0.50	310,000	$0.50
$0.75 - $1.45	4,411,500	1.87	$1.06	2,799,000	$0.99

	4,721,500	1.76	$1.02	3,109,000	$0.94

Naturally Advanced Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

3.          Capital Stock (cont.)

Stock options outstanding are:

	Shares	Weighted-Average Exercise Price

Options outstanding, December 31, 2009	4,724,125	1.01
Options exercised during the period	(102,625)	0.52
Options granted during the period	100,000	0.95

Options outstanding, March 31, 2010	4,721,500	$1.02

During the three month period ended March 31, 2010, 102,625 options were exercised and a total of $31,055 has been reclassified from additional paid-up capital to capital stock

During the three month period ended March 31, 2010, the Company granted a total of 100,000, five year common stock options to employees and consultants, exercisable at $0.95 per share, which were valued at $59,855. These options were granted under the terms of the Company's 2008 Fixed Share Option Plan.

The fair value of options issued during the period ended March 31, 2010, was determined using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	2.51%
Volatility factor	76%
Expected life of options, in years	5
Weighted average fair value of options granted	$0.60

During the three month period ended March 31, 2010, 184,062 (2009: Nil) options vested under the Company's 2008 Fixed Share Option Plan. Total expenses of $197,406 (2009: $Nil) was recorded as stock-based compensation, $72,170 (2009-$Nil) was included in consulting and contract labour expense and $125,236 (2009- $Nil) was included in salaries and benefits expense.

4.          Note payable

As at March 31, 2010 the Company owed $200,000 on a note payable which is due on January 22, 2011. The note bears interest at 12% per annum. Included in accrued liabilities at March 31, 2010 is an accrual for interest of $118,948 (December 31, 2009- $102,169). The note is secured by a fixed charge and a security interest in all in the Company's accounts receivable insurance policy and a security interest in all assets of the Company, subject and subordinate, to any borrowing by the Company with banks and lending institutions.

Naturally Advanced Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)

5.          Subsequent Events

In April and May, 2010, 335,000 shares were issued pursuant to the exercise, of employee and consultants stock options, between $0.50 and $0.80 per share for proceeds of $175,000.

In May, 2010, 1,424,739 units were issued at $1.00 per unit, for proceeds of $1,424,739. Each unit consists of one common share and one/half non-transferable common stock purchase warrant. Each whole stock purchase warrant is exercisable at $1.25 per share, expiring in May, 2013. The Company paid a total $67,374 for agent commissions and other expenses which have been recorded as share issue costs.

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2010 and 2009 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended March 31, 2010 and 2009. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under the heading "Risk Factors" in our Annual Report on Form 10-K.

Overview

Naturally Advanced Technologies Inc. is a Cleantech company focused on providing environmentally friendly textile, composite, biomass and pulping solutions through the cost effective processing of industrial hemp and other bast fiber crops. Naturally Advanced Technologies is bringing sustainable bast fiber-based products to market, providing environmentally friendly natural fiber alternatives for a broad range of existing and emerging product applications, with equivalent or superior performance characteristics to cotton, wood or fossil-fuel based competitors. As of the date of this Annual Report, are business operations consist of the development and execution of our proprietary processing platforms called CRAiLAR® and CRAiLEXTM technology, which are bast fiber processing technologies targeted at the textile, pulping, composite and plastics industries.

The Naturally Advanced Technologies Solution

Bast fiber from hemp is known to combine performance characteristics with agronomic properties, providing, natural product solutions for a range of market applications.

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

NAT has dismantled the second barrier. In concert with its key technology partners the Alberta Research Council and the National Research Council, NAT has developed proprietary technologies (the CRAiLAR and CRAiLEX platforms) to process hemp fiber into decorticated bast fiber, organic bast fiber, dissolving pulp and fluff pulp; all environmentally friendly products that are fully fungible with traditional pulp and cotton processing lines. These products offer the comfort apparel, absorbent pulp and paper, and performance apparel sectors the ability to substitute superior natural fiber alternatives into their existing production lines, while unlocking a host of additional commercial opportunities in existing and emerging markets.

Naturally Advanced Technologies (NAT) is developing proprietary technology for the engineering, processing and production of textile fibers, composite materials, cellulose pulp, and their resulting byproducts. Developed in collaboration with the National Research Council of Canada and the Alberta Research Council, the CRAiLAR and CRAiLEX biomass technology platforms offer cost-effective and environmentally friendly processing and production of industrial hemp for global textile, composite material, pulp and paper and energy markets. NAT has the global exclusive rights to any new intellectual property developed under these collaborations. The technology developed is expected to displace some cotton and organic cotton use in textiles, some polyester and nylon use in performance textiles, some fiberglass use in composite materials, some wood pulp use in pulp and paper applications and some oil and gas use in energy markets. The feedstock source is environmentally efficient industrial hemp; however, the feedstock source can also be from other environmentally efficient bast fibers, such as flax. During the third quarter of 2008, fiber was spun and then knitted into fabric suitable for T-shirt or other knit garments using the CRAiLAR Organic Fibers technology.

As a result of testing of CRAiLAR Organic Fibers at NC State University during the third quarter of 2008, the Company entered into joint development agreements with Hanesbrands, and Georgia Pacific Consumer Products. The Company will be conducting further evaluation of its CRAiLAR Organic Fibers with both commercialization partners over the course of the next four months, with a view to arriving at commercialization terms at the successful conclusion of those trials.

NAT is organized into two brand platforms to best develop, test and commercialize its technology platforms. These include:

  CRAiLEX Advanced Materials: (near term development/commercialization) Focused on applications for our eco-friendly cellulosic pulp, the Advanced Materials division develops technologies for the processing of these cellulose-based fibers in Pulp and Paper, Bioplastics and Performance Apparel industries.

  CRAiLAR Organic Fibers: (near term development/ commercialization) The Organic Fibers division is responsible for CRAiLAR applications in the apparel and textile industries. Using the core fiber from the bast fiber crop, CRAiLAR® Organic Fibers can be spun into a traditional yarn.

HTnaturals Apparel Corp.

During fiscal 2009 the Company determined to close its apparel division HTnaturals and focus on its CRAiLAR and CRAiLEX technologies. The warehouse lease was not renewed, the sales team was terminated and all other elements of our apparel division were discontinued. The costs of the apparel division are classified as discontinued operations in the Company's financial statements.

Results of Operations

Three Month Period Ended March 31, 2010 Compared to Three Month Period Ended March 31, 2009
Three months ended March 31st
	2010	2009	% Change
Loss from Continued Operations	($677,134)	($579,749)	17%
Gain (Loss) from Discontinued Operations	$33,579	($188,304)	118%
Net Loss	($643,555)	($768,053)	16%
Loss/share Continued Operations	($0.02)	($0.02)
Loss/share Discontinued Operations	$0.00	($0.01)

Revenue and Gross Margins

Our net operational loss during the three-month period ended March 31, 2010, was ($677,134) compared to ($579,749) during the three-month period ended March 31, 2009 (an increase in loss of $97,385). The increase in loss was due to an increase on research and development spending and increased costs of commercialization, increase in stock based compensation expensed for options granted in the past..

Operating Expenses

During the three-month period ended March 31, 2010, we recorded operating expenses of $677,134 compared to operating expenses of $579,749 during the three-month period ended March 31, 2009 (an increase of $97,385).

Operating expenses consisted of: (i) $52,233 (2009: $62,568) in advertising and promotion; (ii) $8,277 (2009: $3,703) in amortization and depreciation; (iii) $128,280 (2009: $141,011) in consulting and contract labor; (iv) $97,568 (2009: $50,561) in general and administrative expenses; (v) $33,942 (2009: $30,499) in interest; (vi) $27,015 (2009: $61,237) in legal and accounting; (vii) $117,705 (2009: ($81,613) in research and development; (viii) and $212,168 (2009: $148,557) in salaries and benefits.

Advertising and promotion expenses decreased to $52,233 for the three-month period ended March 31, 2010, from $62,568 compared to the same period in 2009 as the Company has reduced the monthly fees paid to outside marketing firms for IR and media consulting.

Consulting and contract labor expenses increased to $128,280 for the three-month period ended March 31, 2010, from $141,011 compared to the same period in 2009 due to an increase in stock based compensation.

General and administrative expenses increased to $97,568 for the three-month period ended March 31, 2010, compared to $50,561 for the same period in 2009. The increase in general and administrative expenses was due to the increase in travel for testing and commercialization of technology.

Interest expenses increased to $33,942 for the three-month period ended March 31, 2010, compared to $30,499 for the same period in 2009. The increase is mostly attributable to the increase in the loan from a director.

Research and development costs were $117,705 for the three-month period ended March 31, 2010, compared to $81,613 for the same three-month period in 2009. During this period, research and development was mainly focused on the refinement of the CRAiLAR Organic Fiber process in trials in Europe and the cost of these trials was the reason for the increased costs for the period.

Salaries and benefits expenses increased to $212,168 for the three-month period ended March 31, 2010, compared with $148,557 for the same period in 2009. This increase was mostly due to an increase in stock based compensation.

Professional fees decreased to $27,015 for the three-month period ended March 31, 2010, compared with $61,237 for the same period in 2009 as there was a reduction in audit fees.

Discontinued operations contributed a gain of $33,579 for the three month period ended March 31, 2010, compared with a loss of ($188,304) for the same period in 2009 as the Company wound up its apparel business.

Net Loss

The net loss for the three-month period ended March 31, 2010, was ($643,555), or ($0.02) per share, compared to a loss of ($768,053), or ($0.03) per share, for the same period in 2009, which is a decrease in net loss of ($124,498). The decrease in loss was primarily associated with discontinued operations. For the three-month period ended March 31, 2010, the weighted average number of shares outstanding was 33,375,684 compared to 30,977,880 at March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2010, the Company's current assets were $186,819 and the Company's current liabilities were $1,768,928, which resulted in working capital deficit of $1,582,109. As March 31, 2010, total assets were $409,448, consisting of: (i) $66,661 in cash and cash equivalents; (ii) $5,034 in trade accounts receivable; (iii) $63,755 in prepaid expenses and other; (iv) $51,369 in current assets of discontinued operations; (v) $135,213 in property and equipment; and (vi) $87,416 in intangible assets.

To address its working capital deficit the Company raised $1,424,739 by issuing 1,424,739 units at $1.00 per unit on May 19, 2010. Each unit consists of one common share and one-half of one non-transferable common stock purchase warrant, with each whole warrant exercisable to purchase one additional share at $1.25 per share, expiring on May 19 2013.

As at March 31, 2010, total liabilities were $1,769,928 and were comprised of: (i) $286,833 in accounts payable; (ii) $327,279 in accrued liabilities; (iii) $955,816 in amounts due to related party; (iv) $200,000 in note payable.

Stockholders' equity (deficit) decreased by $391,702 from ($968,778), at December 31, 2009, to ($1,360,480) as at March 31, 2010.

As of March 31, 2010, the Company had cash and cash equivalents of $66,661 compared with $421,452 at December 31, 2009, a decrease of $354,791.

The cash flows used in continuing operations for the three-month period ended March 31, 2010, were ($420,016) compared with ($497,134) for the same period in 2009. Cash flows used in operations for the three-month period ended March 31, 2010, consisted primarily of a net loss from continued operation of ($677,134); $8,277 in depreciation and amortization; stock based compensation of $197,406; a decrease in accounts receivable of $6,518; a increase in prepaid expenses of $15,388; an increase in accounts payable of $52,250; a decrease of accrued liabilities of ($19,684); and an increase in amounts due to related parties of $27,469.

The cash flows used in continuing operations for the three-month period ending March 31, 2010, were ($420,016) compared to ($495,029) for the same period in 2009.

Net cash flows used in discontinued operations for the three-month period ending March 31, 2010, were $24,428 compared to 91,561 for the same period in 2009.

The cash flows used in investing activities for the three-month period ended March 31, 2010, were ($13,650) compared to ($5,687) for the same period in 2009. Cash flows used in investing activities during the three months ended March 31, 2010 consisted of (i) a purchase of property and equipment totaling ($5,320) and (ii) the acquisition of trademarks and licenses for ($8,330).

Cash flows provided by financing activities at March 31, 2010, totaled $53,350 versus $485,786 during the same period in 2009 as the Company issued $53,350 of capital stock for cash (2008: $312,376).

The effect of exchange rates on cash resulted in an unrealized gain of $ 1,097 for the three-month period ended March 31, 2010, compared with a ($35,109) of unrealized loss in the same period of 2009.

Plan of Operation

Management expects to continue expanding its business platform through the development and commercialization of CRAiLAR® Organic Fibers and CRAiLEXTM Advanced Materials technology for bast fiber processing and production, with resulting textile, composite, pulp and fiber products expected to address inherent environmental problems currently affecting these industries.

CRAiLAR Organic Fibers technology developed with the National Research Council (NRC) of Canada is a clean, sustainable, environmentally responsible organic fiber replacement that grows naturally, without excessive water and pesticide usage. CRAiLAR will be used in union with cotton, and when blended together, will create a much better performing fiber than cotton alone, taking on some of the characteristics of CRAiLAR, which are durability, superior dye characteristics, and less shrinkage.

CRAiLEX Advanced Materials technology developed with the Alberta Research Council creates a superior dissolving pulp from the hemp plant to be used in performance yarns, industrial filters and absorbent pulp and paper products.

Through our CRAiLAR and CRAiLEX processes, the potential benefits from hemp and other bast fiber crops may finally be realized after years of stigma and regulations. Management recognizes the disruptive potential that the CRAiLAR® and CRAiLEX technology platform's possesses for global textile, composite material, pulp and paper, markets. As such, management is focusing on our growth through the commercialization of CRAiLAR and CRAiLEX. Management believes that an ongoing relationship in the form of joint ventures with established market leaders in both the CRAiLAR Organic Fibers division and the CRAiLEX Advanced Materials division would be the optimum commercialization strategy. Currently, testing and further development of fiber is taking place in conjunction with leading global brands. Last year we reported that at the date of the Annual Report, no agreements had been signed with any potential partner. We are pleased to report the following.

In July of 2009 we announced Joint Development Agreements with Hanesbrands Inc., and Georgia Pacific Consumer Products, for our CRAiLAR Organic Fiber technology evaluation, and commercial scale up capability. Since then, we have conducted increasingly larger bulk commercial trails in both partners' facilities, to provide evidence of our ability to seamlessly integrate into existing natural fiber operations and to validate the performance attributes of our organic fiber, over the materials they would be replacing. In January of 2010 we received a purchase order of 10,000 lbs of CRAiLAR Organic Fiber from Hanesbrands Inc, for the final evaluation of the selected processing equipment from a supplier in Germany, in order to validate our enzyme process and scalability potential in volumes that would equate to a daily basis in full production cycle.

The following results were achieved as a result of improved enzyme processing protocols, better understanding of crop management inputs as it related to enzyme performance, and improved processing efficiency due to the effectiveness of the latest processing equipment available to us:

  Spun commercial grade yarn in a blend of 25% CRAiLAR Organic Hemp Fiber and 75% cotton, to a yarn count of 18 singles, suitable for tees shirts, socks, fleece garments and similar type apparel.

  Processed flax fiber through our CRAiLAR enzyme process, to spin a commercial grade yarn in a blend of 25% CRAiLAR Flax Fiber, to a yarn count of 20s ingles, suitable for all garment types listed in point 1 above, plus underwear.

The above test results were successfully replicated in fiber processed at our licensed CRAiLAR third party manufacturer in Philadelphia, GJ Littlewood and Sons, and thereafter were successfully spun by our Licensed CRAiLAR spinner, Patrick Yarns, confirming our ability to commence supplying our development partners and additional customers in non competing industries with commercials scale fiber volumes immediately.

As a result of the results achieved in these latest trials, Hanesbrands Inc has elected to move to the final stage of our joint development agreement, namely commercialization. We are in the process of finalizing supply chain, marketing and product positioning strategies with Hanes, before finally determining structure, location and timing of our commercialization of CRAiLAR Organic Fiber with them.

Our joint development agreement with Georgia Pacific Consumer Products continues along the timelines laid out in the agreement, with one final round of testing to complete. At the conclusion of that project, we will be in a position to discuss commercialization opportunities.

Finally, the testing and evaluation of our CRAiLEX Advanced Materials pulping technology continues with a leading North American pulp and paper company, having produced commercial grade results. We expect to move to commercialization in this division, once our partner has completed their evaluation and go to market plans.

HTnaturals

As the effect of the financial crisis took its toll on all sectors of retail industry, and our focus shifted in increasing intensity to our developing CRAiLAR and CRAiLEX Fiber business, it became apparent that we needed to concentrate on our CRAiLAR and CRAiLEX technology business model and opportunity.

As a result, we closed our HT Naturals business at the end of the second quarter of 2009, and continued to sell off our remaining inventory over the balance of the year. We have now fully transitioned to a "Green Tech" organic fiber company, with industry changing technologies in the natural fiber and forest pulping industries.

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

Material Commitments

Rana Corp.

A significant commitment for us during fiscal year 2009 is the principal amount of $200,000 due and owing pursuant to a secured and subordinated loan agreement with Rana Corp. ("Rana"). The term of the loan is from July 21, 2007, until April 22, 2009, at 12% per annum, calculated semi-annually, with payments due semi-annually. An extension of the amount due on July 22, 2009 has been granted to January 22, 2011. The loan was due on July 22, 2009. There was no fee paid for arranging the renewal of the loan. As at March 31, 2010, accrued interest on the loan was $108,227, which was included in accrued liabilities. As of the date of this report the company has not repaid the loan and has requested an extension from Rana. The security granted to Rana is: (i) a fixed charge and a security interest in our existing accounts receivable insurance policy obtained through Export Development Canada and St. Paul Guarantee Insurance Company respecting losses sustained by us; and (ii) a floating charge and a security interest in all of our assets, subject and subordinate to any borrowing by us with banks and lending institutions.

Loan from Director

Another significant commitment for us in fiscal year 2010 is the amount of $700,000 advanced by a director to facilitate the production of the new apparel designs. The loan has an interest rate of 12% with a 1% charge for each advance. The loan matured on February 28, 2009. On February 16, 2009 the director advanced the Company an additional $200,000 for a total amount due to the director, of $900,000. A new secured loan agreement, with an interest rate of 12% is due in February, 2011 and is for the total amount outstanding ($900,000).

NRC Agreement

An additional significant commitment for the Company in fiscal year 2010 is the Joint Collaboration Agreement (JCA) the Company entered into with the NRC during 2008 to continue to develop a patentable enzyme technology for the processing of hemp fibers. Phase II of this agreement is for a three year term, which expires on May 9, 2010. On February 19, 2010, the Company signed an amendment to the agreement which will now expire on May 9, 2012. Over the term of the amended agreement, the Company will pay the NRC, $280, 536 ($294,822 CDN). The NRC is to be paid as it conducts work on the joint collaboration. As the NRC completes research and development work, the monies become due. There are no further costs or other off-balance sheet liabilities associated with the NRC JCA agreement. In addition to cash payments, the Company is to contribute $1,350,000 of "in kind" contributions over the course of the JCA.

Public Relations Agreement

On November 25, 2009, the Company signed a service agreement with a company to provide public relations services. Pursuant to the agreement, the Company agreed to pay $7,500 per month for a period of one year ending October, 2010. Either party may terminate the agreement with 30 days notice.

Investor Relations Agreement

On September 2, 2008, our Board of Directors authorized the execution of a twelve-month agreement (the "Agreement") with Lippert/Heilshorn & Associates, Inc. ("LHA"), to augment our shareholder and investor relations activities. This agreement came into effect with regulatory approval on October 2, 2008. On December 2, 2009 an amendment to the agreement was signed with a new monthly retainer amount of $4,500. The agreement continues on a month by month basis and can be cancelled by either party with 60 days notice.

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

Item 4.              Controls and Procedures

Disclosure Controls and Procedures

Kenneth Barker, our Chief Executive Officer, and Guy Prevost, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective as of March 31, 2010.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 1A.            Risk Factors

Not applicable because we are a smaller reporting company.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

Subsequent to our quarter ended March 31, 2000, on May 19, 2010, we issued 1,424,739 units pursuant to a private placement to 16 subscribers at $1.00 per unit, for proceeds of $1,424,739. Each unit consists of one common share and one-half of one non-transferable common stock purchase warrant, with each whole warrant exercisable to purchase one additional share at $1.25 per share, expiring on May 19 2013. The units issued to eight of the subscribers under an exemption from the registration requirements of the U.S. Securities Act pursuant to Regulation S and to the remaining eight subscribers under an exemption from the registration requirements of the U.S. Securities Act pursuant to Rule 506 for accredited investors, in each case based on representations and warranties made by the subscribers in their respective subscription agreements with the Company. One of the subscribers is an officer and director of the Company, and another subscriber is a director of the Company. We paid a total $67,374 for agent commissions and other expenses which have been recorded as share issue costs.

Item 3.              Defaults Upon Senior Securities

None.

Item 4.               (Removed and Reserved)

Not applicable.

Item 5.              Other Information

None.

Item 6.              Exhibits
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
             Chief Executive Officer, and a director
             Date: May 20, 2010

By:       "Guy Prevost"
             Guy Prevost
             Chief Financial Officer and a director
             Date: May 20, 2010