Form 10-Q
period 2010-06-30
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2010-08-16
CIK 1210294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes  ☐
   No  ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  35,313,202 shares of common stock as of August 11, 2010.

NATURALLY ADVANCED TECHNOLOGIES INC.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

June 30, 2010

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The following unaudited interim financial statements of Naturally Advanced Technologies, Inc. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

 Naturally Advanced Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(In US Dollars)
(Unaudited)

 June 30,
2010

 December 31,
2009

ASSETS

Current

Cash and cash equivalents

$

877,003

$

421,452

Accounts receivable

12,320

11,552

Prepaid expenses and other

40,317

48,367

Current assets of discontinued operations

23,352

42,218

952,992

523,589

Property and Equipment

127,566

132,185

Intangible Assets

78,262

85,071

$

1,158,820

$

740,845

LIABILITIES

Current

Accounts payable

$

306,917

$

234,313

Accrued Liabilities (Note 5)

172,446

346,963

Due to related party (Note 2)

928,268

-

Note payable (Note 5)

200,000

-

1,607,631

581,276

Note payable (Note 5)

200,000

Due to Related Party (Note 2)

-

928,347

1,607,631

1,709,623

STOCKHOLDERS' DEFICIT

Capital Stock(Note 3)

Authorized: 100,000,000 common shares without par value

Issued and outstanding : 35,254,079 common shares

(December 31, 2009 - 33,354,215)

12,216,231

10,443,962

Additional Paid-in Capital

2,286,770

2,011,047

Accumulated Other Loss

(71,287)

(12,840)

Deficit

(12,251,005)

(12,251,005)

Deficit accumulated in the development stage

(2,629,520)

(1,159,942)

(448,811)

(968,778)

$

1,158,820

$

740,845

The accompanying notes are an integral part of these consolidated financial statements.

 Naturally Advanced Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(In US Dollars)
(Unaudited)

 For the three month period ended
June 30,

 For the six month period ended
June 30,

 Cumulative from
October 1, to
June 30, 2010

2010

2009

2010

2009

Expenses

Advertising and promotion

$

50,628

$

35,292

$

102,861

$

97,860

$

173,528

Amortization & depreciation

8,453

6,642

16,730

10,346

27,493

Consulting & Contract Labour (Note 2 and 3)

81,527

84,743

209,807

225,754

332,162

General & Administrative

104,315

58,119

193,394

108,681

370,592

Interest & finance charge

89,397

35,467

123,339

65,967

161,381

Professional Fees

69,931

65,015

96,946

126,253

211,809

Research & Development

133,858

88,585

259,999

170,199

497,449

Salaries & Benefits (Note 2 and 3)

265,858

147,110

478,026

295,665

867,807

Write down of equipment

-

163,371

163,371

Loss from other income

803,967

684,344

1,481,102

1,264,096

2,642,221

Other income

-

-

150

-

1,327

Loss from continuing operations

(803,967)

(684,344)

(1,480,952)

(1,264,096)

(2,640,894)

Gain (Loss) from discontinued operations

(22,055)

(188,304)

11,374

(470,799)

11,374

Net loss for the period

$

(826,022)

$

(872,648)

$

(1,469,578)

$

(1,734,895)

$

(2,629,520)

Loss from continuing operations per share (basic and diluted)

$

(0.02)

$

(0.02)

$

(0.04)

$

(0.04)

Earnings (Loss) from discontinued operations per share (basic and diluted)

$

(0.00)

$

(0.01)

$

0.00

$

(0.02)

Weighted average number of common shares outstanding (basic and diluted)

34,318,198

31,310,619

33,851,332

31,167,149

The accompanying notes are an integral part of these consolidated financial statements.

 Naturally Advanced Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(In US Dollars)

For six months ended June 30,

 Cumulative from
October 1, 2009
to
June 30, 2010

2010

2009

Cash flows from (used in) operating activities

Net loss from continuing operation for the period

$

(1,480,952)

$

(1,264,096)

$

(2,640,894)

Adjustments to reconcile net loss to net cash from operating activities

Amortization & depreciation

16,730

12,451

27,493

Stock based compensation

372,475

228,887

621,255

Non cash finance charge

54,580

-

54,580

Changes in working capital assets and liabilities

Decrease (increase) in accounts receivable

(768)

-

64,627

Decrease in prepaid expenses

8,050

58,544

29,808

Increase (decrease) in accounts payable

72,604

84,372

(30,944)

(Decrease) increase in accrued liabilities

(174,517)

(131,962)

42,757

(Decrease) increase in due to related parties

(79)

19,208

28,268

Net cash used in operating activities of continuing operations

(1,131,877)

(992,596)

(1,803,050)

Net cash provided by discontinued operations

30,240

312,085

56,687

Cash flows used in investing activities

Purchase of property and equipment

(225)

(16,509)

(8,228)

Acquisition of trademarks & license

(5,077)

(31,994)

(5,077)

Net cash flows used in investing activities

(5,302)

(48,503)

(13,305)

Cash flows from (used in) financing activities

Issuance of capital stock

1,620,937

346,476

1,627,370

Related parties advances

-

200,000

-

Related parties payments

-

-

(69,015)

Short term loan

-

(26,590)

-

Net cash flows from financing activities

1,620,937

519,886

1,558,355

Effect of exchange rate changes on cash and cash equivalents

(58,447)

26,324

24,869

Increase (decrease) in cash

455,551

(182,804)

(176,444)

Cash and cash equivalents, beginning of period

421,452

319,358

1,053,447

Cash and cash equivalents, end of period

$

877,003

$

136,554

$

877,003

SUPPLEMENTAL CASH FLOW INFORMATION

AND NON-CASH FINANCING AND INVESTING ACTIVITIES:

Cash paid for interest

$

54,480

$

35,968

$

123,495

Cash paid for income taxes

$

-

$

-

$

-

Capital stock issued in settlement of accounts payable

$

-

$

-

$

-

Capital stock issued as finance fee

$

-

$

-

$

-

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

June  30, 2010

(Unaudited)

1.           Basis of Presentation

These unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission.  They do not include all information and footnotes required by United States generally accepted accounting principles ("U.S. GAAP") for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended December 31, 2009, included in the Company's Form 10-K filed with the Securities and Exchange Commission.  Operating results for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These interim unaudited consolidated financial statements should be read in conjunction with the in the information included in the Company's Form 10-K filed on April 13, 2010, with the U.S. Securities and Exchange Commission.  In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with US GAAP.

We evaluated events occurring between the end of our fiscal quarter, June 30, 2010, and the date financial statements were issued.

Recent accounting pronouncements with future effective dates are not expected to have an impact on the Company's financial statements.

2.           Related Parties Transactions

a)     As at June 30, 2010, a director had advanced the Company a total amount of $900,000. The secured loan agreement has an interest rate of 12% and a due date of February 16, 2011. An accrual for interest of $28,268 (December 31, 2009 - $28,347) has been included in amounts due to related party as at June 30, 2010.

b)     During the six month period ended June 30, 2010, $248,511 (2009 - $224,490) was incurred as remuneration to officers and directors of the Company. Of this amount, $158,511 (2009 - $134,490) is recorded as salaries and benefits expense and $90,000 (2009 - $90,000) is recorded as contract labour expense.

Naturally Advanced Technologies Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2010

(Unaudited)

3.          Capital Stock

During the period ended June 30, 2010, the Company issued  shares of common stock as follows:

a)     A total 475,125 shares were issued pursuant to the exercise of employee and consultants options between $0.37 and $0.80 per share for proceeds of $258,350.

b)     During May 2010,the Company issued 1,424,739 units at $1.00 per unit for gross proceeds of $1,424,739.  Each unit consists of one common share and one-half of one share purchase warrant of the Company. Each whole warrant entitles the subscriber thereof to acquire one additional common share of the Company at an exercise price of $1.25 per share up to and including May 19, 2013.  The estimated fair value of the warrants is $262,667 using the Black Scholes option pricing model using a 3 year term, an expected volatility of 64% and a risk free interest rate of 1.26%. The Company paid a total $62,152 for agent commissions and other expenses which have been recorded as share issue costs.

Share purchase warrants outstanding at June 30, 2010, are summarized as follows:

Range of Exercise Prices

Number of Shares

 Weighted Average
Remaining
Contractual Life (yr)

$1.10 - $1.95

2,032,160

1.91

Share purchase warrants outstanding are:

Shares

 Weighted-Average
Exercise Price

 Warrants outstanding at December 31, 2009
Warrants granted during the period

 1,319,788
712,370

 $

 1.69
1.25

Warrants outstanding at June 30, 2010

2,032,160

$

1.53

Share purchase warrants outstanding are:

On June 18, 2010, the Company extended the expiry date of 736,213 warrants from July 3, 2010, to July 3, 2011. The incremental increase in value of the warrants after the extension was estimated to be $54,580 using the Black Scholes option pricing model using a 1 year term, an expected volatility of 67% and a risk free interest rate of 0.28%.  The amount was expensed during the six month period ended June 30, 2010, as interest and finance charge.

Naturally Advanced Technologies Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2010

(Unaudited)

3.           Capital Stock (cont.)

Stock options outstanding at  June 30, 2010 are summarized as follows:

Range of
Exercise
Prices

Number
Outstanding

 Weighted
Average
Remaining
Contractual
Life (yr)

Weighted
Average
Exercise
Price

Number
Exercisable

Weighted
Average
Exercise
Price

$0.75 - $1.45

4,384,000

1.66

$1.06

2,901,535

$1.00

Stock options outstanding are:

Shares

 Weighted-Average
Exercise Price

Options outstanding, December 31, 2009

4,724,125

1.01

Options exercised during the period

(475,125)

0.54

Options granted during the period

135,000

0.96

Options outstanding, June 30, 2010

4,384,000

$

1.06

During the six month period ended June30, 2010, 475,125 options were exercised and a total of $151,332 has been reclassified from additional paid-up capital to capital stock

During the six month period ended June 30, 2010, the Company granted a total of 135,000, five year common stock options to employees and consultants, exercisable between $0.95- $0.99 per share, which were valued at $81,915. These options were granted under the terms of the Company's 2008 Fixed Share Option Plan.

The fair value of options issued during the period ended June 30, 2010, was determined using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate

2.1% to 2.51%

Volatility factor

76% to 78%

Expected life of options, in years

5

Weighted average fair value of options granted

$0.61

During the six month period ended June 30, 2010, 349,100 (2009 - 406,777) options vested under the Company's 2008 Fixed Share Option Plan.  Total expenses of $372,475 (2009 - $228,887) was recorded as stock-based compensation, $152,221 (2009 - $77,195) was included in Consulting and Contract Labour expense and $220,254 (2009 - $151,692) was included in Salaries & Benefits expense.

Naturally Advanced Technologies Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

June 30, 2010

(Unaudited)

5.          Note payable

As at June 30, 2010, the Company owed $200,000 on a note payable which is due on January 22, 2011. Accrued interest for the note payable included in accrued liabilities at June 30, 2010, is $125,179 (December 31 2009- $102,169). The note bears interest at 12% per annum, is secured by a fixed charge and a security interest in all of the Company's accounts receivable insurance policy and a security interest in all assets of the Company, subject and subordinate to any borrowing by the Company with banks and lending institutions.

6.          Subsequent Events

a)     On August 9, 2010, the Company granted a total of 323,377 incentive stock options to directors, officers, employees and consultants of the Company. The options are exercisable at $1.02 per share and will expire on August 9th, 2015. An Officer of the Company agreed to cancel 100,000 of his existing stock options. The options will be returned to the pool of options currently available under the Company's 2008 fixed share option plan.

b)     Effective August 9, 2010, the Company entered into a 10-month sub lease of a facility in South Carolina at a rental rate of $4,400 per month.

c)     On August 9, 2010, the Company hired an unrrelated firm to perform investor relation activities. The agreement term is one year with ninety days notice of termination by either party. The monthly retainer is $10,000 with 125,000 stock options exercisable at $1.01 and expiring August 9, 2015.

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

Discontinued Operations - During fiscal 2009, the Company closed its apparel business, which operated under the brand "HTnaturals".  The apparel business is classified as discontinued operations in the Company's financial statements.

In this Report, "NAT", "we", "us", "our" and the "Company" refer to Naturally Advanced Technologies Inc. and its subsidiaries, unless the context otherwise requires.

OVERVIEW

Naturally Advanced Technologies Inc. is a Green Tech company focused on providing environmentally friendly textile, composite, biomass and pulping solutions through the cost effective process of industrial hemp, flax and other bast fiber crops. Naturally Advanced Technologies is bringing sustainable bast fiber-based products to market, providing environmentally friendly natural fiber alternatives for a broad range of existing and emerging product applications, with equivalent or superior performance characteristics to cotton, wood or fossil-fuel based competitors.   As of the date of this Report, our business operations consist of the development and execution of our proprietary processing platforms called CRAiLAR® and CRAiLEXTM technology, which are bast fiber processing technologies targeted at the textile, pulping, composite and plastics industries.

The Naturally Advanced Technologies Solution

Bast fiber from hemp and flax is known to combine attractive performance characteristics with superior agronomic properties, providing sustainable, natural product solutions for a vast range of market applications.

However, two factors have created a barrier to the exploitation of these crops: 1) until recently industrial hemp cultivation was prohibited in much of the developed world, and 2) the technologies had not been developed to transform raw bast fiber into the quality of products that was demanded.

The first barrier is no longer an issue, with commercial hemp cultivation legalized in Canada in 1998. The U.S. is one of the last countries that still actively discourage hemp cultivation.

NAT has dismantled the second barrier. In concert with its key technology partners the Alberta Research Council and the National Research Council, NAT has developed proprietary technologies (the CRAiLAR®  and CRAiLEXTM platforms) to process hemp fiber into superior decorticated bast fiber, organic bast fiber, dissolving pulp and fluff pulp; all environmentally friendly products that are fully fungible with traditional pulp and cotton processing lines. These products offer the comfort apparel, absorbent pulp and paper, and performance apparel sectors the ability to substitute superior natural fiber alternatives into their existing production lines, while unlocking a host of additional commercial opportunities in existing and emerging markets.

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

NAT is organized into two brand platforms to best develop, test and commercialize its technology platforms. These include:

  CRAiLAR Organic Fibers: (near term development/ commercialization) The Organic Fibers division is responsible for CRAiLAR applications in the apparel and textile industries. Using the core fiber from the bast fiber crop, CRAiLAR Organic Fibers can be spun into a traditional yarn, or formed into a mat using non woven technology.

  CRAiLEX Advanced Materials: (near term development/ commercialization) Focused on applications for our eco-friendly cellulosic pulp, the Advanced Materials division develops technologies for the processing of these cellulose-based fibers in Pulp and Paper, Bioplastics and Performance Apparel industries.

     HTnaturals Apparel Corp.

During fiscal 2009 the Company determined it prudent to close its apparel division HTnaturals and focus on its CRAiLAR and CRAiLEX technologies. The warehouse lease was not renewed, the sales team was terminated and all other elements of our apparel division were discontinued. The costs of the apparel division are classified as discontinued operations in the Company's financial statements.

Results of OperationS

Six Month Period Ended June 30, 2010 Compared to Six Month Period Ended June 30, 2009

Three months ended June 30

Six months ended June 30,

2010

2009

% Change

2010

2009

% Change

Loss from Operations

($803,967)

($684,344)

17%

($1,481,952

($1,264,096)

17%

Gain (Loss) from Discontinued Operations

($22,055)

($188,304)

$11,524

($470,799)

Net Loss

($826,022)

($872,648)

(5%)

($1,469,578)

($1,734,895)

(15%)

Loss/share Operations

($0.02)

($0.02)

($0.04)

($0.04)

Loss/share discontinued

($0.00)

($0.01)

($0.00)

($0.02)

SIX-MONTH PERIOD ENDED JUNE 30, 2010 COMPARED WITH SIX-MONTH PERIOD ENDED JUNE 30, 2009

Operating Expenses

During the six-month period ended June 30, 2010, we recorded operating expenses of $1,481,102 compared to operating expenses of $1,264,096 during the six-month period ended June 30, 2009 (an increase of $217,006). The increase in loss was due to an increase on research and development spending, increased costs of commercialization, and an increase in stock based compensation expensed for options granted in the past.

Operating expenses  consisted of: (i) $102,861 (2009: $97,860) in advertising and promotion; (ii) $16,730 (2009: $10,346) in amortization and depreciation; (iii) $209,807 (2009: $225,754) in consulting and contract labor; (iv) $193,394 (2009: $108,681) in general and administrative expenses; (v) $123,339 (2009: $65,967) in interest and finance charge; (vi) $96,946 (2009: $126,253) in legal and accounting; (vii) $259,999 (2009: ($170,199) in research and development;  (viii) and $478,026 (2009: $295,665) in salaries and benefits.

Advertising and promotion expenses increased to $102,861 for the six-month period ended June 30, 2010, from $97,860 compared to the same period in 2009 as the Company did not have an outside PR firm for the entire period in 2009.

Consulting and contract labor expenses decreased to $209,807 for the six-month period ended June 30, 2010, from $225,754 compared to the same period in 2009 due to a decrease in stock based compensation and number of contractors.

General and administrative expenses increased to $193,394 for the six-month period ended June 30, 2010, compared to $108,681 for the same period in 2009. The increase in general and administrative expenses was due to the increase in travel for testing and commercialization of technology.

Interest and finance charge increased to $121,339 for the six-month period ended June 30, 2010, compared to $65,967 for the same period in 2009. The increase is mostly attributable to the increase in the loan from a director and the timing of interest payments, and the stock-based compensation resulting from extending expiry date of 736,233 share purchase warrants.

Research and development costs were $259,999 for the six-month period ended June 30, 2010, compared to $170,199 for the same six-month period in 2009. During this period, research and development was mainly focused on the refinement of the CRAiLAR Organic Fiber process through trials in Europe. The cost of these trials was the reason behind the increased costs for the period.

Salaries and benefits expenses increased to $478,026 for the six-month period ended June 30, 2010, compared with $295,665 for the same period in 2009. This increase was mostly due to an increase in stock based compensation.

Professional fees decreased to $96,946 for the six-month period ended June 30, 2010, compared with $126,253 for the same period in 2009 as there was a reduction in audit fees.

Discontinued operations contributed a gain of $11,374 for the six month period ended June 30, 2010, compared with a loss of ($470,799) for the same period in 2009 as the Company wound up its apparel business.

Net Loss

The net loss for the six-month period ended June 30, 2010, was ($1,469,578), or ($0.04) per share, compared to a loss of ($1,734,895), or ($0.04) per share, for the same period in 2009, which is a decrease in net loss of ($265,317).  The decrease in loss was primarily associated with discontinued operations. For the six-month period ended June 30, 2010, the weighted average number of shares outstanding was 33,851,332 compared to 31,167,149 at June 30, 2009.

THREE-MONTH PERIOD ENDED JUNE 30, 2010 COMPARED WITH THREE-MONTH PERIOD ENDED JUNE 30, 2009

Operating Expenses

During the three-month period ended June 30, 2010, we recorded operating expenses of $803,967 compared to operating expenses of $684,344 during the three-month period ended June 30, 2009, (a increase of $119,623). The increase in loss was due to an increase in stock based compensation.

Operating expenses consisted of: (i) $50,628 (2009: $35,292) in advertising and promotion; (ii) $8,453 (2009: $6,642) in amortization and depreciation; (iii) $81,527 (2009: $84,743) in consulting and contract labor; (iv) $104,315 (2009: $58,119) in general and administrative expenses; (v) $89,397 (2009: $35,467) in interest and finance charge; (vi) $69,931 (2009: $65,015) in legal and accounting; (vii) $133,858 (2009: ($88,585) in research and development;  (viii) and $265,858 (2009: $147,110) in salaries and benefits.

Advertising and promotion expenses increased to $50,628 for the three-month period ended June 30, 2010, from $35,292 compared to the same period in 2009 as the Company did not have an outside PR firm for the entire period in 2009.

Consulting and contract labor expenses decreased to $81,527 for the three-month period ended June 30, 2010, from $84,743 compared to the same period in 2009 due to a decrease in stock based compensation and number of contractors.

General and administrative expenses increased to $104,315 for the three-month period ended June 30, 2010, compared to $58,119 for the same period in 2009. This increase was due to travel costs associated with the testing and commercialization of our technology.

Interest and finance charge increased to $89,397 for the three-month period ended June 30, 2010, compared to $35,467 for the same period in 2009. The increase is due to the stock-based compensation resulting from extending expiry date of 736,233 share purchase warrants.

Research and development costs were $133,858 for the three-month period ended June 30, 2010, compared to $88,585 for the same three-month period in 2009. During this period, research and development was mainly focused on the refinement of the CRAiLAR Organic Fiber process and ongoing trials in Europe. The cost of these trials was the reason for the increased costs for the period.

Salaries and benefits expenses increased to $265,858 for the three-month period ended June 30, 2010, compared with $147,110 for the same period in 2009. This increase was due to an increase in stock based compensation.

Professional fees increased to $69,931 for the three-month period ended June 30, 2010, compared with $65,015 for the same period in 2009 due to an increase in legal fees for the  PIPE in the period.

Discontinued operations contributed a loss of $22,055 for the three month period ended June 30, 2010, compared with a loss of $188,304 for the same period in 2009 as the Company wound up its apparel business.

Net Loss

The net loss for the three-month period ended June 30, 2010, was ($826,022), or ($0.02) per share, compared to a loss of ($872,648), or ($0.02) per share, for the same period in 2009, which is a decrease in net loss of ($46,626).  The decrease in loss was primarily associated with   discontinued operations. For the three-month period ended June 30, 2010, the weighted average number of shares outstanding was 34,318,198 compared to 31,310,619 at June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, the Company's current assets were $952,992 and the Company's current liabilities were $1,607,631, which resulted in working capital deficit of $654,639.  As of June 30, 2010, total assets were $1,158,820, consisting of: (i) $877,003 in cash and cash equivalents; (ii) $12,320 in trade accounts receivable; (iii) $40,317 in prepaid expenses and other; (iv) $23,352 in current assets of discontinued operations; (v) $127,566 in property and equipment; and (vi) $78,262 in intangible assets.

As at June 30, 2010, total liabilities were $1,607,631 and were comprised of: (i) $306,917 in accounts payable; (ii) $172,446 in accrued liabilities; (iii) $928,268 in amounts due to related party; (iv) $200,000 in note payable.

Stockholders' deficit increased by $417,975 from ($968,778), at December 31, 2009, to ($448,811) as at June 30, 2010.

As of June 30, 2010, the Company had cash and cash equivalents of $877,003 compared with $421,452 at December 31, 2009, an increase of $455,551.

The cash flows used in continuing operations for the six-month period ended June 30, 2010, were ($1,132,027) compared with ($1,463,395) for the same period in 2009.  Cash flows used in operations for the six-month period ended June 30, 2010, consisted primarily of a net loss from continued operation of ($1,481,102); $16,730 in depreciation and amortization; stock based compensation of $427,055; a decrease in accounts receivable of ($768); a increase in prepaid expenses of ($8,050); an increase in accounts payable of $72,604; a decrease of accrued liabilities of ($174,517); and a decrease in amounts due to related parties of ($79).

Net cash flows used in discontinued operations for the six-month period ending June 30, 2010, were $30,390 compared to 782,884 for the same period in 2009.

The cash flows used in investing activities for the six-month period ended June 30, 2010, were ($5,302) compared to ($48,503) for the same period in 2009.  Cash flows used in investing activities during the six months ended June 30, 2010 consisted of (i) a purchase of property and equipment totaling ($225) and (ii) the acquisition of trademarks and licenses for ($5,077).

Cash flows provided by financing activities at June 30, 2010, totaled $1,620,937 versus $519,886 during the same period in 2009 as the Company issued $1,620,937 of capital stock for cash (2009: $346,476).

The effect of exchange rates on cash resulted in an unrealized loss of ($58,447) for the six-month period ended June 30, 2010, compared with a $26,324  unrealized gain in the same period of 2009.

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

CRAiLEX Advanced Materials technology developed with the Alberta Research Council creates a superior dissolving pulp from the hemp plant to be used in performance yarns, industrial additives and absorbent pulp and paper products.

Through our innovative CRAiLAR and CRAiLEX processes, the vast potential benefits locked up in hemp and other bast fiber crops will finally be realized after years of unnecessary stigma and regulations. Industrial hemp, which is grown specifically for commercial use in the textile and other industries, has none of the negative aspects of the plant's infamous cousin, and is loaded with environmental and performance benefits.

Management recognizes the disruptive potential that the CRAiLAR and CRAiLEX technology platforms possess for global textile, composite material and pulp and paper markets. As such, management is focusing on our growth through the commercialization of CRAILAR and CRAiLEX. Management believes that an ongoing relationship in the form of joint ventures with established market leaders in both the CRAiLAR Organic Fibers division and the CRAiLEX Advanced Materials division would be the optimum commercialization strategy. Currently, testing and further development of fiber is taking place in conjunction with leading global brands. Last year we reported that at the date of the Annual Report, no agreements had been signed with any potential partner. We are pleased to report the following.

In July of 2009 we announced Joint Development Agreements with Hanesbrands Inc., and Georgia Pacific Consumer Products, for our CRAiLAR Organic Fiber technology evaluation, and commercial scale up capability. Since then, we have conducted increasingly larger bulk commercial trails in both partners' facilities, to provide evidence of our ability to seamlessly integrate into existing natural fiber operations and to validate the performance attributes of our organic fiber, over the materials they would be replacing. In January of 2010 we received a purchase order of 10,000 lbs of CRAiLAR Organic Fiber from Hanesbrands Inc, for the final evaluation of the selected processing equipment from a supplier in Germany, in order to validate our enzyme process and scalability potential in volumes that would mimic those seen on a daily basis in full production.

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

  Processed flax fiber through our CRAiLAR enzyme process, to spin a commercial grade yarn in a blend of 25% CRAiLAR Flax Fiber, to a yarn count of 20 singles, suitable for all garment types listed in point 1 above, plus underwear.

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

As a result of the success achieved in these latest trials, Hanesbrands Inc. has elected to move to the final stage of our joint development agreement, namely commercialization. We are in the process of finalizing supply chain, marketing and product positioning strategies with Hanes, before finally determining structure, location and timing of our commercialization of CRAiLAR Organic Fiber with them.

Our joint development agreement with Georgia Pacific Consumer Products continues to execute along the timelines laid out in the agreement, with one final round of testing to complete. At the conclusion of that project, we will be in a position to discuss commercialization opportunities.

As a result of the announcement of the successful conclusion of our latest bulk commercial scale trials, we have received enquiries from parties interested in sourcing CRAiLAR Organic Fibers for their apparel programs

We entered into a sub lease of a mid volume decortication facility located in Kingstree, South Carolina, in early August. The facility was established under a USDA flax initiative that failed to reach commercial viability. Having successfully spun flax fiber after processing it through our CRAiLAR process, we have unlocked the potential of flax as a bast fiber alternative to cotton, that is sustainable, performs like cotton, and is cost competitive. We intend to use this facility to prove out the viability of flax farming in this region, and to commence early volumes of CRAiLAR fiber to our commercial partners.

Finally, the testing and evaluation of our CRAiLEX Advanced Materials pulping technology continues with a leading North American pulp and paper company, having produced commercial grade results. We expect to move to commercialization in this division, once our partner has completed their evaluation and go-to -market plans.

HTnaturals

As the effect of the financial crisis took its toll on all sectors of retail industry, and our focus shifted in increasing intensity to our rapidly developing CRAiLAR and CRAiLEX Fiber business, it became obvious that we needed to concentrate on our CRAiLAR and CRAiLEX technology business model and opportunity.

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

MATERIAL COMMITMENTS

Rana Corp.

A significant commitment for us during fiscal year 2010 is the principal amount of $200,000 due and owing pursuant to a secured and subordinated loan agreement with Rana Corp. ("Rana"). The term of the loan is from July 21, 2007, until April 22, 2009, at 12% per annum, calculated semi-annually, with payments due semi-annually. An extension of the amount due on July 22, 2009 has been granted to January 22, 2011. There was no fee paid for arranging the renewal of the loan. As at June 30, 2010, accrued interest on the loan was $114,554, which was included in accrued liabilities.  The security granted to Rana is a floating charge and a security interest in all of our assets, subject and subordinate to any borrowing by us with banks and lending institutions.

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

Public Relations Agreement

On November 25, 2009, the Company signed a service agreement with a company to provide public relations services. Pursuant to the agreement, the Company agreed to pay $7,500 per month for a period of one year ending October, 2010. Starting August 1, 2010, the public relations services provider has agreed to reduce their monthly fee to $4,000. Either party may terminate the agreement with 30 days notice.

Investor Relations Agreement

On August 9, 2010, the Company hired a firm to perform investor relation activities. The agreement term is one year with ninety days notice of termination by either party. The monthly retainer is $10,000 with 125,000 stock options exercisable at $1.01 and expiring August 9, 2015.

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

Item 4.             Controls and Procedures

Disclosure Controls and Procedures

Kenneth Barker, our Chief Executive Officer, and Guy Prevost, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective as of June 30, 2010.

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

             Date: August 16, 2010

By:       "Guy Prevost"

             Guy Prevost

             Chief Financial Officer and a director

             Date: August 16, 2010