Form 10-Q
period 2010-09-30
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2010-11-15
CIK 1210294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐    No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 35,313,202 shares of common stock as of November 10, 2010.

NATURALLY ADVANCED TECHNOLOGIES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
September 30, 2010

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

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The following unaudited interim financial statements of Naturally Advanced Technologies, Inc. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Naturally Advanced Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(In US Dollars)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS

Current
Cash and cash equivalents	$334,365	$421,452
Accounts receivable	49,181	11,552
Prepaid expenses and other	49,212	48,367
Current assets of discontinued operations	10,173	42,218

	442,931	523,589

Property and Equipment	36,901	132,185
Intangible Assets	76,074	85,071

	$555,906	$740,845

LIABILITIES

Current
Accounts payable	$375,954	$234,313
Accrued Liabilities (Note 5)	182,294	346,963
Due to related party (Note 2)	928,874	-
Note payable (Note 5)	200,000	-

	1,687,122	581,276

Note payable (Note 5)	-	200,000
Due to Related Party (Note 2)	-	928,347

	1,687,122	1,709,623
STOCKHOLDERS' DEFICIT
Capital Stock (Note 3)
Authorized: 100,000,000 common shares without par value
Issued and outstanding : 35,313,202 common shares
(December 31, 2009 - 33,354,215)	12,283,486	10,443,962

Additional Paid-in Capital	2,452,267	2,011,047

Accumulated Other Loss	(84,213)	(12,840)

Deficit	(12,251,005)	(12,251,005)

Deficit accumulated in the development stage	(3,531,751)	(1,159,942)

	(1,131,216)	(968,778)

	$555,906	$740,845

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(In US Dollars)
(Unaudited)
	For the three month period ended		For the nine month period ended		Cumulative from October 1,
	September 30,		September 30,		to
	2010	2009	2010	2009	September 30, 2010

Expenses
Advertising and promotion	$61,496	$62,266	$164,357	$180,126	$235,024
Amortization & depreciation	8,426	7,527	25,155	17,873	35,918
Consulting & Contract Labour (Note 2 and 3)	136,512	345,814	361,162	571,568	483,517
General & Administrative	94,088	134,043	287,483	236,896	464,681
Interest	35,202	35,264	158,541	101,231	196,583
Professional Fees	82,147	77,470	179,093	203,723	293,956
Research & Development	169,646	88,646	429,644	244,672	667,094
Salaries & Benefits (Note 2 and 3)	222,694	163,670	685,877	459,334	1,075,658
Write down of equipment	91,972	-	91,972	163,371	91,972

Loss before other item	902,183	914,700	2,383,284	2,178,794	3,544,403
Other income	-	-	-	-	1,177
Loss from continuing operations	(902,183)	(914,700)	(2,383,284)	(2,178,794)	(3,543,226)
Gain (Loss) from discontinued operations	(49)	(131,594)	11,475	(602,393)	11,475

Net loss for the period	$(902,232)	$(1,046,294)	$(2,371,809)	$(2,781,187)	$(3,531,751)

Loss from continuing operations per share (basic and diluted)	$(0.03)	$(0.03)	$(0.07)	$(0.07)

Earnings (Loss) from discontinued operations per share (basic and diluted)	$0.00	$0.00	$0.00	$(0.02)

Weighted average number of common shares outstanding (basic and diluted)	35,297,386	31,994,498	34,338,647	31,744,224

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(In US Dollars)
(Unaudited)

	For nine months ended September 30,		Cumulative from October 1, 2009 to
	2010	2009	September 30, 2010

Cash flows from (used in) operating activities
Net loss from continuing operation for the period	$(2,383,284)	$(2,178,794)	(3,543,226)
Adjustments to reconcile net loss to net cash from operating activities
Amortization & depreciation	25,155	17,873	35,918
Write down of equipment	91,972	163,371	91,972
Stock based compensation	557,928	589,899	806,708
Non cash finance charge	54,580	-	54,580
Changes in working capital assets and liabilities
Decrease (increase) in accounts receivable	(37,629)	5,437	27,766
Increase in prepaid expenses	(845)	64,264	20,913
Increase (decrease) in accounts payable	141,641	36,732	38,093
(Decrease) increase in accrued liabilities	(164,669)	(87,955)	52,605
(Decrease) increase in due to related parties	527	47,657	28,874

Net cash used in operating activities of continuing operations	(1,714,624)	(1,341,516)	(2,385,797)

Net cash provided by discontinued operations	43,520	247,776	69,967

Cash flows from (used in) investing activities

Purchase of property and equipment	(3,552)	(27,837)	(11,555)
Acquisition of trademarks & license	(9,294)	(41,950)	(9,294)

Net cash flows used in investing activities	(12,846)	(69,787)	(20,849)

Cash flows from (used in) financing activities
Issuance of capital stock	1,668,235	1,698,088	1,674,668
Related parties advances	-	200,000	-
Related parties payments	-	-	(69,015)
Short term loan	-	(25,590)	-

Net cash flows from financing activities	1,668,235	1,872,498	1,605,653

Effect of exchange rate changes on cash and cash equivalents	(71,372)	26,118	24,869

Increase (decrease) in cash	(87,087)	734,089	(719,082)

Cash and cash equivalents, beginning of period	421,452	319,358	1,053,447

Cash and cash equivalents, end of period	$334,365	$1,053,447	$334,365

SUPPLEMENTAL CASH FLOW INFORMATION
AND NON-CASH FINANCING AND INVESTING ACTIVITIES:
Cash paid for interest	$84,252	$35,968	153,267
Cash paid for income taxes	$-	$-	$ -
Capital stock issued in settlement of accounts payable	$-	$-	$ -
Capital stock issued as finance fee	$-	$-	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

1.           Basis of Presentation

These unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles ("U.S. GAAP") for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended December 31, 2009, included in the Company's Form 10-K filed with the Securities and Exchange Commission. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These interim unaudited consolidated financial statements should be read in conjunction with the in the information included in the Company's Form 10-K filed on April 13, 2010 with the U.S. Securities and Exchange Commission.

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with US GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include: estimates of loss contingencies, and stock-based compensation forfeiture rates. Actual results and outcomes may differ from management's estimates and assumptions.

We evaluated events occurring between the end of our fiscal quarter, September 30, 2010 and the date financial statements were issued.

Recent accounting pronouncements with future effective dates are not expected to have an impact on the Company's financial statements.

2.           Related Parties Transactions

a)     As at September 30, 2010 a director had advanced the Company a total amount of $900,000. The loan is secured and bears interest at a rate of 12% and a due date of February 16, 2011. An accrual for interest of $28,874 (December 31, 2009 - $28,347) has been included in amounts due to related party as at September 30, 2010.

b)     During the nine month period ended September 30, 2010, $373,282 (2009 - $343,260) was incurred as remuneration to officers and directors of the Company. Of this amount, $237,282 (2009 - $208,260) is recorded as salaries and benefits expense and $136,000 (2009 - $135,000) is recorded as consulting and contract labour expense.

Naturally Advanced Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

3. Capital Stock

During the period ended September 30, 2010, the Company issued shares of common stock as follows:

a)           Total 534,248 shares were issued pursuant to the exercise of employee and consultants options between $0.37 and $0.80 per share for proceeds of $305,648.

b)           In May the Company issued 1,424,739 units at $1.00 per unit for gross proceeds of $1,424,739.
Each unit consists of one common share and one-half of one share purchase warrant of the Company. Each whole warrant entitles the subscriber thereof to acquire one additional common share of the Company at an exercise price of $1.25 per share up to and including May 19, 2013. The estimated fair value of the warrants is $262,667 using the Black Scholes option pricing model using a 3 year term, an expected volatility of 64% and a risk free interest rate of 1.26%. The fair value of the warrants is included in share capital. The Company paid a total $62,152 for agent commissions and other expenses which have been recorded as share issue costs.

Share purchase warrants outstanding at September 30, 2010, are summarized as follows:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (yr)

$1.10 - $1.95	1,928,918	1.75

Share purchase warrants outstanding are:

	Shares	Weighted-Average Exercise Price

Warrants outstanding at December 31, 2009 Warrants granted during the period Warrants expired during the period	1,319,788 712,370 (103,240)	$1.69 1.25 1.42

Warrants outstanding at September 30, 2010	1,928,918	$1.54

During the period ended September 30, 2010, the Company extended the expiry date of 736,213 warrants from July 3, 2010 to July 3, 2011. The incremental increase in value of the warrants after the extension was estimated to be $54,580 using the Black Scholes option pricing model using a 1 year term, an expected volatility of 67% and a risk free interest rate of 0.28%. The amount was expensed during the nine month period ending September 30, 2010, as interest and financing charge.

Naturally Advanced Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

3.          Capital Stock (cont.)

Stock options outstanding at September 30, 2010 are summarized as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yr)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.75 - $1.45	4,364,877	2.97	$1.13	1,680,977	$1.19

Stock options outstanding are:

	Shares	Weighted-Average Exercise Price

Options outstanding, December 31, 2009	4,724,125	1.01
Options exercised during the period	(534,248)	0.57
Options granted during the period	1,488,377	0.98
Options expired during the period	(1,313,377)	0.76

Options outstanding, September 30, 2010	4,364,877	$1.13

During the nine month period ended September 30, 2010, 534,248 options were exercised and a total of $171,289 has been reclassified from additional paid-up capital to capital stock.

During the nine month period ended September 30, 2010, the Company granted a total of 1,488,377, five year common stock options to employees and consultants, exercisable between $0.95- $1.02 per share, which were valued at $903,563. These options were granted under the terms of the Company's 2008 Fixed Share Option Plan.

The fair value of options issued during the period ended September 30, 2010, was determined using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.31% to 2.51%
Volatility factor	76% to 78%
Expected life of options, in years	5
Weighted average fair value of options granted	$0.61

During the nine month period ended September 30, 2010, 462,079 (2009: 455,577) options vested under the Company's 2008 Fixed Share Option Plan. Total expenses of $557,928 (2009: $589,899) was recorded as stock-based compensation, $170,611 (2009-$361,903) was included in Consulting and Contract Labour expense and $387,317 (2009- $227,996) was included in Salaries and Benefits expense.

Naturally Advanced Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

5.           Note payable

As at September 30, 2010, the Company owed $200,000 on a note payable which is due on January 22, 2011. Included in accrued liabilities at September 30, 2010 is an accrual for interest of $131,500 (December 31 2009- $102,169). The note is secured by a security interest in all assets of the Company, subject and subordinate, to any borrowing by the Company with banks and lending institutions.

6.           Commitments

Investor Relations contract

On August 9, 2010, the Company hired an unrelated firm to perform investor relations activities. The agreement term is one year with ninety days notice of termination by either party. The monthly retainer is $10,000 with 125,000 stock options exercisable at $1.01 expiring August 9, 2015.

Lease

Effective August 9, 2010, the Company entered into a 10 month sub-lease at a rental rate of $4,400 per month.

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

NAT has dismantled the second barrier. In concert with its key technology partners, Alberta Innovates -- Technology Futures (formerly the Alberta Research Council) and the National Research Council, NAT has developed proprietary technologies (the CRAiLAR® and CRAiLEXTM platforms) to process hemp fiber into superior decorticated bast fiber, organic bast fiber, dissolving pulp and fluff pulp; all environmentally friendly products that are fully fungible with traditional pulp and cotton processing lines. These products offer the comfort apparel, absorbent pulp and paper, and performance apparel sectors the ability to substitute superior natural fiber alternatives into their existing production lines, while unlocking a host of additional commercial opportunities in existing and emerging markets.

Naturally Advanced Technologies (NAT) is developing proprietary technology for the engineering, processing and production of textile fibers, composite materials, cellulose pulp, and their resulting byproducts. Developed in collaboration with the National Research Council of Canada and Alberta Innovates -- Technology Futures, the CRAiLAR and CRAiLEX biomass technology platforms offer cost-effective and environmentally friendly processing and production of industrial hemp for global textile, composite material, pulp and paper and energy markets. NAT has the global exclusive rights to any new intellectual property developed under these collaborations. The technology developed is expected to displace some cotton and organic cotton use in textiles, some polyester and nylon use in performance textiles, some fiberglass use in composite materials, some wood pulp use in pulp and paper applications and some oil and gas use in energy markets. The feedstock sources are environmentally efficient bast fibers such as industrial hemp and flax. During the third quarter of 2008, fiber was spun and then knitted into fabric suitable for T-shirt or other knit garments using the CRAiLAR® Organic Fibers technology.

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

Recent Developments

On September 20, 2010, the Company announced that they have created a sustainable, commercially viable complement to cotton using flax as a raw material. After successfully transforming hemp fibers into yarns and fabrics with the desirable qualities of cotton, the Company is now engaged in a strategic shift to use flax fibers as the foundation for the next phase of its proprietary CRAiLAR Organic Fiber technology.

The Company believes that compared to current cotton prices, flax is a cost-effective raw material for fiber production. The CRAiLAR process can also be used with the stalk portion of the oilseed flax plant -- traditionally cultivated for food and industrial applications -- which would normally be discarded during processing. That Company believes that making use of this byproduct, in addition to processing fiber-variety flax, enhances CRAiLAR's sustainability factor.

The all-natural, 100%-organic CRAiLAR process removes the binding agents from flax that contribute to its stiff texture. The process bathes bast fibers in a proprietary enzyme wash that transforms them into soft, yet strong and durable textile fibers, which can be used in both fashion and industrial applications. The Company believes that fibers made through the CRAiLAR process have the comfort and breathability of cotton, with the strength, moisture-wicking properties and shrink-resistance of sturdy bast fibers. The Company's recent trials have shown that flax can be spun on existing machinery to produce a yarn that can be used alone or blended with other fibers.

Results of OperationS

Nine Month Period Ended September 30, 2010 Compared to Nine Month Period Ended September 30, 2009

	Three months ended September 30			Nine months ended September 30,
	2010	2009	% Change	2010	2009	% Change
Loss from Continued Operations	($902,183)	($914,700)	(1.4%)	($2,383,284)	($2,178,794)	8.6%
Gain (Loss) from Discontinued Operations	($49)	($131,594)		$11,475	($602,393)
Net Loss	($902,232)	($1,046,294)	(16.0%)	($2,371,809)	($2,781,187)	17.3%
Loss/share Operations	($0.03)	($0.03)		($0.07)	($0.07)
Loss/share discontinued	($0.00)	($0.00)		($0.00)	($0.02)

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2010 COMPARED WITH NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2009

Operating Expenses

During the nine-month period ended September 30, 2010, we recorded operating expenses of $2,383,284 compared to operating expenses of $2,178,794 during the nine-month period ended September 30, 2009 (an increase of $204,490). The increase in loss was due primarily to an increase on research and development spending and an increase in stock based compensation expensed for options granted in the past.

Operating expenses consisted of: (i) $164,357 (2009: $180,126) in advertising and promotion; (ii) $25,155 (2009: $17,873) in amortization and depreciation; (iii) $361,162 (2009: $571,568) in consulting and contract labor; (iv) $287,483 (2009: $236,896) in general and administrative expenses; (v) $158,541 (2009: $101,231) in interest; (vi) $179,093 (2009: $203,723) in professional fees; (vii) $429,644 (2009: ($244,672) in research and development; (viii) $685,877 (2009: $459,334) in salaries and benefits; and (ix) $91,972 (2009: $163,371) in write-down of equipment..

Advertising and promotion expenses decreased to $164,357 for the nine-month period ended September 30, 2010, from $180,126 compared to the same period in 2009 as the Company reduced the amount paid for PR services.

Consulting and contract labor expenses decreased to $361,162 for the nine-month period ended September 30, 2010, from $571,568 compared to the same period in 2009 due to a decrease in stock based compensation and number of contractors.

General and administrative expenses increased to $287,483 for the nine-month period ended September 30, 2010, compared to $236,896 for the same period in 2009. The increase in general and administrative expenses was due to the increase in travel for trials commercialization of technology and the setting up of the new facility.

Interest increased to $158,541 for the nine-month period ended September 30, 2010, compared to $101,231 for the same period in 2009. The increase is mostly attributable to the increase in the loan from a director and the timing of interest payments, as well as the stock-based compensation resulting from extending expiry date of 736,233 share purchase warrants.

Research and development costs were $429,644 for the nine-month period ended September 30, 2010, compared to $244,672 for the same nine-month period in 2009. During this period, research and development was mainly focused on the refinement of the CRAiLAR Organic Fiber process through trials in Europe and in the Carolinas. The cost of these trials was the reason behind the increased costs for the period.

Salaries and benefits expenses increased to $685,877 for the nine-month period ended September 30, 2010, compared with $459,334 for the same period in 2009. This increase was due to an increase in stock based compensation.

Professional fees decreased to $179,093 for the nine-month period ended September 30, 2010, compared with $203,723 for the same period in 2009 as there was a reduction in audit fees.

Discontinued operations contributed a gain of $11,475 for the nine-month period ended September 30, 2010, compared with a loss of ($602,393) for the same period in 2009 as the Company wound up its apparel business.

Net Loss

The net loss for the nine-month period ended September 30, 2010, was ($2,371,809), or ($0.07) per share, compared to a loss of ($2,781,187), or ($0.07) per share, for the same period in 2009, which is a decrease in net loss of ($409,378). The decrease in loss was primarily associated with discontinued operations. For the nine-month period ended September 30, 2010, the weighted average number of shares outstanding was 34,338,647 compared to 31,744,224 at September 30, 2009.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2010 COMPARED WITH THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2009

Operating Expenses

During the three-month period ended September 30, 2010, we recorded operating expenses of $902,183 compared to operating expenses of $914,700 during the three-month period ended September 30, 2009, (a decrease of $12,517).

Operating expenses consisted of: (i) $61,496 (2009: $93,602) in advertising and promotion; (ii) $8,426 (2009: $7,527) in amortization and depreciation; (iii) $136,512 (2009: $345,814) in consulting and contract labor; (iv) $94,088 (2009: $102,707) in general and administrative expenses; (v) $35,202 (2009: $35,264) in interest; (vi) $82,147 (2009: $77,470) in professional fees; (vii) $169,646 (2009: $88,646) in research and development; (viii) $222,694 (2009: $163,670) in salaries and benefits; and (ix) $91,972 (2009: $Nil) in write-down of equipment.

Advertising and promotion expenses effectively remained the same as $61,496 for the three-month period ended September 30, 2010, from $62,266 compared to the same period in 2009.

Consulting and contract labor expenses decreased to $136,512 for the three-month period ended September 30, 2010, from $345,814 compared to the same period in 2009 due to a decrease in stock based compensation and number of contractors.

General and administrative expenses decreased to $94,088 for the three-month period ended September 30, 2010, compared to $134,043 for the same period in 2009 as the Company streamlined overhead costs.

Interest decreased to $35,202 for the three-month period ended September 30, 2010, compared to $35,264 for the same period in 2009. The decrease is due to the timing of interest payments.

Research and development costs were $169,646 for the three-month period ended September 30, 2010, compared to $88,646 for the same three-month period in 2009. During this period, research and development was mainly focused on the refinement of the CRAiLAR Organic Fiber process and ongoing trials in Europe and the Carolinas. The cost of these trials was the reason for the increased costs for the period.

Salaries and benefits expenses increased to $222,694 for the three-month period ended September 30, 2010, compared with $163,670 for the same period in 2009. This increase was due to an increase in stock based compensation.

Professional fees increased to $82,147 for the three-month period ended September 30, 2010, compared with $77,470 for the same period in 2009 due to an increase in legal fees associated with the PIPE in the previous period.

Discontinued operations contributed a loss of $49 for the three month period ended September 30, 2010, compared with a loss of $131,594 for the same period in 2009 as the Company wound up its apparel business.

Net Loss

The net loss for the three-month period ended September 30, 2010, was ($902,232), or ($0.03) per share, compared to a loss of ($1,046,294), or ($0.03) per share, for the same period in 2009, which is a decrease in net loss of ($144,062). The decrease in loss was primarily associated with discontinued operations. For the three-month period ended September 30, 2010, the weighted average number of shares outstanding was 35,297,386 compared to 31,994,498 at September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, the Company's current assets were $442,931 and the Company's current liabilities were $1,687,122, which resulted in working capital deficit of $1,244,191. As of September 30, 2010, total assets were $555,906, consisting of: (i) $334,365 in cash and cash equivalents; (ii) $49,181 in trade accounts receivable; (iii) $49,212 in prepaid expenses and other; (iv) $10,173 in current assets of discontinued operations; (v) $36,901 in property and equipment; and (vi) $76,074 in intangible assets.

As at September 30, 2010, total liabilities were $1,687,122 and were comprised of: (i) $375,954 in accounts payable; (ii) $182,294 in accrued liabilities; (iii) $928,874 in amounts due to related party; (iv) $200,000 in note payable.

Stockholders' deficit increased by $164,438 from ($968,778), at December 31, 2009, to ($1,131,216) as at September 30, 2010.

As of September 30, 2010, the Company had cash and cash equivalents of $334,365 compared with $421,452 at December 31, 2009, a decrease of $87,087.

The cash flows used in continuing operations for the nine-month period ended September 30, 2010, were ($1,714,624) compared with ($1,341,516) for the same period in 2009. Cash flows used in operations for the nine-month period ended September 30, 2010, consisted primarily of a net loss from continued operation of ($2,383,284); $25,155 in depreciation and amortization; a write down of equipment of $91,972; stock based compensation of $557,928; a non cash finance charge of $54,580; an increase in accounts receivable of ($37,629); an increase in prepaid expenses of ($845); an increase in accounts payable of $141,641; a decrease of accrued liabilities of ($164,669); and an increase in amounts due to related parties of $527.

Net cash flows provided by discontinued operations for the nine-month period ended September 30, 2010, were $43,250 compared to 247,776 for the same period in 2009.

The cash flows used in investing activities for the nine-month period ended September 30, 2010, were ($12,846) compared to ($69,787) for the same period in 2009. Cash flows used in investing activities during the nine months ended September 30, 2010 consisted of (i) a purchase of property and equipment totaling ($3,552) and (ii) the acquisition of trademarks and licenses for ($9,294).

Cash flows from financing activities for the nine-month period ended September 30, 2010, totaled $1,668,235 versus $1,872,498 during the same period in 2009 as the Company issued $1,668,235 of capital stock for cash (2009: $1,698,088).

The effect of exchange rates on cash resulted in an unrealized loss of ($71,372) for the nine-month period ended September 30, 2010, compared with a $26,118 unrealized gain in the same period of 2009.

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

CRAiLEX Advanced Materials technology developed with Alberta Innovates -- Technology Futures (formerly the Alberta Research Council) creates a superior dissolving pulp from the hemp plant to be used in performance yarns, industrial additives and absorbent pulp and paper products.

Through our innovative CRAiLAR and CRAiLEX processes, the vast potential benefits locked up in hemp and other bast fiber crops will finally be realized after years of unnecessary stigma and regulations. Industrial hemp, which is grown specifically for commercial use in the textile and other industries, has none of the negative aspects of the plant's infamous cousin, and is loaded with environmental and performance benefits. Flax has similar performance and environmental attributes to hemp while also having the added benefit of not facing any growing restrictions in the U.S.

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

The above test results were successfully replicated in fiber processed at our licensed CRAiLAR third party manufacturer in Philadelphia, GJ Littlewood and Sons, and thereafter successfully spun by our Licensed CRAiLAR spinner, Patrick Yarns, confirming our ability to commence supplying our development partners and additional customers in non competing industries with commercials scale fiber volumes immediately.

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

Finally, the testing and evaluation of our CRAiLEX Advanced Materials pulping technology continues with an industrial additives company, having produced commercial grade results. We expect to move to commercialization in this division, once our partner has completed their evaluation and go-to -market plans.

HTnaturals

As the effect of the financial crisis took its toll on all sectors of retail industry, and our focus shifted in increasing intensity to our rapidly developing CRAiLAR and CRAiLEX Fiber business, it became obvious that we needed to concentrate on our CRAiLAR and CRAiLEX technology business model and opportunity.

As a result, we closed our HT Naturals business at the end of the second quarter of 2009. We have now fully transitioned to a "Green Tech" organic fiber company, with industry changing technologies in the natural fiber and forest pulping industries.

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

MATERIAL COMMITMENTS

Rana Corp.

A significant commitment for us during fiscal year 2010 is the principal amount of $200,000 due and owing pursuant to a secured and subordinated loan agreement with Rana Corp. ("Rana"). The term of the loan is from July 21, 2007, until April 22, 2009, at 12% per annum, calculated semi-annually, with payments due semi-annually. An extension of the amount due on July 22, 2009 has been granted to January 22, 2011. There was no fee paid for arranging the renewal of the loan. As at September 30, 2010, accrued interest on the loan was $131,500, which was included in accrued liabilities. The security granted to Rana is a floating charge and a security interest in all of our assets, subject and subordinate to any borrowing by us with banks and lending institutions.

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

Lease

Effective August 9, 2010, the Company entered into a 10-month sub-lease at a rental rate of $4,400 per month.

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

Item 4.             Controls and Procedures

Disclosure Controls and Procedures

Kenneth Barker, our Chief Executive Officer, and Guy Prevost, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.             Defaults upon Senior Securities

None.

Item 4.              (Removed and Reserved)

Not applicable.

Item 5.             Other Information

An Annual General Meeting of Shareholders ("AGM") of the Company was held on September 22, 2010 to approve the agenda items described below.

The Company is not subject to the proxy solicitation rules under the Securities Exchange Act of 1934, as amended. The solicitation of proxies was effected in accordance with the corporate laws of the Province of British Columbia, Canada, and securities laws of the provinces of Canada.

A total of 20,694,851 shares (58.6% of the 35,288,202 issued and outstanding shares of the Company's common stock entitled to vote as of July 30, 2010, the record date for the AGM) were present in person or by proxy, constituted a quorum for the transaction of business, and were voted at the AGM. The agenda items submitted at the AGM were passed as described below. Percentages indicated below reflect the percentage of the total number of shares voted at the AGM.

Resolution No.	Subject Matter	Number of Shares Voted:
		For	Against	Withheld	Non-Vote
Resolution 1	To set number of directors to be elected at eight (8)	20,498,951	195,900	0	0
Resolutions 2a through 2h	To elect the following persons as directors:	N/A	N/A	N/A	N/A
Resolutions 2a	Kenneth Barker	15,075,762	0	215,000	5,404,089
Resolution 2b	Robert Edmunds	15,191,257	0	99,505	5,404,089
Resolution 2c	Jason Finnis	15,073,757	0	217,005	5,404,089
Resolution 2d	Larisa Harrison	14,952,307	0	338,455	5,404,089
Resolution 2e	Miljenko Horvat	15,180,762	0	110,000	5,404,089
Resolution 2f	Jeremy Jones	15,167,762	0	123,000	5,404,089
Resolution 2g	Peter Moore	15,180,362	0	110,400	5,404,089
Resolution 2h	Guy Prevost	14,868,557	0	422,205	5,404,089
Resolution 3	Appointment of Dale Matheson Carr-Hilton as auditor	20,495,351	0	199,500	0
Resolution 4	Adoption of 2010 Fixed Price Option Plan	10,965,021	4,325,741	0	5,404,089

Item 6.            Exhibits
Exhibit No.	Document
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.1	Collaboration Agreement dated effective May 7, 2004 between Hemptown Clothing, Inc., and the National Research Council of Canada (2)
10.2	Renewed Collaboration Agreement dated effective December 7, 2007 between Crailar Fiber Technologies, Inc., and the National Research Council of Canada (2)
10.3	Amendment to the Renewed Collaboration Agreement dated effective February 19, 2010 between Naturally Advanced Technologies, Inc. and the National Research Council of Canada (2)
10.4	Master Agreement for Technology Development between Alberta Research Council and Crailar Fiber Technologies dated January 1, 2007 (3)
10.5	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Meriwether Accelerators LLC dated November 27, 2007 with effective date of August 24, 2007 (4)
10.6	2006 Stock Option Plan (5)
10.7	Letter Agreement dated September 2, 2008 between Naturally Advanced Technologies Inc. and Lipper/Heilshorn & Associates, Inc. (6)
10.7	Renewal of CEO Executive Services Agreement Between Naturally Advanced Technologies Inc. And Meriwether Accelerators LLC dated October 14, 2008 (7)
10.8	2008 Fixed Share Stock Option Plan (8)
10.9	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Kenneth Barker, dated for reference August 24, 2009 (10)
10.10	Service Agreement between Naturally Advanced Technologies Inc. and OrganicWorks Marketing LLC dated November 25, 2010 (10)
10.11	Equipment Lease and Location Sublease dated August 9, 2010 between Naturally Advanced Technologies, Inc. and Eastern Flax of South Carolina, LLC. (11)
10.12	2010 Fixed Share Option Plan (*)
14.1	Corporate Governance Policy (9)
14.2	Corporate Disclosure Policy (9)
14.3	Securities Trading Policy (9)
14.4	Board of Directors Charter (9)
14.5	Terms of Reference for the Chief Financial Officer (9)
14.6	Terms of Reference of Committee Chairs (9)
14.7	Audit Committee Charter (9)
14.8	Corporate Governance Committee Charter (9)
14.9	Compensation Committee Charter (9)

14.10	Disclosure Charter Policy (9)
14.11	Code of Ethics (9)
14.12	Insider Trading and Reporting Guidelines (9)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. (*)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

(*)   Filed herewith.

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

(10) Filed as an exhibit to our Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on April 13, 2010.

(11) Filed as an exhibit to our Form 8-K as filed with the SEC on August 12, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURALLY ADVANCED TECHNOLOGIES INC.

By:       "Kenneth C. Barker"
             Kenneth C. Barker
             Chief Executive Officer, and a director
             Date: November 15, 2010

By:       "Guy Prevost"
             Guy Prevost
             Chief Financial Officer and a director
             Date: November 15, 2010