Form 10-K
period 2010-12-31
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2011-04-14
CIK 1210294

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-K

Mark One
[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No.: 000-50367

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter, was $26,988,708

The registrant had 35,945,506 common stock outstanding as of April 6, 2011.

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

PART I

ITEM 1.      BUSINESS

Corporate Structure and Subsidiaries

We were incorporated under the laws of British Columbia, Canada, on October 6, 1998, under the name "Hemptown Clothing Inc." The current corporate structure is a single public company, incorporated under the Business Corporations Act (British Columbia). On February 22, 2006, our Board of Directors authorized and approved the change in our corporate name to "Naturally Advanced Technologies Inc." and the subsequent filing of the Amendment with the Registrar of Companies for the Province of British Columbia. This name change to Naturally Advanced Technologies Inc. became effective March 21, 2006, and our trading symbol for our shares of common stock trading on the OTC Bulletin Board was changed to "NADVF:OB". Our shares of common stock commenced trading under the symbol "NAT.V" on the TSX Venture Exchange (the "TSX-V") at the opening of market on July 8, 2008.

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

Our wholly-owned subsidiaries are as follows:

CRAiLAR(R) Fiber Technologies Inc.

Our wholly owned subsidiary CRAiLAR(R) Fiber Technologies Inc. ("CRAiLAR(R)") was incorporated on April 5, 2005. It was incorporated for the purpose of developing Bast Fiber Technology for uses in textiles, cellulose pulp, paper, and composites.

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

During our fiscal year ended December 31, 2009, we discontinued our apparel division in order to focus our resources on our CRAiLAR(R) technology.

0697872 B.C. Ltd.

Our wholly-owned subsidiary, 0697872 B.C. Ltd., was incorporated under the laws of the Province of British Columbia on June 18, 2004, and held the title to real property located in Craik, Saskatchewan. We decided against proceeding with the intended use of the property and returned all rights to the town of Craik. As such, we intend to let the registration of this company lapse.

Hemptown USA, Inc.

Our wholly-owned subsidiary, Hemptown USA, Inc., was incorporated under the laws of the State of Nevada on November 22, 2004, for factoring purposes so that business dealings could be accomplished daily without currency valuations and fluctuations, as well as to provide an American base inventory control to customers.

Naturally Advanced Technologies US Inc.

Naturally Advanced Technologies US Inc. was incorporated under the laws of the State of Nevada on August 24, 2010, to manage our U.S. business operations. This company was also issued a Certificate of Authorization by the State of South Carolina to transact business on October 21, 2010.

Our principal offices are located at 402-1008 Homer Street, Vancouver, British Columbia V6B 2X1, our telephone number is (604) 683-8582, and our web site address is www.naturallyadvanced.com.

Business Operations

We are a Green Tech company focused on providing environmentally friendly textile, composite, biomass and pulping solutions through the cost effective process of converting industrial hemp, flax and other bast fiber crops via our patented CRAiLAR and CRAiLEX technologies . We are bringing sustainable bast fiber-based products to market, providing environmentally friendly natural fiber alternatives for a broad range of existing and emerging product applications, with equivalent or superior performance characteristics to cotton, wood or fossil-fuel based competitors. As of the date of this Annual Report, our business operations consist of the development and execution of our proprietary processing platforms called CRAiLAR(R) and CRAiLEXTM technology, which are bast fiber processing technologies targeted at the textile, pulping, composite and plastics industries.

The Naturally Advanced Technologies Solution

Bast fiber from flax and hemp is known to combine attractive performance characteristics with superior agronomic properties, providing sustainable, natural product solutions for a vast range of market applications.

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

We believe that we have dismantled the second barrier. In concert with our key technology partners, Alberta Innovates -- Technology Futures (formerly the Alberta Research Council) and the National Research Council, we have developed proprietary technologies (the CRAiLAR(R) and CRAiLEXTM platforms) to process hemp fiber into superior decorticated bast fiber, organic bast fiber, dissolving pulp and fluff pulp; all environmentally friendly products that are fully fungible with traditional pulp and cotton processing lines. These products offer the comfort apparel, absorbent pulp and paper, and performance apparel sectors the ability to substitute superior natural fiber alternatives into their existing production lines, while unlocking a host of additional commercial opportunities in existing and emerging markets.

We are developing proprietary technology for the engineering, processing and production of textile fibers, composite materials, cellulose pulp, and their resulting byproducts. Developed in collaboration with the National Research Council of Canada and Alberta Innovates -- Technology Futures, the CRAiLAR and CRAiLEX biomass technology platforms offer cost-effective and environmentally friendly processing and production of industrial flax and hemp for global textile, composite material, pulp and paper and energy markets. We have the global exclusive rights to any new intellectual property developed under these collaborations. The technology developed is expected to displace some cotton and organic cotton use in textiles, some polyester and nylon use in performance textiles, some fiberglass use in composite materials, some wood pulp use in pulp and paper applications and some oil and gas use in energy markets. The feedstock sources are environmentally efficient bast fibers such as flax and industrial hemp. During the third quarter of 2008, fiber was spun and then knitted into fabric suitable for T-shirt or other knit garments using the CRAiLAR(R) Organic Fibers technology.

As a result of testing of CRAiLAR Organic Fibers at NC State University during the third quarter of 2008, we entered into joint development agreements with Hanesbrands and Georgia Pacific Consumer Products. We will be conducting further evaluation of its CRAiLAR Organic Fibers with both commercialization partners over the course of the next several months, with a view to arriving at commercialization terms at the successful conclusion of those trials.

We are organized into two brand platforms to best develop, test and commercialize our technology platforms. These include:

1.     CRAiLAR Fibers: (near term development/ commercialization) The CRAiLAR Fibers division is responsible for CRAiLAR applications in the apparel and textile industries. Using the core fiber from the bast fiber crop, CRAiLAR Fibers can be spun into a traditional yarn, or formed into a mat using non woven technology.

2.     CRAiLEX Advanced Materials: (near term development/ commercialization) Focused on applications for our eco-friendly cellulosic pulp, the Advanced Materials division develops technologies for the processing of these cellulose-based fibers in Pulp and Paper, Bioplastics and Performance Apparel industries.

Recent Developments

On September 20, 2010, we announced that we have created a sustainable, commercially viable complement to cotton using flax as a raw material. After successfully transforming hemp fibers into yarns and fabrics with the desirable qualities of cotton, we are now engaged in a strategic shift to use flax fibers as the foundation for the next phase of our proprietary CRAiLAR Fiber technology.

We believe that compared to current cotton prices, flax is a cost-effective raw material for fiber production. The CRAiLAR process can also be used with the stalk portion of the oilseed flax plant -- traditionally cultivated for food and industrial applications -- which would normally be discarded during processing. We believe that making use of this byproduct, in addition to processing fiber-variety flax, enhances CRAiLAR's sustainability factor.

The all-natural CRAiLAR process removes the binding agents from flax that contribute to its stiff texture. The process bathes bast fibers in a proprietary enzyme wash that transforms them into soft, yet strong and durable textile fibers, which can be used in both fashion and industrial applications. We believe that fibers made through the CRAiLAR process have the comfort and breathability of cotton, with the strength, moisture-wicking properties and shrink-resistance of sturdy bast fibers. Our recent trials have shown that flax can be spun on existing machinery to produce a yarn that can be used alone or blended with other fibers.

On January 18, 2011, we announced that we have joined forces with Hanesbrands Inc. and the U.S. Department of Agriculture's Agricultural Research Service (USDA-ARS) in a cooperative research project designed to cultivate and evaluate the viability of various flax strains for use in CRAiLAR technology. The project takes place in South Carolina and has an initial term of one year with a renewal option for two additional years.

On March 17, 2011, we announced that we signed a ten-year CRAiLAR(R) fiber supply agreement with Hanesbrands Inc. to commercialize the Company's proprietary fibers.

Strategic Alliances

National Research Counsel of Canada

Collaboration Agreement

In October 2007, we entered into a joint collaboration agreement with the National Research Counsel of Canada (the "NRC") to continue to develop a patentable enzyme technology for the processing of hemp fibres. The agreement was for three years and was set to expire on May 9, 2010. On February 19, 2010, we signed an amendment to the agreement which will now expire on May 9, 2012. We will continue our joint collaboration of enzyme technology with the NRC, however the research will refocus on cellulose technology for the production of lignocellulosic ethanol. The NRC is to be paid as it conducts work on the joint collaboration. There are no further costs or other off-balance sheet liabilities associated with the NRC agreement.

Over the term of the amended agreement, we will pay the NRC a total of $280,536 divided into nine payments up to May 9, 2012.

Technology License Agreement

On November 1, 2006, we entered into a technology license agreement with the NRC. The License Agreement provides us with a worldwide license to use and sublicense the NRC technology called CRAILAR(R). We paid an initial $20,525 (CDN $25,000) fee and will pay an ongoing royalty of 3% on sales of products derived from the CRAILAR(R) process to the NRC with a minimum annual payment set at $14,190 (CDN$15,000) per year. During the year ended December 31, 2010 we paid $7,280 (CDN$7,500) and accrued $7,280 (CDN$7,500) of the minimum annual royalty.

Alberta Innovates - Technology Futures

In June 2007, we entered into a Master Agreement for Technology Development with the Alberta Innovates - Technology Futures ("AITF", formerly Alberta Research Counsel) (the "Technology Agreement") to further develop and commercialize bast fiber technology. The Technology Agreement is intended to act as an umbrella agreement for further bast fiber development planned to be performed by AITF under different Project Agreements. Under the terms of the Technology Agreement, commencing July 1, 2007, we will pay $20,525 (CDN $25,000 ) per quarter to AITF and can terminate the agreement with 90 days notice, unless there are Project Agreements in effect, in which case the Technology Agreement shall expire when there are no longer any Project Agreements in effect. In addition to the above payments, we will be responsible for providing work-in-kind with a value of $20,525 (CDN $25,000) per calendar quarter commencing with the first Project Agreement. During 2009 we paid ARC for specific tasks to further the development of AITF's Technology, the amount paid was $7,991 (CDN - $8,230). Under the terms of the Technology Agreement we will be entitled to an option for an exclusive, worldwide, royalty-bearing license to use any new intellectual property developed pursuant to a Project Agreement. The royalty based on this option will be 3% of gross sales for the first $50,000,000 and 1.5% of gross sales on excess of $50,000,000. The Technology Agreement is in effect as long as there is an active Project Agreement.

Research and Development

During fiscal year 2007, CRAiLAR(R) completed proof of concept testing on three separate bast fiber processing techniques with the NRC in Ottawa and the AITF in Edmonton. Proof of concept testing at the NRC included the completion of the first CRAiLAR(R) Fiber processing equipment which was constructed in Montreal and installed at the NRC facility in Ottawa. Ongoing tests with this equipment continue to establish the efficacy of CRAiLAR(R) enzymatic processes, with early test fibers meeting the requirements of the textile producing industry.

During the fourth quarter of 2007, and first three quarters of 2008, we began scaling CRAiLAR(R) Fiber processing equipment at a pilot plant facility in Montreal. The equipment became operational during the second quarter of 2008. During the third and fourth quarters of 2008, the pilot plant facility processed 1000kgs of fiber, a portion of which was sent to North Carolina State's Textile College, where it was spun and then knitted into a fabric suitable for T-shirt or other knit garments.

In May 2007, AITF filed two provisional patent applications related to decortication and degumming technologies for which we have secured exclusive worldwide licensing rights from the AITF. We completed the installation of proprietary decortication equipment at the AITF. We completed proof of concept testing on the proprietary degumming technology at the NRC's Industrial Materials Institute in Montreal. Test results were in line with expectations and suitable for industrial use.

During 2009, our research and development efforts for CRAiLAR(R) Fibers were concentrated on producing fiber for spinning trials. Different variations of our enzymatic process, drying, carding and equipment was tested to optimize the fiber for spinning using traditional cotton spinning equipment. These research and development efforts led to the successful initial spinning trials of CRAiLAR(R) fibers. The spinning trials were sponsored by Hanesbrands Inc. at North Carolina State University. We carded and spun a blended CRAiLAR(R) yarn on a cotton ring spinning system with no modifications using CRAiLAR(R) organic fibers technology. The resulting 20/1 Ne* ring spun yarn was knitted into a 5-ounces per square yard jersey fabric. Management believes that this was the first time hemp was processed on conventional cotton spinning equipment.

Through CRAiLEXTM Advanced Materials we concentrated our research and development to refining our decortication technology and producing enough decorticated fiber for tests using our proprietary pulp. We engaged an independent testing company to verify the quality of our dissolving pulp and their test results confirmed our AITF lab results and showed the CRAiLEXTM dissolving pulp has qualities far in excess of standard soft or hardwood pulps on the market. We also began commercial trials at a leading North American consumer paper products company where paper products made from our pulp were successfully made and further market applications for CRAiLEXTM pulp were determined.

We have invested a considerable amount of time and effort into product research and development. Our research and development costs for our fiscal year ended December 31, 2010 totaled $596,212 (2009 - $482,052), all of which was attributable to the CRAiLAR(R) and CRAiLEXTM technology development.

Trademark and Domain Name Rights

In September 2005, we trademarked the term CRAiLAR(R) to identify our proprietary technology platform relating to the engineering, processing and production of bast fibers including technology co-developed with and licensed from the NRC. Under the CRAiLAR(R) Technology platform, we have secured the exclusive worldwide licensing rights to intellectual property arising from our collaborative research agreements. In May 2007, the NRC filed a patent application for intellectual property related to the extraction of hemp fibers, under the Patent Cooperation Treaty simultaneously seeking protection in up to 117 countries worldwide. We have secured the exclusive worldwide licensing rights from AITF related to the CRAiLEXTM Technology for use in textile, composite and pulp applications.

We are currently evaluating partnering opportunities for multiple product development and commercialization of our proprietary CRAiLAR(R) and CRAiLEXTM Technologies for environmentally sustainable bast fiber processing and production. Exclusive international licensing rights to these patent applications allow us to protect our investment to date in the development of CRAiLAR(R) and CRAiLEXTM Technologies and confidently move forward in seeking an appropriate development and commercialization partner.

We also own the web sites www.naturallyadvanced.com, www.crailar.com and www.crailex.com.

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

Marketing Initiatives

We believe that our marketing model will drive a pull-through marketing strategy, which draws from detailed brand building and delivers that promise directly to consumers. Brand building strategies imply a strong direct to consumer platform, which will allow us to build equity in a consumer focused model ultimately allowing transfer of that equity to establishing branding partnerships with some of the worlds leading consumer brands. A secondary target market exists for the enzyme among hemp processors. We believe that the CRAiLAR(R) enzymatic process will be very attractive for those currently processing via traditional costly methods with the largest source of these customers coming from India and China. We further believe that the CRAiLAR(R) and CRAiLEXTM processes will entice those in North America to ramp up flax and hemp farming and/or processing as it is expected to create significant margins. Another target market will be partners. We believe that the creation of partnerships is an important strategy for a small company, and our public partnerships with NRC and AITF have been very important to us. We believe additional partnerships with consumer brands will also be important for the branding opportunities that these global brands will provide.

In November 2009 we hired a public relations firm to convey our compelling environmentally beneficial message.

Pricing Strategy

It is expected that fibers and yarns produced with the CRAiLAR(R) process will be competitively priced vis-a-vis current natural and synthetic fibers and allow us to realize significant margins. Add to that, a transparent and certifiable sustainability platform, and we believe that CRAiLAR(R) has the potential to establish a new industry standard.

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

Global Licensing Opportunities

In addition, we believe that the opportunity exists to partner with global brands, which we believe will allow us to leverage the considerable branding and marketing talent of global brands to increase the brand power of CRAiLAR(R) and CRAiLEXTM. More than just an enzyme or pulping technology, we believe that CRAiLAR(R) and CRAiLEXTM can be consumer recognized performance brands that are valued and demanded by an informed public.

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

Employees

We currently employ ten employees, seven are full-time employees and two are part-time.

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

Risks Related to Our Business

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future.

We have a history of operating losses, expect to continue to incur losses, may never be profitable, and must be considered to be in the development stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $2,773,536 and $1,965,653, respectively, for fiscal years ended December 31, 2010 and 2009. As of December 31, 2010, we had accumulated deficits of $4,453,381. As at December 31, 2010 we had cash and cash equivalents of $18,493 and working capital deficit of $2,006,434. Further, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates.

We May Need to Raise Capital To Continue Our Operations.

Based upon our historical losses from operations, we will require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our development plans and achieve profitable operational levels will be greatly limited. Historically, we have funded our operations through the issuance of equity and short-term debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including demand for CRAiLAR(R) and CRAiLEXTM technologies. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

Our Success is Dependent Upon the Acceptance of Our CRAiLAR(R) and CRAiLEXTM Technologies and Hemp Products.

Our success depends upon our achieving significant market acceptance of our CRAiLAR(R) and CRAiLEXTM Technology and demand for hemp products. Acceptance of our CRAiLAR(R) and CRAiLEXTM Technology will depend on the success of our promotional and marketing efforts and our ability to attract customers or partners. To date, we have not spent significant funds on marketing and promotional efforts, although in order to increase awareness of our hemp and other eco products we expect to spend a significant amount on promotion, marketing and advertising in the future. If these expenses fail to develop an awareness of our CRAiLAR(R) and CRAiLEXTM Technology and hemp products, these expenses may never be recovered and we may never be able to generate any significant future revenues. In addition, even if awareness of our CRAiLAR(R) and CRAiLEXTM Technology increases, we may not be able to produce enough product to meet demand.

We May Be Unable to Retain Key Employees or Management Personnel.

The loss of Messrs. Jason Finnis, Kenneth Barker, Guy Prevost or any of our key management personnel would have an adverse impact on our future development and could impair our ability to succeed. Our performance is substantially dependent upon the expertise of our Chief Operating Officer, Mr. Jason Finnis, and our Chief Executive Officer, Mr. Kenneth Barker, and other key management personnel and our ability to continue to hire and retain such personnel. Messrs. Finnis, Barker and Prevost spend substantially all, or most, of their working time with us and our subsidiaries. It may be difficult to find sufficiently qualified individuals to replace Mr. Finnis, Mr. Barker, Mr. Prevost or other key management personnel if we were to lose any one or more of them. The loss of Mr. Finnis, Mr. Barker or Mr. Prevost, or any of our other key management personnel could have a material adverse effect on our business, development, financial condition, and operating results. We maintain "key person" life insurance on our senior executive officers.

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

Government Regulation and Trade Restrictions Could Have a Negative Impact on Our Business.

Governments or special interest groups may attempt to protect existing industries through the use of duties, tariffs or public relations campaigns. These efforts may adversely affect interest in and demand for our CRAiLAR(R) and CRAiLEXTM Technology.

Moreover, any negative changes to international treaties and regulations such as NAFTA and to the effects of international trade agreements and embargoes imposed by such entities such as the World Trade Organization which could result in a rise in trade quotas, duties, taxes and similar impositions or which could limit the countries from whom we can purchase component materials, or which could limit the countries where we or our customers might market and sell products created using CRAiLAR(R) Technology, which could have an adverse effect on our business.

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

If Our Competitors Misappropriate Unpatented Proprietary Know-How and Our Trade Secrets, It May Have a Material Adverse Affect on Our Business.

The loss of or inability to enforce our trademark CRAiLAR(R) and other proprietary know-how, including our CRAiLAR(R) and CRAiLEXTM process, and trade secrets could adversely affect our business. We depend heavily on trade secrets and the design expertise of our employees. If any of our competitors copies or otherwise gains access to our trade secrets or develops similar technologies or processes independently, we would not be able to compete as effectively. The measures we take to protect our trade secrets and design expertise may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate and therefore could have an adverse affect on our business.

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

As of December 31, 2010, there were 35,313,202 shares of our common stock issued and outstanding. (As of April 6, 2011, there were 35,945,506 shares of our common stock issued and outstanding). Further, as of December 31, 2010 there were an aggregate of 5,339,877 Stock Options and 1,928,918 share purchase warrants outstanding that are exercisable into 5,339,877 shares of common stock (at a weighted average exercise price of $1.08) and 1,928,918 shares of common stock (at a weighted average exercise price of $1.54), respectively.

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

During our fiscal year ended December 31, 2010, our common stock has traded as low as $0.63 and as high as $1.35. In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

As of the date of this Annual Report, there are no unresolved comments pending from either the SEC or the British Columbia Securities Commission.

ITEM 2.      PROPERTIES

In Vancouver, we occupy approximately 2,000 square feet for office space. The lease expires December 1, 2011. We pay monthly rent of CDN$5,500 (US$5,470, based on the exchange rate on December31, 2010 of US$1.00 = CDN$0.9946).

Effective August 9, 2010, we signed a ten-month sublease of a facility at 164 County Camp Road, Kingstree, SC, 29556, at a rental cost of $4,400 per month. We attained the space for use as an initial scale-up flax fiber facility to conduct the decortication process of CRAiLAR(R) Organic Fibers. The property is housed near 300 acres of flax crops that we intend to use to conduct our flax fiber growing trials.

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

Board. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2010	$1.26	$0.63
September 30, 2010	$1.04	$0.80
June 30, 2010	$1.35	$0.90
March 31, 2010	$1.29	$0.80
December 31, 2009	$1.24	$0.87
September 30, 2009	$1.75	$0.84
June 30, 2009	$1.04	$0.52
March 31, 2009	$1.30	$0.76

In addition, shares of our common stock have been listed on the TSX-V under the symbol "NAT.V") since July 8, 2008. The following table sets forth the high and low sales prices of our common stock on a quarterly basis for the periods indicated as quoted by the TSX-V.

Quarter Ended	High	Low
December 31, 2010	CDN$1.40	CDN$0.66
September 30, 2010	CDN$1.06	CDN$0.82
June 30, 2010	CDN$1.53	CDN$0.92
March 31, 2010	CDN$1.30	CDN$0.87
December 31, 2009	CDN$1.41	CDN$0.91
September 30, 2009	CDN$1.97	CDN$0.96
June 30, 2009	CDN$1.21	CDN$0.71
March 31, 2009	CDN$1.55	CDN$0.99

As of April 6, 2011, there were approximately 66 shareholders of record of our common shares as reported by our transfer agent, Computershare Investor Services Inc., which does not include shareholders who shares are held in street or nominee names. We believe that there are approximately 300 beneficial owners of our common stock. There are no other classes of shares issued or outstanding.

Dividend Policy

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

Securities Authorized for Issuance under Compensation Plans

We have one equity compensation plan: our 2010 Fixed Share Option Plan. As described below, the 2010 Plan adopted all options outstanding under our previous stock option plans, including our 2006 Stock Option Plan (the "2006 Plan") and our 2008 Fixed Share Option Plan (the "2008 Plan"). The table set forth below presents information relating to our equity compensation plans as of December 31, 2010.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders (2010 Plan Stock Options, Including Stock Options Originally Granted Under 2006 Plan and 2008 Plan)	5,339,877	$1.08	1,717,763
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	5,339,877	$1.08	1,717,763

2010 Fixed Share Option Plan

Effective August 16, 2010, our Board of Directors authorized and approved the adoption of our 2010 Fixed Share Option Plan (the "2010 Plan") as of such date, under which an aggregate of 7,057,640 of our shares, representing 20% of the issued and outstanding common share capital of the Company as of August 16, 2010, may be issued. Our shareholders approved the 2010 Plan at our annual general meeting held on September 22, 2010. As described below, all options issued under our Previous Option Plan (as defined below) are covered by our 2010 Plan.

Prior to the adoption of the 2010 Plan, we had a stock option plan outstanding, the 2008 Fixed Share Option Plan (the "Previous Option Plan"). Under the Previous Option Plan, a maximum of 6,068,266 options were reserved for issuance. As of August 16, 2010, 6,044,000 options were issued and outstanding under the Previous Option Plan. All outstanding options under the Previous Option Plan were rolled into the 2010 Plan and are counted against the number of common shares available for option under the 2010 Plan.

The purpose of the 2010 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2010 Plan is to be administered by our Board of Directors or a committee appointed by the Board of Directors, which shall determine, among other things:

  the persons to be granted options under the 2010 Plan;

  the number of options to be granted; and

  the terms and conditions of the options granted.

An option may not be exercised after the termination date of the option and may be exercised following the termination of an eligible participant's continuous service only to the extent provided by the terms of the 2010 Plan.

Based on the terms of the individual option grants, options granted under the 2010 Plan generally expire three to ten years after the grant date (with a maximum exercise period of 10 years from grant) and become exercisable over a period of one year based on continued employment, either with monthly vesting or upon achievement of pre-determined deliverable.

Form S-8 Registration Statement

On March 22, 2011, we filed a registration statement on Form S-8 relating to a maximum of 7,057,640 shares of common stock, without par value, issuable directly by us under our 2010 Plan or pursuant to the exercise of options that have been or may be granted under the 2010 Plan (including options granted under our Previous Stock Option Plan as described above).

Recent Sales of Unregistered Securities

On May 19, 2010, we issued 1,424,739 units pursuant to a private placement to 16 subscribers at $1.00 per unit, for proceeds of $1,424,739. Each unit consists of one common share and one-half of one non-transferable common stock purchase warrant, with each whole warrant exercisable to purchase one additional share at $1.25 per share, expiring on May 19, 2013. The units issued to eight of the subscribers under an exemption from the registration requirements of the U.S. Securities Act pursuant to Regulation S and to the remaining eight subscribers under an exemption from the registration requirements of the U.S. Securities Act pursuant to Rule 506 for accredited investors, in each case based on representations and warranties made by the subscribers in their respective subscription agreements with the Company. One of the subscribers is an officer and director of the Company, and another subscriber is a director of the Company. We paid a total $62,152 for agent commissions and other expenses which have been recorded as share issue costs.

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

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009
Twelve months ended December 31st
	2010	2009	% Change
Loss from Continuing Operations	($3,304,756)	($2,391,294)	(38%)
Gain (Loss) from Discontinued Operations	$11,475	($659,946)
Net Loss	($3,293,439)	($3,051,240)	(8%)
Loss/share continuing operations	($0.10)	($0.07)
Loss/share discontinued operations	0.00	($0.02)

Revenue and Gross Margins

Our net operational loss from continuing operations during the twelve-month period ended December 31, 2010, was ($3,304,756) compared to ($2,391,294) during the twelve-month period ended December 31, 2009 (an increase in loss of $913,462). The increase in loss was due to a decrease in the gain from the fair value adjustment of a derivative liability.

Operating Expenses

During the twelve-month period ended December 31, 2010, we recorded operating expenses of $3,308,769 compared to operating expenses of $3,118,988 for the same period in 2009. Operating expenses consisted of:

  $216,937 (2009: $228,763) in advertising and promotion, a decrease of 5%

  $34,486 (2009: $28,447) in amortization and depreciation, an increase of 21%;

  $682,796(2009: $693,923) in consulting and contract labour, a decrease of 2%;

  $352,996 (2009: $396,839) in general and administrative, a decrease of 11%;

  $161,990 (2009: $139,115) in interest, an increase of 16%;

  $226,985 (2009: $318,586) in professional fees, a decrease of 29%;

  $596,212 (2009: $482,052) in research and development, an increase of 24%; and

  $1,036,367 (2009: $831,263) in salaries and benefits, an increase of 25%

Consulting and contract labor expenses decreased to $682,796 for the twelve-month period ended December 31, 2010, from $693,923 compared to the same period in 2009 due the Company having less contractor employees.

General and administrative expenses decreased to $352,996 for the twelve-month period ended December 31, 2010, compared to $396,839 for the same period in 2009. The decrease in general and administrative expenses was primarily due to lower office costs.

Interest expenses increased to $161,990 for the twelve-month period ended December 31, 2010, compared to $139,115 for the same period in 2009. The increase is mostly attributable to the increase in the loan from a director.

Professional fees were $226,985 for the twelve month period ended December 31, 2010, compared to $318,586 for the same twelve month period in 2009.

Research and development costs were $596,212 for the twelve-month period ended December 31, 2010, compared to $482,052 for the same twelve-month period in 2009. During the second half of the year the Company began running a facility in Kingstree for research and development purposes.

Salaries and benefits expenses increased to $1,036,367 for the twelve-month period ended December 31, 2010, compared with $831,263 for the same period in 2009. This increase was caused by an increase in stock based compensation.

During the year ended December 31, 2010 we also incurred a further write down of equipment of $94,486 compared with $163,371 for the same period in 2009. This write down was with respect to equipment used in the CRAILAR(R) pilot plant. It was originally thought the equipment could be used in future Organic Fiber production, however, the process continued to evolve and the equipment was deemed obsolete.

Discontinued operations produced a gain of $11,475 for the twelve month period ended December 31, 2010, compared to a loss of ($659,946) for the same period in 2009.

Net Loss

Our net loss during the twelve-month period ended December 31, 2010, was ($3,293,439, or $0.10 per share) compared to ($3,051,240, or $0.09 per share) during the twelve-month period ended December 31, 2009, which represents an increase in net loss of 8%. This increase in net loss was primarily due to the decrease in the gain from the fair value adjustment of a derivative liability. For the twelve-month period ended December 31, 2010, the weighted average number of shares outstanding was 34,584,288 compared to 32,939,968 at December 31, 2009.

Liquidity and Capital Resources

For the twelve-month period ended December 31, 2010, our current assets were $126,611 (2009 - $523,589) and our current liabilities were $2,133,045 (2009 - $581,276) which resulted in a working capital deficit of $2,006,434 (2009 - working capital deficit of $57,687). As at December 31, 2010, total assets were $258,894, consisting of:

  $18,493 in cash and cash equivalents;

  $30,826 in accounts receivable;

  $74,946 in prepaid expenses and other;

  $2,346 in current assets of discontinued operations;

  $58,783 in property and equipment; and

  $73,500 in intangible assets.

As at December 31, 2010, total liabilities were $2,773,536 and were comprised of:

  $526,239 in accounts payable;

  $125,000 in customer deposits

  $324,861 in accrued liabilities;

  $956,945 in due to related party;

  $200,000 in note payable; and

  $640,491 in derivative liabilities

Stockholders' Equity decreased by $1,289,834 from ($1,224,808), at December 31, 2009, to $(2,514,642) at December 31, 2010.

Cash Flows from Operating Activities

The cash flows used in operations of continuing operations for the twelve-month period ended December 31, 2010, were ($2,038,060) compared with ($2,022,795) for the same period in 2009. Cash flows used in operations for the twelve-month period ended December 31, 2010, consisted primarily of a net loss of ($3,304,756) from continuing operations, offset by certain items, including a write down of equipment of $94,486 (2009 - $163,371), stock based compensation of $930,644 (2009 - $816,865), loss on foreign exchange on loans ($71,990) (2009 -$nil), fair value adjustment of derivative liability ($98,449) (2009 - $889,888); increase in accounts payable of $291,926 (2009 - ($21,744)), an increase in customer deposits of $125,000 (2009- $Nil); and a decrease in accrued liabilities of ($22,102) (2009 - $129,318).

Cash Flows from Investing Activities

The cash flows used in investing activities for the twelve-month period ended December 31, 2010, were ($43,999) compared to ($75,496) for the same period in 2009. Cash flows used in investing activities consisted of a purchase of property and equipment totalling ($31,084) in 2010 (2009 - ($28,938)) and the acquisition of trademarks and licenses totalling ($12,915) in 2010 (2009 - ($46,558)).

Cash Flows from Financing Activities

Cash flows provided by financing activities for the year ended December 31, 2010, totaled $1,668,235 versus $1,877,931 during the same period in 2009. The primary source of cash flows from financing activities during these two periods was the issuance of capital stock. The Company issued $1,668,235 of capital stock in 2010 (2009 - $1,704,521).

Effect of Exchange Rate

The effect of exchange rates on cash resulted in an unrealized loss of ($40,324) for the twelve months ended December 31, 2010, as compared with an unrealized gain of $109,434 in the same period of 2009.

Discontinued Operations - HTNaturals

During fiscal 2009, we closed our apparel business, which operated under the brand name "HTnaturals". The apparel business is classified as discontinued operations in our consolidated financial statements. We decided to close our apparel division to focus on our CRAiLAR(R) and CRAiLEXTM technology. The warehouse lease was not renewed, the sales team was terminated and all other elements of our apparel division were discontinued.

PLAN OF OPERATION

Management expects to continue expanding its business platform through the development and commercialization of CRAiLAR(R) Fibers and CRAiLEX Advanced Materials technology for bast fiber processing and production, with resulting textile, composite, pulp and fiber products expected to address inherent environmental problems currently affecting these industries.

CRAiLAR(R) Fibers technology developed with the National Research Council (NRC) of Canada is a clean, sustainable, environmentally responsible fiber replacement that grows naturally, without excessive water and pesticide usage. CRAiLAR(R) will be used in union with cotton, and when blended together, will create a much better performing fiber than cotton alone, taking on some of the characteristics of CRAiLAR(R), which are moisture management, durability, superior dye characteristics, and less shrinkage.

The all-natural, CRAiLAR process is the first to successfully remove the binding agents from flax that contribute to its stiff texture. The process bathes bast fibers in a proprietary enzyme wash that transforms them into soft, yet strong and durable textile fibers, which can be used in both fashion and industrial applications. CRAiLAR will be blended with cotton which will create a fiber that will have improved durability, superior dye characteristics and less shrinkage than a cotton only fiber.

CRAiLEX Advanced Materials technology was developed with Alberta Innovates -- Technology Futures (formerly the Alberta Research Council). The unique pulping process does not require the numerous harsh chemicals or expensive pressurized equipment used in the traditional kraft pulping industry. The result is a superior dissolving pulp from the hemp and flax plants to be used in performance yarns, industrial additives and absorbent pulp and paper products.

Naturally Advanced Technologies holds the exclusive worldwide license to these patented technologies and is working with several large corporations to commercialize these technologies.

Our technology was developed to work on all bast fiber crops including hemp and flax. Hemp was the initial focus as it is an emerging industry in Canada. As flax is also a bast fiber crop, the CRAiLAR(R) process works very well without any modification. CRAiLAR(R) is a versatile technology and also performs well on jute, kenaf, and other similar crops. At the end of April 2010, we announced that we had successfully spun not only a hemp-cotton combination but we'd also successfully spun a flax-cotton combination. We found the CRAiLAR(R) flax to be of very high quality and ideally suited for fine knit items such as T-shirts. While hemp is also well suited for knit garments, the legal issues surrounding the crop in the USA combined with the farming learning curve that will be necessary to begin the agricultural supply chain, make commercialization of this fiber more difficult than flax. Hemp grows larger and its fibers are coarser. Hemp is currently not able to be grown in the US while flax has no such restrictions. Flax has very similar properties to hemp but produces finer fibers and is well suited to be grown in the US. The environmental sustainability of flax is virtually identical to hemp with the exception that hemp produces more biomass per acre than flax. However, the flax plant generates a higher percentage of bast fiber per plant than hemp. Our testing on CRAiLAR(R) Flax has shown that performance benefits are the same or similar to CRAiLAR(R) Hemp.

Flax has been used for textile applications for thousands of years but when processed using traditional techniques, it is labor intensive, costly to process and has a rougher hand feel than cotton and polyester. Traditionally processed flax must also be spun on specialty linen machinery making it unviable for mass production.

Unlike hemp, flax may be legally grown in the USA. This presents some unique opportunities from a supply-chain perspective which can help accelerate the steps towards commercialization.

With cotton prices currently over $1.90 per pound, flax is a cost-effective raw material for fiber production. Flax is easy to grow with minimal use of herbicides, pesticides and engineered irrigation, which significantly reduces costs as compared to other natural fibers.

The CRAiLAR(R) process can also be used with the stalk portion of the oilseed flax plant --- traditionally cultivated for food and industrial applications --- which would normally be discarded during processing. Making use of this byproduct, in addition to processing fiber-variety flax, further enhances CRAiLAR(R)'s sustainability factor. Potential uses for this fiber include coarser count yarns (such as denim), nonwovens, medical and composite material applications.

The Company is currently working with a number of "big brand" customers in an effort to create "pull through" demand for our products and technology. The company believes that this is the fastest and most effective path to meaningful commercialization with the marketing support that large brand name companies are able to offer.

In July of 2009 we announced Joint Development Agreements with Hanesbrands Inc., and Georgia Pacific Consumer Products, for our CRAiLAR(R) Organic Fiber technology evaluation, and commercial scale up capability. Since then, we have conducted increasingly larger bulk commercial trials in both partners' facilities, to provide evidence of our ability to seamlessly integrate into existing natural fiber operations, and to validate the performance attributes of our organic fiber, over the materials they would be replacing. We are in the final stages of our fiber evaluation, and expect to proceed to discussions with regard to commercialization, once our partners have completed their internal analysis and planning.

On December 1, 2010, the Company, announced that it has entered into a short-term supply agreement with Hanesbrands Inc. starting in December 2010 for the continued development of CRAiLAR Flax fiber.

The companies recently completed spinning trials using the CRAiLAR flax fibers, and the supply agreement allows for Hanesbrands to pre-purchase CRAiLAR Flax fiber from Naturally Advanced Technologies for additional product testing.  The agreement calls for Hanesbrands to purchase up to $375,000 of CRAiLAR Flax fiber between December 1, 2010 and early 2011.

In March 2011 we announced the signing of a Fiber Supply Agreement with Hanesbrands Inc which defines how Hanesbrands will purchase, brand and determine joint pricing models for CRAiLAR(R) fiber. The term of the commercialization agreement is for ten years and gives Hanesbrands exclusivity in certain clothing categories, for defined time periods.

In March 2011 we announced the signing of a short term Fiber Supply Agreement with Georgia Pacific LLC which allows GP to purchase quantities of Crailar Flax Fiber for the further evaluation of formed substrate applications. The companies recently completed successful trials using Crailar Flax Fiber in formed substrates, and this additional evaluation will allow the companies to identify additional opportunities for the use of Crailar Flax Fiber.

The Kingstree area of South Carolina has been identified by the Company as an ideal region for growing winter flax crops.

As a result of identifying this geographical area as an ideal growing region, NAT incorporated a wholly-owned subsidiary, Naturally Advanced Technologies, US Inc. The purpose of this subsidiary is to develop a US based flax fiber industry based around our CRAiLAR fiber technology; from the contracting of crops through to the processing of the fiber.

Our first commercialization partner, Hanesbrands, is headquartered in North Carolina. Hanesbrands uses contract spinners located throughout the states of North and South Carolina. Therefore, being able to grow textile grade fiber in this region allows the Company to take advantage of strategic logistical opportunities.

We entered into a sub lease of a mid volume decortication facility located in Kingstree, South Carolina, in early August of 2010. The facility was originally established under a USDA flax initiative that failed to reach commercial viability. The equipment in this facility is designed to mechanically separate the flax fiber from the rest of the plant. This is the first step of our process before it goes through our patented CRAiLAR wet process. We intend to use this facility to prove out the viability of flax farming in this region, perfect our decortication process and to commence early volumes of CRAiLAR fiber to our commercial partners.

In addition to signing our joint development agreements with Hanesbrands and Georgia Pacific, we licensed a third party processor of natural fibers, Littlewoods Inc. of Philadelphia, to run interim scale quantities of up to 40,000 pounds per week of CRAiLAR(R) Organic Fiber, to feed our commercialization scale up and additional market development plans, in denim, work wear, carpeting and home furnishings. To support that strategy, we also licensed our first commercial spinner of CRAiLAR(R) Organic Fiber yarns, Patrick Yarns of Kings Mountain, North Carolina. To date Patrick Yarns have shown CRAiLAR(R) Organic Fiber at the Outdoor Retail Show, and are sampling fiber to customers in the denim, carpeting and home furnishings industries. In addition, they are capable of supporting our development partners with scale up quantities to commercialization, should they be called upon to do so.

NAT announced in January of 2011 that it had entered into growing trials with Hanesbrands and the USDA-ARS, further developing the company's agronomic know-how and its ability to produce fiber capable of being spun into finer-gauge yarns suitable for undergarments, shirting and finer-knit garments. These trials will enable NAT to move to an unprecedented level of flax-fiber refinement by allowing the company to develop flax strains capable of accessing all sectors of the industry. The research project has resulted in 200 acres of flax being planted in the Kingstree region this past winter, which will be ready for harvesting this spring, adding to the company's production capabilities in the upcoming year. The company expects to contract significantly higher acreage for the 2011/2012 growing season. The Company has also identified other suitable North American growing regions.

Finally, the testing and evaluation of our CRAiLEX Advanced Materials pulping technology continues with a North American pulping technology company, having produced commercial grade results. We expect to move to commercialization in this division, once our partner has completed their evaluation and go to market plans.

HTnaturals

As the effect of the financial crisis took its toll on all sectors of retail industry, and our focus shifted in increasing intensity to our rapidly developing CRAiLAR(R) and CRAiLEXTM Fiber business, it became glaringly obvious that we needed to concentrate on our CRAiLAR(R) and CRAiLEXTM technology business model and opportunity. As a result, we closed our HTnaturals business at the end of the third quarter of 2009, and continued to sell off our remaining inventory over the balance of the year. We have now fully transitioned to a "Green Tech" organic fiber company, with industry changing technologies in the natural fiber and forest pulping industries.

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

MATERIAL COMMITMENTS

Rana Corp.

A significant commitment for us during fiscal year 2010 is the principal amount of $200,000 due and owing pursuant to a secured and subordinated loan agreement with Rana Corp. ("Rana"). The term of the loan is from July 21, 2007, until April 22, 2009, at 12% per annum, calculated semi-annually, with payments due semi-annually. An extension of the amount due on January 22, 2011 has been granted to May 22, 2011. As at December 31, 2010, accrued interest on the loan was $151,631, which was included in accrued liabilities. The security granted to Rana is a floating charge and a security interest in all of our assets, subject and subordinate to any borrowing by us with banks and lending institutions.

Loan from Director

As at December 31, 2010, the Company owed $956,945, (2009 - $928,347) to a director of the Company. The loan bears interest at 12% per annum. The loan was originally due on February 16, 2011 but has been extended until July 12, 2011. The loan is secured by a subordinated charge on the assets of the Company. As at December 31, 2010 $56,945 (2009 - $28,347) of interest was accrued on this loan.

Annual Leases

The Company is committed to current annual lease payments totaling $60,326 for premises under lease. The leases expire in 2011. Approximate minimum lease payments over the remainder of the leases are as follows:

$
2011	60,326

NRC Agreements

Collaboration Agreement

In October 2007, the Company entered into a joint collaboration agreement with the NRC to continue to develop a patentable enzyme technology for the processing of hemp fibres. The agreement was for three years and was set to expire on May 9, 2010. On February 19, 2010, the Company signed an amendment to the agreement which will now expire on May 9, 2012. The Company will continue its joint collaboration of enzyme technology with the NRC, however the research will refocus on cellulose technology for the production of lignocellulosic ethanol. The NRC is to be paid as it conducts work on the joint collaboration. There are no further costs or other off-balance sheet liabilities associated with the NRC agreement.

Over the term of the amended agreement, the Company will pay the NRC a total of $280,536 divided into nine payments up to May 9, 2012.

Technology License Agreement

On November 1, 2006, the Company entered into a technology license agreement with the NRC. The License Agreement provides the Company a worldwide license to use and sublicense the NRC technology called CRAILAR(R). The Company paid an initial $20,525 (CDN $25,000) fee and will pay an ongoing royalty of 3% on sales of products derived from the CRAILAR(R) process to the NRC with a minimum annual payment set at $14,190 (CDN$15,000) per year. During the year ended December 31, 2010 the Company paid $7,280 (CDN$7,500) and accrued $7,280 (CDN$7,500) of the minimum annual royalty.

Alberta Innovates - Technology Futures

In June 2007, the Company entered into a Master Agreement For Technology Development with the Alberta Research Council ("ARC") (the "Technology Agreement") to further develop and commercialize bast fiber technology. The Technology Agreement is intended to act as an umbrella agreement for further bast fiber development planned to be performed by ARC under different Project Agreements. Under the terms of the Technology Agreement, commencing July 1, 2007, the Company will pay $20,525 (CDN $25,000 ) per quarter to ARC and can terminate the agreement with 90 days notice, unless there are Project Agreements in effect, in which case this Technology Agreement shall expire when there are no longer any Project Agreements in effect. In addition to the above payments, we will be responsible for providing work-in-kind with a value of $20,525 (CDN $25,000) per calendar quarter commencing with the first Project Agreement. During 2010 the Company paid ARC for specific tasks to further the development of ARC's Technology, the amount paid was $7,991(CDN - $8,230. Under the terms of the Technology Agreement the Company will be entitled to an option for an exclusive, worldwide, royalty-bearing license to use any new intellectual property developed pursuant to a Project Agreement. The royalty based on this option will be 3% of gross sales for the first $50,000,000 and 1.5% of gross sales on excess of $50,000,000. The Technology Agreement is in effect as long as there is an active Project Agreement.

Chief Executive Officer ("CEO") Agreement

On August 24, 2010, the Company signed an agreement with its CEO who will receive $16,000 a month for the period of one year and 500,000 options that will not vest until certain conditions are met. The agreement can be cancelled by either party with 30 days notice. As at December 31, 2010, none of the options had vested.

Investor Relations Agreement

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm Dated March 30, 2011.

Consolidated Balance Sheets as at December 31, 2010 and December 31, 2009.

Consolidated Statements of Operations For Fiscal Years Ended December 31, 2010, December 31, 2009 and For the Period Ended October 1, 2009 (date of re-entry into the development stage) to December 31, 2010.

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2010, December 31, 2009 and For the Period Ended October 1, 2009 (date of re-entry into the development stage) to December 31, 2010.

Consolidated Statement of Stockholders' Equity (Deficits).

Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Naturally Advanced Technologies Inc.

We have audited the accompanying consolidated balance sheets of Naturally Advanced Technologies Inc. (a development stage company) as of December 31, 2010 and 2009 and the related consolidated statements of operations, cash flows and stockholders' deficit for the years then ended and the period from October 1, 2009 (date of re-entry into the development stage) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Naturally Advanced Technologies Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and the period from October 1, 2009 (date of re-entry into the development stage) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

As described in Note 16, the consolidated financial statements for the year ended December 31, 2009 have been restated.

"DMCL"

Dale Matheson Carr-Hilton Labonte LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
April 13, 2011

Naturally Advanced Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(In US Dollars)

		December 31, 2010	December 31, 2009 Restated - Note 16

ASSETS
Current
Cash and cash equivalents		$18,493	$421,452
Receivables		30,826	11,552
Prepaid expenses and other		74,946	48,367
Current assets of discontinued operations (Note 15)		2,346	42,218

		126,611	523,589

Property and Equipment (Note 7)		58,783	132,185
Intangible Assets (Note 8)		73,500	85,071

		$258,894	$740,845

LIABILITIES

Current
Accounts payable		$526,239	$234,313
Customer Deposits (Note 4)		125,000	-
Accrued Liabilities (Note 5)		324,861	346,963
Due to related party (Note 6)		956,945	-
Note payable (Note 5)		200,000	-

		2,133,045	581,276

Note payable (Note 5)		-	200,000
Due to Related Party (Note 6)		-	928,347
Derivative liabilities (Notes 9 and 16)		640,491	256,030
		2,773,536	1,965,653

Capital Stock	(Note 10)
Authorized:	100,000,000 common shares without par value
Issued and outstanding :	35,313,202 common shares
	(December 31, 2009 - 33,354,215)	10,778,742	9,422,178

Additional Paid-in Capital		2,770,402	2,011,047

Accumulated Other Comprehensive Loss		(125,154)	(12,840)

Deficit		(11,485,251)	(11,485,251)

Deficit accumulated in the development stage		(4,453,381)	(1,159,942)

		(2,514,643)	(1,224,808)

		$258,894	$740,845

Commitments (Note 12)
Subsequent events (Note 17)
The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(In US Dollars)
(Unaudited)

	Year ended December 31,		Cumulative from October 1, 2009 to December 31, 2010
	2010	2009 Restated - Note 16

Expenses
Advertising and promotion	$216,937	$228,763	$287,604
Amortization and depreciation	34,486	28,447	45,249
Consulting and Contract Labour (Notes 11 and 14)	682,796	693,923	805,151
General and Administrative	352,996	396,839	530,194
Interest (Notes 5 and 6)	161,990	139,115	200,032
Professional Fees	226,985	318,586	341,848
Research and Development	596,212	482,052	833,662
Salaries and Benefits (Notes 11 and 14)	1,036,367	831,263	1,426,148
Loss before other items	(3,308,769)	(3,118,988)	(4,469,888)

Other Items
Other income	-	1,177	1,177
Write down of equipment (Note 7)	(94,486)	(163,371)	(94,486)
Fair value adjustment of derivative liabilities (Notes 9 and 16)	98,499	889,888	98,499

Loss from continuing operations	(3,304,756)	(2,391,294)	(4,464,698)

Profit (Loss) from discontinued operations (Note 15)	11,317	(659,946)	11,317

Net loss	$(3,293,439)	$(3,051,240)	$(4,453,381)

Loss from continuing operations per share (basic and diluted)	$(0.10)	$(0.07)

Earnings (Loss) from discontinued operations per share (basic and diluted)	$0.00	$(0.02)

Weighted average number of common shares outstanding (basic and diluted)	34,584,288	32,939,968

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(In US Dollars)
	Year Ended December 31,		Cumulative from October 1, 2009 to December 31, 2010
	2010	2009 Restated - Note 16

Cash flows from (used in) operating activities
Net loss from continuing operations for the period	$(3,304,756)	$(2,391,294)	(4,464,698)
Adjustments to reconcile net loss to net cash from operating activities
Amortization and depreciation	34,486	28,447	45,249
Write down of equipment	94,486	163,371	94,486
Stock based compensation	930,644	816,865	1,179,424
(Gain) loss on foreign exchange on loans	(71,990)	-	(71,990)
Fair value adjustment of derivative liability	(98,499)	(889,888)	(98,499)
Changes in working capital assets and liabilities
Decrease (increase) in accounts receivable	(19,274)	102,236	46,121
Increase in prepaid expenses	(26,579)	32,905	(4,821)
Increase (decrease) in accounts payable	291,926	(21,744)	188,378
Increase (decrease) in customer deposits	125,000	-	125,000
(Decrease) increase in accrued liabilities	(22,102)	129,318	195,172
(Decrease) increase in due to related parties	28,598	6,989	56,945

Net cash used in operating activities of continuing operations	(2,038,060)	(2,022,795)	(2,709,233)

Net cash provided by discontinued operations	51,189	213,020	77,636

Cash flows from (used in) investing activities
Purchase of property and equipment	(31,084)	(28,938)	(39,087)
Acquisition of trademarks & license	(12,915)	(46,558)	(12,915)

Net cash flows used in investing activities	(43,999)	(75,496)	(52,002)

Cash flows from (used in) financing activities
Issuance of capital stock	1,668,235	1,704,521	1,674,668
Related parties advances	-	200,000	-
Related parties payments	-	-	(69,015)
Short term loan	-	(26,590)	-

Net cash flows from financing activities	1,668,235	1,877,931	1,605,653

Effect of exchange rate changes on cash and cash equivalents	(40,324)	109,434	42,992

Increase (decrease) in cash	(402,959)	102,094	(1,034,954)
Cash and cash equivalents, beginning	421,452	319,358	1,053,447

Cash and cash equivalents, end	$18,493	$421,452	$18,493

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH FINANCING AND INVESTING ACTIVITIES:
Cash paid for interest	$84,646	$106,525
Cash paid for income taxes	$-	$-
Capital stock issued in settlement of accounts payable	$-	$-
Capital stock issued as finance fee	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
December 31, 2010
(In US Dollars)
	Common shares		Additional paid-in capital $	Accumulated other comprehensive income \ (loss) $	Deficit $	Deficit (Development stage) $	Total $
	Shares	Amount $

Balance, December 31, 2008 (restated - Note 16)	30,827,046	7,583,192	1,370,325	(122,274)	(9,593,953)	-	(762,710)
							-
Issuance of common stock on September 21, 2009 for cash - $1.10, net	833,060	803,819	44,644	-	-	-	848,463
Issuance of common stock on March 3, 2009 for exercise of warrants at $0.75 per share	394,001	295,500	-	-	-	-	295,500
Issuance of common stock on September 11, 2009 for exercise of warrants at $1.00 per share	35,000	35,000	-	-	-	-	35,000
Issuance of common stock on September 28, 2009 for exercise of warrants at $1.00 per share	78,233	78,233	-	-	-	-	78,233
Issuance of common stock on August 13, 2009 for exercise of warrants at $1.35 per share	42,000	56,700	-	-	-	-	56,700
Issuance of common stock on January 20, 2009 for exercise of options at $0.31 per share	30,000	9,300	-	-	-	-	9,300
Issuance of common stock on February 03, 2009 for exercise of options at $0.37 per share	10,000	3,700	-	-	-	-	3,700
Issuance of common stock on February 17, 2009 for exercise of options at $0.31 per share	12,500	3,875	-	-	-	-	3,875
Issuance of common stock on April 30, 2009 for exercise of options at $0.31 per share	110,000	34,100	-	-	-	-	34,100
Issuance of common stock on July 16, 2009 for exercise of options at $0.31 per share	25,000	7,750	-	-	-	-	7,750
Issuance of common stock on July 21, 2009 for exercise of options at $0.31 per share	90,000	27,900	-	-	-	-	27,900
Issuance of common stock on August 10, 2009 for exercise of options at $1.15 per share	20,000	23,000	-	-	-	-	23,000
Issuance of common stock on August 13, 2009 for exercise of options at $0.31 per share	560,000	173,600	-	-	-	-	173,600
Issuance of common stock on August 17, 2009 for exercise of options at $0.31 per share	30,000	9,300	-	-	-	-	9,300
Issuance of common stock on August 21, 2009 for exercise of options at $0.31 per share	157,500	48,825	-	-	-	-	48,825
Issuance of common stock on September 3, 2009 for exercise of options at $0.31 per share	62,500	19,375	-	-	-	-	19,375
Issuance of common stock on September 15, 2009 for exercise of options at $0.80 per share	25,000	20,000	-	-	-	-	20,000
Issuance of common stock on October 22, 2009 for exercise of options at $0.80 per share	5,000	4,000	-	-	-	-	4,000
Issuance of common stock on December 15, 2009 for exercise of options at $0.80 per share	7,375	5,900	-	-	-	-	5,900
Transfer addition paid-in capital for options exercised in the year	-	242,601	(242,601)	-	-	-	-
To set up derivative liability for warrants granted in the year	-	(316,273)		-	-	-	(316,273)
Stock-based compensation	-	-	838,679	-	-	-	838,679
Transfer derivative liability for warrants exercised in the year	-	252,781		-	-	-	252,781
Foreign currency translation	-	-	-	109,434	-	-	109,434
Loss from continuing operations (restated - Note 16)	-	-	-	-	-1,891,298	-	(1,891,298)
Loss from discontinuing operations	-	-	-	-	-	(1,159,942)	(1,159,942)

Balance, December 31, 2009 (restated - Note 16)	33,354,215	9,422,178	2,011,047	-12,840	-11,485,251	-1,159,942	-1,224,808

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies, Inc.
A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
December 31, 2010
(In US Dollars)
	Common shares		Additional paid-in capital $	Accumulated other comprehensive income \ (loss) $	Deficit $	Deficit (Development stage) $	Total $
	Shares	Amount $

Issuance of common stock on January 12, 2010 for exercise of options at $0.80 per share	3,700	2,960	-	-	-	-	2,960
Issuance of common stock on January 27, 2010 for exercise of options at $0.80 per share	2,800	2,240	-	-	-	-	2,240
Issuance of common stock on February 4, 2010 for exercise of options at $0.80 per share	6,300	5,040	-	-	-	-	5,040
Issuance of common stock on February 23, 2010 for exercise of options at $0.80 per share	3,075	2,460	-	-	-	-	2,460
Issuance of common stock on March 5, 2010 for exercise of options at $0.37 per share	25,000	9,250	-	-	-	-	9,250
Issuance of common stock on March 11, 2010 for exercise of options at $0.50 per share	10,000	5,000	-	-	-	-	5,000
Issuance of common stock on March 15, 2010 for exercise of options at $0.50 per share	10,000	5,000	-	-	-	-	5,000
Issuance of common stock on March 23, 2010 for exercise of options at $0.50 per share	20,000	10,000	-	-	-	-	10,000
Issuance of common stock on March 23, 2010 for exercise of options at $0.50 per share	10,000	5,000	-	-	-	-	5,000
Issuance of common stock on March 23, 2010 for exercise of options at $0.50 per share	10,000	5,000	-	-	-	-	5,000
Issuance of common stock on March 29, 2010 for exercise of options at $0.80 per share	1,750	1,400	-	-	-	-	1,400
Issuance of common stock on April 13, 2010 for exercise of options at $0.80 per share	25,000	20,000	-	-	-	-	20,000
Issuance of common stock on April 29, 2010 for exercise of options at $0.50 per share	48,000	24,000	-	-	-	-	24,000
Issuance of common stock on May 5, 2010 for exercise of options at $0.50 per share	24,000	12,000	-	-	-	-	12,000
Issuance of common stock on May 7, 2010 for exercise of options at $0.50 per share	68,000	34,000	-	-	-	-	34,000
Issuance of common stock on May 13, 2010 for exercise of options at $0.50 per share	50,000	25,000	-	-	-	-	25,000
Issuance of common stock on May 14, 2010 for exercise of options at $0.50 per share	120,000	60,000	-	-	-	-	60,000
Issuance of common stock on May 19, 2010 for cash - $1.00, net of share issue costs	1,424,739	1,362,587	-	-	-	-	1,362,587
Issuance of common stock on June 15, 2010 for exercise of options at $0.80 per share	25,000	20,000	-	-	-	-	20,000
Issuance of common stock on June 15, 2010 for exercise of options at $0.80 per share	12,500	10,000	-	-	-	-	10,000
Issuance of common stock on July 19, 2010 for exercise of options at $0.80 per share	17,061	13,649	-	-	-	-	13,649
Issuance of common stock on July 19, 2010 for exercise of options at $0.80 per share	17,062	13,650	-	-	-	-	13,650
Issuance of common stock on August 4, 2010 for exercise of options at $0.80 per share	25,000	20,000	-	-	-	-	20,000
Transfer addition paid-in capital for options exercised in the year	-	171,289	(171,289)	-	-	-	-
Stock-based compensation	-	-	930,644	-	-	-	930,644
Set up derivative liabilities for warrants granted in the year (Note 16)	-	(482,960)		-	-	-	(482,960)
Foreign currency translation	-	-	-	(112,314)	-	-	(202,827)
Loss from continuing operations	-	-	-	-	-	-3,304,756	(3,304,756)
Profit from discontinued operations	-	-	-	-	-	11,317	11,317

Balance, December 31, 2010	35,313,202	10,778,742	2,770,402	-125,154	-11,485,251	-4,453,381	-2,514,643

The accompanying notes are an integral part of these consolidated financial statements.

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

1.     Nature of Operations and Basis of Presentation

Naturally Advanced Technologies Inc. (the "Company") was incorporated in the Province of British Columbia, Canada, on October 6, 1998, and is in the business of technological development, design and distribution of apparel made from natural sustainable fibers. Effective October 1, 2009, the Company decided to exit the apparel business, which operated under the brand "HTnaturals". The apparel business is classified as discontinued operations in the Company's consolidated financial statements (Note 15). As a result, the Company re-entered the development stage and plans to focus on its CRAiLAR(R) and CRAiLEXTM technology.

The Company's shares of common stock trade under the symbol "NAT.V", on the TSX Venture Exchange and under the symbol "NADVF", on the OTC Bulletin Board.

Going concern

The Company's consolidated financial statements are prepared using generally accepted accounting principles ("GAAP") in the United States of America applicable to a going concern, which contemplates the realization of assets and payment of liabilities in the normal course of business.  The Company has a working capital deficiency of $2,006,434 at December 31, 2010 and incurred losses since inception of $15,938,632 and further losses are anticipated in the development of its business. There can be no assurance that the Company will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

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

During 2010 the Company raised $1,668,235 from equity funding for working capital requirements. The Company plans to raise additional financing in 2011 through equity placements. However, there can be no assurance that capital will continue to be available as necessary to meet the Company's ongoing working capital requirements or, if the capital is available, that it will be on terms acceptable to the Company, particularly in the current economic environment.

Comparative figures

Certain of the 2009 comparative figures have been reclassified to conform to the current year's presentation (Note 16).

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

2.     Significant Accounting Policies

a)     Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Naturally Advanced Technologies US Inc., a Nevada incorporated company; Hemptown USA, Inc., a Nevada incorporated company; 0697872 B.C. Ltd., a British Columbia incorporated company; Crailar Fiber Technologies Inc., a British Columbia incorporated company, and HTNaturals Apparel Corp, a British Columbia incorporated company. All inter-company transactions and account balances have been eliminated upon consolidation.

b)     Cash and Cash Equivalents

Cash equivalents consist of cash on deposit and term deposits with original maturities of three months or less at the time of issuance.

c)     Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring management's estimates and assumptions are the fair value of transactions involving common stock, warrants, options, derivative liabilities, provision for income taxes, depreciation and financial instruments.

d)     Property and Equipment

Property and equipment are stated at cost and are depreciated as follows:

Computer equipment	30% declining balance
Equipment	30% declining balance
Furniture and fixtures	20% declining balance
Computer software	100% declining balance
Leasehold improvements	Term of lease

e)     Intangible Assets

Intangible assets are stated at cost and are amortized as follows:

Trademarks        5 year straight - line
License Fee       10 year straight - line
Patent                10 year straight - line

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

f)     Foreign Currency Translation

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

g)     Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, future taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that potential future tax assets will not be realized.

h)     Comprehensive Income

The Company presents changes in accumulated comprehensive income in its Statement of Stockholders' Equity (Deficit). Total comprehensive income includes, in addition to net loss, changes in equity that are excluded from the Statements of Operations.

i)     Stock-based Compensation

The Company accounts for stock-based payment transactions in which an enterprise receives services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards.

j)     Earnings (Loss) Pre Share

Basic and diluted earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. Common stock equivalents from stock options and warrants were excluded from the calculation of net loss per share for December 31, 2010, and 2009 as their effect is anti-dilutive.

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

l)     Risk Management

Currency risk. Although the Company conducts its business principally in Canada, the majority of its purchases are made in U.S. currency.  Additionally, the majority of the Company's debt is denominated in U.S. currency.  The Company does not currently hedge its foreign currency exposure and accordingly is at risk for foreign currency exchange fluctuations.

Credit risk. Credit risk is managed by dealing with customers whose credit standing meets internally approved policies, and by ongoing monitoring of credit risk.  As at December 31, 2010, the Company does not have significant concentrations of credit exposure.

Interest rate risk. All term debt has fixed interest rates and the Company has no significant exposure to interest rate fluctuation risk other than at renewal.

m)     Research and Development

Research and development costs are charged to operations as incurred.

n)     Derivative financial instruments

Derivative financial instruments that are not classified as equity and are not used in hedging relationships are measured at fair value. Subsequent changes to fair value are recorded in the statement of operations.

o)     Adoption of New Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

3.     Financial Instruments

As at December 31, 2010, the Company concluded that the carrying amount of cash and cash equivalents, receivables, loans payable, note payable, accounts payable and due to related party approximate fair value because of the short maturity of these financial instruments.

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

4.     Customer Deposit

On December 1, 2010, the Company received a deposit of $125,000 for goods to be delivered in 2011 (Note 17).

5.     Note Payable

At December 31, 2010, the Company owed $200,000 (2009 - $200,000) on a note payable. The note bears interest at 12% per annum, with interest payments due semi-annually. The note is due on January 22, 2011. Included in accrued liabilities at December 31, 2010 is an accrual for interest of $151,631 (2009 - $102,169) (Note 17). The note is secured by a floating charge and a security interest in all assets of the Company, subject and subordinate, to any borrowing by the Company with banks and lending institutions.

6.     Due to Related Party

As at December 31, 2010, the Company owed $956,945, (2009 - $928,347) to a director of the Company. The loan bears interest at 12% per annum. The loan is due on February 16, 2011 . The loan is secured by a subordinated charge on the assets of the Company. As at December 31, 2010 $56,945 (2009 - $28,347) of interest was accrued on this loan (Note 17).

7.     Property and Equipment
	Cost	Accumulated Depreciation	Net Book Value December 31, 2010	Net Book Value December 31, 2009

Computer equipment	$ 23,944	$ 16,367	$7,577	$ 8,129
Equipment	36,086	7,422	28,664	72,308
Furniture and fixtures	39,616	21,042	18,574	21,720
Leasehold improvements	21,933	18,000	3,933	5,317
Computer software	6,179	6,144	35	33
Building under development	-	-		24,678

	$127,758	$68,975	$58,783	$ 132,185

During the year, the Company wrote off $94,486 (2009 - $163,371) of equipment no longer in use.

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

8.     Intangible Assets
	Cost	Accumulated Amortization	Net Book Value December 31, 2010	Net Book Value December 31, 2009

Patents	$ 48,586	$ 13,245	$ 35,341	$ 37,733
Trademarks	89,868	65,758	24,110	31,664
License fee	25,135	11,086	14,049	15,674

	$163,589	$ 90,089	$ 73,500	$85,071

9.     Derivative liabilities

Derivate liabilities consist of warrants that were originally issued in private placements which have exercise prices denominated in United States dollars. The fair value of these warrants as at December 31, 2010 and 2009 is as follows:

	Exercise price	2010	2009

736,223 warrants expiring on July 3, 2011	US$ 1.95	$ 55,923	$ 45,672
416,532 warrants expiring on September 21, 2012	US$ 1.38	188,354	220,358
712,370 warrants expiring on May 19, 2013	US$ 1.25	396,214	-

		$ 640,491	$ 256,030

The fair value of these warrants was determined using the Black-Scholes option pricing model, and adjusted for market liquidity, using the following assumptions:
	2010	2009

Volatility	70% - 76%	77% - 86%
Dividend yield	-	-
Risk-free interest rate	0.19% - 0.61%	0.20% - 1.70%
Expected life	0.50 - 2.38 yrs	0.50 yrs - 2.72 yrs

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

10.     Common Stock

Common Stock

During the year ended December 31, 2010, the Company issued 1,958,987 shares of common stock as follows:

a)     During the year ended December 31, 2010, 534,248 shares were issued pursuant to the exercise of employee and consultants options between $0.37 and $0.80 per share for proceeds of $305,648.

b)     During the year ended December 31, 2010, 1,424,739 units were issued at $1.00 per unit for gross proceeds of $1,424,739.

Each unit consists of one common share and one-half of one share purchase warrant. Each whole warrant entitles the subscriber to acquire one additional common share of the Company at an exercise price of $1.25 per share up to and including May 19, 2013. The estimated fair value of the warrants is $482,960 using the Black Scholes option pricing model using a 3 year term, an expected volatility of 90% and a risk free interest rate of 1.37%. The fair value of the warrants is included in Additional Paid-in Capital. The Company paid a total $62,152 for agent commissions and other expenses which have been recorded as share issue costs.

During the year ended December 31, 2009, the Company issued 2,527,169 shares of common stock as follows:

a)     During the year ended December 31, 2009, 1,144,875 shares were issued pursuant to the exercise of employee and consultants options between $0.31 and $1.15 per share for proceeds of $390,625.

b)     During the year ended December 31, 2009, 507,234 shares were issued pursuant to the exercise of warrants between $0.75 and $1.00 per share for proceeds of $408,733.

c)     During the year ended December 31, 2009, 833,060 units were issued at $1.10 (CDN$1.20) per unit, for a gross proceed of $916,366. Each unit consists of one common share and one half non-transferable common stock purchase warrant exercisable at $1.38 (CDN$1.50) per share, expiring in September 2012. The estimated fair value of the warrants is $283,036 using the Black Scholes option pricing model using a 3 year term, an expected volatility of 108% and a risk free interest rate of 1.56%. The fair value of the warrants is included in Additional Paid-in Capital. The Company paid a total $67,903 for agent commissions and other expenses which have been recorded as share issue costs.

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

d)     In August 2009, 42,000 units were issued pursuant to the exercise of agents' warrant at $1.35 for proceeds of $56,700. Each agent's unit consists of one common share and one half non-transferable common stock purchase warrant exercisable at $1.95 per share, expiring in July 2010.

Warrants

Stock purchase warrants outstanding at December 31, 2010 are summarized as follows:
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (yr)
$1.10 - $1.95	1,928,918	1.50

A summary of the Company's stock purchase warrants are as follows:
	Shares	Weighted-Average Exercise Price
Warrants outstanding at December 31, 2008	2,869,277	1.10
Warrants granted during the year	501,325	1.37
Warrants expired during the year	(1,501,578)	.85
Warrants exercised during the year	(549,234)	0.85

Warrants outstanding at December 31, 2009	1,319,790	1.70
Warrants granted during the year	712,370	1.25
Warrants expired during the year	(103,242)	1.42

Warrants outstanding at December 31, 2010	1,928,918	$1.54

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

11.     Stock Options

2010 Fixed Share Option Plan

In September 2010, the Company's Board of Directors approved the 2010 Fixed Share Option Plan (the "2010 Plan"), a non-shareholder approved plan for grants of stock options to directors, officers, employees, eligible consultants of the Company and any related company. Based on the terms of the individual option grants, options granted under the 2010 Plan generally expire three to ten years after the grant date and become exercisable over a period of one year, based on continued employment, either with monthly vesting or upon achievement of predetermined deliverables. The 2010 Plan permits the granting of incentive stock options and nonqualified stock options up to an aggregate at any point in time of 7,057,640 shares.

The fair value of options issued during the year ended December 31, 2010 was determined using the Black-Scholes option pricing model with the following assumptions:
Year ended December 31, 2010
Risk-free interest rates	1.56%
Volatility factor	68%
Expected life of options, in years	3-5
Weighted average fair value of options granted	$0.50

During the year ended December 31, 2010, the Company granted a total of 1,075,000, common stock options to directors, officers, employees, eligible consultants, exercisable at $0.87 per share, with a term of five years which were valued at $ 542,267.

During the year ended December 31, 2010, 47,918 (2009 - Nil) options vested. Total expense of $24,196 (2009 - $Nil) was recorded as stock-based compensation, $2,319 (2009 - $Nil) was included in Consulting and contract labour expense and $21,877 (2009 - $Nil) was included in Salaries and benefits expense.

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

The fair value of options issued during the year ended December 31, 2010 was determined using the Black-Scholes option pricing model with the following assumptions:

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
	Year ended December 31, 2010	Year ended December 31, 2009
Risk-free interest rates	1.31% to 2.51%	1.12% to 1.88%
Volatility factor	74% to 78%	74% to 89%
Expected life of options, in years	5	3-5
Weighted average fair value of options granted	$0.61	$0.68

During the year ended December 31, 2010, the Company granted a total of 1,488,377, five year common stock options to employees and consultants, exercisable between $0.95- $1.02 per share, which were valued at $903,563.

During the year ended December 31, 2010, 825,409 (2009 - 685,671) options vested. Total expense of $906,448 (2009 - $540,835) was recorded as stock-based compensation, $441,725 (2009 - $338,184) was included in Consulting and contract labour expense, $464,723 (2009 - $194,527) was included in Salaries and Benefits expense and $Nil was included in discontinued operations (2009 - $8,124).

During the year ended December 31, 2010, 534,248 options were exercised and a total of $171,289 has been reclassified from additional paid-up capital to capital stock.

During the year ended December 31, 2009, the Company granted a total of 1,770,500, common stock options to directors, officers, employees, eligible consultants, exercisable between $1.01 and $1.17 per share, with terms of three and five years which were valued at $1,196,541.

2006 Stock Option Plan

Under the 2006 Stock Option Plan, Nil (2009 - 537,216) options vested during the year ended December 31, 2010. Total expense of $Nil (2009 - $297,844) was recorded as stock-based compensation, $Nil (2009 - $129,271) was included in Consulting and contract labour expense, $Nil (2009 - $154,883) was included in Salaries & benefits expense and $Nil was included in discontinued operations (2009 - $13,690).

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

A summary of the Company's stock options are as follows:
Shares	Weighted-Average Exercise Price
Options outstanding, December 31, 2008	4,419,257	$0.76
Options exercised during the year	(1,144,875)	0.34
Options granted during the year	1,770,500	1.15
Options expired during the year	(200,000)	0.50
Options cancelled during the year	(120,757)	1.01

Options outstanding, December 31, 2009	4,724,125	1.01
Options exercised during the year	(534,248)	0.57
Options granted during the year	2,563,377	0.93
Options expired during the year	(1,313,377)	0.80
Options cancelled during the year	(100,000)	1.25

Options outstanding, December 31, 2010	5,339,877	$1.08

December 31, 2010
Options Outstanding	Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yr)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.87 - $1.45	5,339,877	3.20	$1.08	1,992,255	$1.14

December 31, 2009
Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yr)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.01 - $0.50	395,000	0.40	$0.49	395,000	$0.49
$0.51 - $1.00	4,329,125	2.04	$1.06	2,649,303	$0.69

	4,724,125	1.90	$1.01	3,044,303	$0.66

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

12.     Commitments

a)     Annual Leases

The Company is committed to current annual lease payments totaling $60,326 for premises under lease. The leases expire in 2011. Approximate minimum lease payments over the remainder of the leases are as follows:

$
2011	60,326

b)     National Research Council of Canada ("NRC")

Joint Collaboration Agreement

In October 2007, the Company entered into a joint collaboration agreement with the NRC to continue to develop a patentable enzyme technology for the processing of hemp fibres. The agreement is for three years and expired on May 9, 2010. On February 19, 2010, the Company signed an amendment to the agreement which will now expire on May 9, 2012. The Company will continue its joint collaboration of enzyme technology with the NRC, however the research will refocus on cellulose technology for the production of lignocellulosic ethanol. The NRC is to be paid as it conducts work on the joint collaboration. There are no further costs or other off-balance sheet liabilities associated with the NRC agreement.

Over the term of the amended agreement, the Company will pay the NRC a total of $280,536 (CDN$294,822) divided into nine payments up to May 9, 2012. As of the date of these statements all payments due in 2010( $130,050) have been paid.

Technology License Agreement

On November 1, 2006, the Company entered into a technology license agreement with the NRC. The license agreement provides the Company a worldwide license to use and sublicense the NRC technology called CRAiLAR(R). The Company paid an initial $20,525 (CDN $25,000) fee and will pay an ongoing royalty of 3% on sales of products derived from the CRAiLAR(R) process to the NRC with a minimum annual payment set at $14,190 (CDN$15,000) per year. During the year ended December 31, 2010 the Company paid $7,095 (CDN$7,500) and accrued $7,095 (CDN$7,500) of the minimum annual royalty.

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

c)     Alberta Innovates - Technology Futures ("AITF")

In June 2007, the Company's subsidiary, Crailar Fiber Technologies Inc. ("CFT"), entered into a Master Agreement for Technology Development with the Alberta Research Council ("ARC") now know as Alberta Innovates-Technology Futures ("AITF") (the "Technology Agreement") to further develop and commercialize bast fiber technology. The Technology Agreement is intended to act as an umbrella agreement for further bast fiber development planned to be performed by the AITF under separate Project Agreements. Under the terms of the Technology Agreement, commencing July 1, 2007, the Company will pay $20,525 (CDN $25,000) per quarter to the AITF and can terminate the agreement with 90 days notice, unless there are Project Agreements in effect, in which case this Technology Agreement shall expire when there are no longer any Project Agreements in effect. In addition to the above payments, CFT will be responsible for providing work-in-kind with a value of $20,525 (CDN $25,000) per calendar quarter commencing with the first Project Agreement. During 2010 the Company paid the ARC for specific tasks to further the development of AITF's Technology, the amount paid was $7,991 (2009-$8,987). Under the terms of the Technology Agreement the Company will be entitled to an option for an exclusive, worldwide, royalty-bearing license to use any new intellectual property developed pursuant to a Project Agreement. The royalty based on this option will be 3% of gross sales for the first $50,000,000 and 1.5% of gross sales on excess of $50,000,000. The Technology Agreement is in effect as long as there is an active Project Agreement.

d)     Chief Executive Officer ("CEO") Agreement

On August 24, 2010, the Company signed an agreement with its CEO who will receive $16,000 a month for the period of one year and 500,000 options that will not vest until certain conditions are met. The options were granted under the 2010 Option Stock Plan and were valued at $252,217 using the Black-Scholes option pricing model. The agreement can be cancelled by either party with 30 days notice. As at December 31, 2010, none of the options had vested.

e)     Investor Relations Agreement

On August 9, 2010, the Company hired a firm to perform investor relations activities. The agreement term is one year with ninety days notice of termination by either party. The monthly fee is $10,000 with 125,000 stock options exercisable at $1.01 expiring August 9, 2015. The options were granted under the 2010 Option Stock Plan and were valued at $78,484 using the Black-Scholes option pricing model.

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

f)     Research Agreement

Starting in December 2010, a co-operative research project designed to cultivate and evaluate the viability of various flax strains for use in CRAiLAR(R) technology was signed with the United States Department of Agriculture , HanesBrands and Naturally Advanced Technologies US Inc. The project has an initial term of one year with a renewal option for two additional years. Naturally Advanced Technologies US Inc will contribute annually $51,000 of in-kind expenses towards the project.

13.     Income Taxes

As at December 31, 2010, the Company has estimated tax loss carry forwards for tax purposes of approximately $12,140,000 (2009 - $9,804,000) which expire between 2014 and 2029. This amount may be applied against future federal taxable income. Management has determined that the realization of the potential deferred tax assets resulting from these tax pools and other temporary differences is uncertain at this time, and cannot be viewed as more likely than not. Accordingly, the Company has recorded a full valuation allowance for the potential deferred tax asset.

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:
	2010	2009
Loss before income taxes	$3,293,439	$3,051,239
Corporate tax rate	28.50%	30%
Expected income tax recovery	(938,630)	(915,372)

Increase (Decrease) resulting from:
Permanent differences and others	239,856	112,186
Change in valuation allowance	815,004	830,222
Expiring loss carry forwards	-	76,756
Impact of foreign exchange changes	(231,877)	(383,041)
Impact of tax rate changes	115,647	296,225
Future tax benefit of share issue costs not credited to share capital	-	(16,976)

Future income tax recovery	$-	$-

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

The tax effects of temporary differences that give rise to the Company's future tax asset (liability) are as follows:
	2010	2009
Property and equipment	$53,667	$2,312
Intangible assets	(7,553)	(4,463)
Research and development costs	401,776	234,256
Share issue costs	36,007	38,988
Loss carry forwards	3,035,074	2,432,874

	3,518,971	2,703,967
Valuation allowance	(3, 518,971)	(2,703,967)

	$-	$-

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

The Company's non-capital losses, which can be applied to reduce future taxable income, expire as follows:

Year of Expiry	Amount

2014	$ 1,060,000
2015	1,200,000
2026	1,605,000
2027	1,439,000
2028	2,325,000
2029	2,745,000
2030	1,766,000
$ 12,140,000

14.     Related Party Transactions

During the year ended December 31, 2010, $624,310 (2009 - $587,485) was incurred as remuneration to officers and directors of the Company. Of this amount, $441,310 (2009 - $407,485) is recorded as Salaries and Benefits expense and $183,000 (2009 - $180,000) is recorded as Consulting and Contract labour expense. During the year ended December 31, 2010, $788,534 (2009 - $571,698) was recorded as stock-based compensation to officers and directors of the Company. Of this amount, $472,859 (2009 - $267,076) is recorded as Salaries and Benefits expense and $315,675 (2009 - $304,622) is recorded as Consulting and Contract labour expense (Note 6).

15.     Discontinued Operations

During fiscal 2009 the Company decided to discontinue the apparel business to focus on developing its bast fiber technology. The Company did not renew its warehouse lease which expired in 2009 and no longer has sales staff or any selling expenses.

The following table summaries the operating results of the discontinued operations for the fiscal year ended December 31:

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
	2010	2009

Revenue	$ 53,470	$ 782,944
Expenses	42,153	1,442,890

Profit (loss) from discontinued operations	$ 11,317	$ (659,946)

The following table sets forth the assets and liabilities of the discontinued operations:
	2010	2009

Accounts receivable, net	$ 2,346	$ 9,575
Inventories, net	-	32,643

Current assets of discontinued operations	$ 2,346	$ 42,218

16.     Restatement

The consolidated financial statements for the year ended December 31, 2009 have been restated to correct the accounting for warrants that were issued in connection with a previous private placement. The exercise price of these warrants is denominated in United States dollars, which differs from the Company's functional currency (Canadian dollars) and therefore these warrants cannot be considered to be indexed to the Company's own stock. Accordingly the fair value of the warrants must be accounted for as a derivative liability with changes in fair value recorded in the statement of operations.

The effect of the resulting adjustments on the company's consolidated financial statements for the year ended December 31, 2009 is as follows:

Consolidated balance sheet as at December 31, 2009

	As previously reported	Adjustment	As restated

Derivative liability	$-	$256,030	$256,030
Share capital	$10,443,962	$(1,021,784)	$9,422,178
Deficit	$(12,251,005)	$765,754	$(11,485,251)

Consolidated statement of operations for the year ended December 31, 2009

	As previously reported	Adjustment	As restated

Net loss	$3,941,128	$(889,888)	$3,051,240
Fair value adjustment on derivative liability	$-	$(889,888)	$(889,888)
Net loss from continuing operations	$3,281,182	$(889,888)	$2,391,294
Loss per common share - basic and diluted	$(0.10)	0.03	(0.07)

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

Consolidated balance sheet as at December 31, 2008

	As previously reported	Adjustment	As restated

Derivative liability	$-	$1,082,426	$1,082,426
Share capital	$8,541,484	$(958,292)	$7,583,192
Deficit	$(9,469,819)	$(124,134)	$(9,593,953)

The Fair value adjustment on derivative liability has no net effect on in the Company's consolidated statement of cash flows.

Income tax notes for the reconciliation of the reported income taxes to the amounts applying statutory rates

	As previously reported	Adjustment	As restated

Loss before income taxes	$3,941,128	$(889,888)	$3,051,240
Expected income tax recovery	$1,182,338	$(226,966)	$(915,372)
Permanent differences and others	$112,186	$(226,966)	$339,152

17.     Subsequent Events

a)     Subsequent to December 31, 2010, 603,031 shares were issued pursuant to the exercise of stock options at prices between $0.87 and $1.15 per share for total proceeds of $601,634.

b)     Subsequent to December 31, 2010, 89,273 shares were issued pursuant to the exercise of warrants at $1.20 and $1.25 per share for total proceeds of $110,878.

c)     In January 2011, the Company borrowed $45,000 from two directors of the Company. The term of the loan is 90 days with interest of 12% per annum.

d)     Subsequent to the year end, the Company received an additional $250,000 as a deposit for goods to be delivered in 2011 (Note 4). The deposit on hand is now $375,000.

e)     On March 25, 2011, the repayment date of the note payable was extended to May 22, 2011 (Note 5).

f)     Subsequent to the year end, the repayment date of the amount due to related party was extended to July 12, 2011 (Note 6).

g)     Subsequent events were reviewed to the date the financial statements were issued. There are no material transactions that have not been disclosed.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Kenneth Barker, our Chief Executive Officer, and Guy Prevost, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act.

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2010.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report..

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held are as follows:
Name	Age	Position with the Company
Kenneth C. Barker	54	Chief Executive Officer and a Director
Jason Finnis	39	President/Chief Operating Officer and a Director
Larisa Harrison	38	Chief Administration Officer and Secretary/Treasurer and a Director
Guy Prevost	52	Chief Financial Officer and a Director
Robert Edmunds	52	Director
Peter C. Moore	67	Director
Miljenko Horvat	50	Director
Jeremy Jones	56	Director

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

Involvement in Certain Legal Proceedings

Except as disclosed in this annual report, during the past ten years none of the following events have occurred with respect to any of our directors or executive officers:

1.     A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.     Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.     Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.     Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.     Engaging in any type of business practice; or

iii.     Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.     Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3)(i) above, or to be associated with persons engaged in any such activity;

5.     Such person was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

6.     Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.     Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.     Any Federal or State securities or commodities law or regulation; or

ii.     Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.     Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.     Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

There are currently no legal proceedings to which any of our directors or officers is a party adverse to us or in which any of our directors or officers has a material interest adverse to us.

Audit Committee

Mr. Edmunds, Mr. Horvat and Ms. Harrison are the members of our audit committee. Two of the members (Mr. Edmunds and Mr. Horvat) are "independent" within the meaning of Rule 10A-3 under the Exchange Act. The Board of Directors has determined that there is a financial expert serving on its audit committee. The financial expert and committee chair is Mr. Robert Edmunds, C.A., and he is considered "independent" within the meaning of Rule 10A-3 under the Exchange Act. The audit committee operates under a written charter adopted by the board of directors on February 28, 2008.

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

  Code of Conduct; and

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

ITEM 11.      EXECUTIVE COMPENSATION

Compensation of Named Executive Officers

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended December 31, 2010 and 2009 (collectively, the "Named Executive Officers"):

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Kenneth Barker CEO	2010	183,000	Nil	Nil	787,161	Nil	Nil	Nil	970,161
	2009	180,000	Nil	Nil	349,838	Nil	Nil	Nil	529,838
Jason Finnis President	2010	105,462	42,641	Nil	147,349	Nil	Nil	Nil	295,452
	2009	94,962	39,344	Nil	284,807	Nil	Nil	Nil	419,113
Guy Prevost CFO	2010	105,462	42,641	Nil	63,054	Nil	Nil	Nil	211,157
	2009	94,962	39,344	Nil	284,807	Nil	Nil	Nil	419,113
Larisa Harrison CAO, Secretary and Treasurer	2010	105,462	42,641	Nil	147,349	Nil	Nil	Nil	295,452
	2009	94,962	39,344	Nil	74,904	Nil	Nil	Nil	209,210

(1)      Amounts presented in this column represent the fair value as of the grant date of such stock options.

Outstanding Equity Awards Held by Named Executive Officers at Fiscal Year End

The following table sets forth information as at December 31, 2010, relating to unexercised options, stock that has not vested, and equity incentive plan awards for each Named Executive Officer:

Outstanding Equity Awards At Fiscal Year-End
Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Kenneth Barker	300,000 Nil 300,000 Nil	200,000 500,000 600,000 500,000	Nil Nil Nil Nil	$1.45 $1.17 $0.96 $0.87	Oct-14-11 Jun -18-14 Aug-26-15 Nov-25-15	200,000 500,000 600,000 500,000	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil
Jason Finnis	125,000 125,000 Nil 44,312 114,576	Nil Nil 300,000 88,627 10,424	Nil Nil Nil Nil Nil	$1.15 $1.15 $1.17 $1.02 $0.87	Feb-1-11 Jan-21-12 Jun-18-14 Aug-8-15 Nov-25-15	Nil Nil 300,000 88,627 114,576	Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil	Nil Nil Nil Nil Nil
Guy Prevost	125,000 125,000 Nil 114,576	Nil Nil 300,000 10,424	Nil Nil Nil Nil	$1.15 $1.15 $1.17 $0.87	Feb-1-11 Jan-21-12 Jun-18-14 Nov-25-15	Nil Nil 300,000 114,576	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil
Larisa Harrison	125,000 125,000 44,312 114,576	Nil Nil 88,627 10,424	Nil Nil Nil Nil	$1.15 $1.15 $1.02 $0.87	Feb-1-11 Jan-21-12 Aug-8-15 Nov-25-15	Nil Nil 88,627 114,576	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil

Director Compensation

The following table sets forth information relating to compensation paid to our directors during fiscal year ended December 31, 2010. Our Directors who are also Named Executive Officers do not receive any additional compensation beyond what is disclosed above in relation to their service as directors. As such, such Named Executive Officers are not listed in the table below.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Edmunds	Nil	Nil	12,611	Nil	Nil	Nil	12,611
Peter Moore	Nil	Nil	12,611	Nil	Nil	Nil	12,611
Miljenko Horvat	Nil	Nil	12,611	Nil	Nil	Nil	12,611
Jeremy Jones	9,250	Nil	12,611	Nil	Nil	Nil	12,611

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

Chief Executive Officer ("CEO") Agreement

On August 24, 2010, the Company signed an agreement with its CEO who will receive $16,000 a month for the period of one year and 500,000 options that will not vest until certain conditions are met. The agreement can be cancelled by either party with 30 days notice. As at December 31, 2010, none of the options had vested.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this Annual Report, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of April 6, 2011, there were 35,945,506 shares of common stock issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership
Directors and Officers:
Kenneth Barker 1008 Homer Street, Suite 402 Vancouver, British Columbia Canada V6B 2X1	2,098,799 (2)	5.5%
Jason Finnis and Larisa Harrison(3) 1008 Homer Street, Suite 402 Vancouver, British Columbia Canada V6B 2X1	2,826,692 (4)	7.6%
Guy Prevost 1008 Homer Street, Suite 402 Vancouver, British Columbia Canada V6B 2X1	516,500 (5)	1.4%
Robert Edmunds 1008 Homer Street, Suite 402 Vancouver, British Columbia Canada V6B 2X1	2,123,141 (6)	5.9%
Peter Moore 1008 Homer Street, Suite 402 Vancouver, British Columbia Canada V6B 2X1	2,100,000 (7)	5.8%
Miljenko Horvat 1008 Homer Street, Suite 402 Vancouver, British Columbia Canada V6B 2X1	846,731 (8)	2.4%
Jeremy Jones 1008 Homer Street, Suite 402 Vancouver, British Columbia Canada V6B 2X1	125,000 (9)	Less than 1%
All Officers and Directors as a Group (8)	10,636,863(10)	26.7%
5% or Greater Beneficial Owners
Dennis Howitt Trust 1008 Homer Street, Suite 402 Vancouver, British Columbia Canada V6B 2X1	3,317,500(11)	9.2%
Chen YenYeo 1008 Homer Street, Suite 402 Vancouver, British Columbia Canada V6B 2X1	2,000,000(12)	5.6%

(1)     Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power. As of April 6, 2011, there were 35,945,506 issued and outstanding.

(2)     This figure includes: (i) 55,049 shares of common stock and (ii) 2,043,750 stock options exercisable into 2,043,750 shares of common stock.

(3)     Jason Finnis and Larisa Harrison are married.

(4)     This figure includes: (i) 1,793,315 shares of common stock and (ii) 1,033,377 stock options exercisable into 1,033,377 shares of common stock.

(5)     This figure includes: (i) 49,263 shares of common stock and (ii) 467,200 stock options exercisable into 467,200 shares of common stock.

(6)     This figure includes: (i) 1,703,604 shares of common stock held of record by Robert Edmunds; (ii) 262,500 shares of common stock held of record by Lesley Hayes, the wife of Robert Edmunds; (iii) 50,000 stock options held of record by Robert Edmunds exercisable into 50,000 shares of common stock; (iv) 20,000 stock options held of record by Lesley Hayes, exercisable into 20,000 shares of common stock and (v) 37,037 warrants held of record by Robert Edmunds exercisable into 37,037 shares of common stock.

(7)     This figure includes: (i) 2,050,000 shares of common stock and (ii) 50,000 stock options exercisable into 50,000 shares of common stock.

(8)     This figure includes: (i) 809,231 shares of common stock; (ii) 25,000 stock options exercisable into 25,000 shares of common stock and (iii) 12,500 warrants exercisable into 12,500 shares of common stock.

(9)     This figure consists of 125,000 stock options exercisable into 125,000 shares of common stock.

(10)    This figure includes: (i) 8,679,551 shares of common stock; (ii) 4,377,500 stock options exercisable into 4,377,500 shares of common stock; and (iii) 49,537 warrants exercisable into 49,537 shares of common stock.

(11)    This figure consists of 3,317,500 shares of common stock.

(12)    This figure consists of 2,000,000 shares of common stock.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our Company.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except for the transactions described below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction during our fiscal years ended December 31, 2009 and 2010, or in any currently proposed transaction.

During the year ended December 31, 2010, $624,310 (2009 - $587,485) was incurred as remuneration to officers and directors of the Company.

As at December 31, 2010, the Company owed $956,945, (2009 - $928,347) to a director of the Company. The loan bears interest at 12% per annum. The loan was due on February 16, 2011, which repayment date has been extended to July 12, 2011. The loan is secured by a subordinated charge on the assets of the Company. As at December 31, 2010 $56,945 (2009 - $28,347) of interest was accrued on this loan.

Our agreement through which we engage Kenneth Barker as or Chief Executive Officer is described above under Item 11, "Executive Compensation", under the subheading "Chief Executive Officer ("CEO") Agreement".

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES

Dale Matheson Carr-Hilton LaBonte LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended December 31, 2010 and December 31, 2009. Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended December 31, 2010 (estimated)	Year Ended December 31, 2009 (estimated)
Audit Fees	$75,000	$82,700
Audit-Related Fees	Nil	Nil
Tax Fees	10,000	10,500
All Other Fees	Nil	Nil
Total	$85,000	$93,200

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

ITEM 15.      EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibit No.	Document
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.1	Collaboration Agreement dated effective May 7, 2004 between Hemptown Clothing, Inc., and the National Research Council of Canada (2)
10.2	Renewed Collaboration Agreement dated effective December 7, 2007 between Crailar Fiber Technologies, Inc., and the National Research Council of Canada (2)
10.3	Amendment to the Renewed Collaboration Agreement dated effective February 19, 2010 between Naturally Advanced Technologies, Inc. and the National Research Council of Canada (2)
10.4	Master Agreement for Technology Development between Alberta Research Council and Crailar Fiber Technologies dated January 1, 2007 (3)
10.5	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Meriwether Accelerators LLC dated November 27, 2007 with effective date of August 24, 2007 (4)
10.6	2006 Stock Option Plan (5)
10.7	Letter Agreement dated September 2, 2008 between Naturally Advanced Technologies Inc. and Lipper/Heilshorn & Associates, Inc. (6)
10.8	Renewal of CEO Executive Services Agreement Between Naturally Advanced Technologies Inc. And Meriwether Accelerators LLC dated October 14, 2008 (7)
10.9	2008 Fixed Share Stock Option Plan (8)
10.10	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Kenneth Barker, dated for reference August 24, 2009
10.11	Service Agreement between Naturally Advanced Technologies Inc. and OrganicWorks Marketing LLC dated November 25, 2010
10.12	Equipment Lease and Location Sublease dated August 9, 2010 between Naturally Advanced Technologies, Inc. and Eastern Flax of South Carolina, LLC. (11)
10.13	2010 Fixed Share Option Plan (12)
14.1	Corporate Governance Policy (9)
14.2	Corporate Disclosure Policy (9)
14.3	Securities Trading Policy (9)
14.4	Board of Directors Charter (9)
14.5	Terms of Reference for the Chief Financial Officer (9)
14.6	Terms of Reference of Committee Chairs (9)
14.7	Audit Committee Charter (9)
14.8	Corporate Governance Committee Charter (9)
14.9	Compensation Committee Charter (9)
14.10	Disclosure Charter Policy (9)
14.11	Code of Ethics (9)
14.12	Insider Trading and Reporting Guidelines (9)
23.1	Auditor Consent Letter
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
(12)  Filed as an exhibit to our Form 10-Q for the quarter ended September 30, 2010, as filed with the SEC on November 15, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NATURALLY ADVANCED TECHNOLOIGES INC.
Dated: April 13, 2011	By: "Kenneth C. Barker" Kenneth C. Barker, Chief Executive Officer
Dated: April 13, 2011	By: "Guy Prevost" Guy Prevost, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons no behalf of the registrant and in the capacities and on the dates indicated.
Dated: April 13, 2011	By: "Kenneth C. Barker" Kenneth C. Barker, Chief Executive Officer and a director
Dated: April 13, 2011	By: "Guy Prevost" Guy Prevost, Chief Financial Officer and a director
Dated: April 13, 2011	By: "Jason Finnis" Jason Finnis, President, Chief Operating Officer and a director
Dated: April 13, 2011	By: "Larisa Harrison" Larisa Harrison, Chief Administrative Officer, Secretary, Treasurer and a director
Dated: April 13, 2011	By: "Miljenko Horvat" Miljenko Horvat, Director
Dated: April 13, 2011	By: "Jeremy Jones" Jeremy Jones, Director