Form 10-Q
period 2011-03-31
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2011-05-20
CIK 1210294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 36,534,254 shares of common stock as of May 18, 2011.

NATURALLY ADVANCED TECHNOLOGIES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2011

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

Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended December 31, 2010, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the "SEC"). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

The following unaudited interim financial statements of Naturally Advanced Technologies, Inc. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Naturally Advanced Technologies, Inc. (A Development Stage Company) Consolidated Balance Sheets (In US Dollars)

	March 31,	December 31,
	2011	2010

ASSETS

Current
Cash and cash equivalents	$258,018	$18,493
Receivables	69,563	30,826
Inventory	32,000	-
Prepaid expenses and other	69,988	74,946
Current assets of discontinued operations	-	2,346

	429,569	126,611
Property and Equipment	70,991	58,783
Intangible Assets	69,815	73,500

	$570,375	$258,894

LIABILITIES

Current
Accounts payable	$554,133	$526,239
Customer Deposits (Note 5)	375,000	125,000
Accrued Liabilities	296,248	324,861
Due to related parties (Note 2)	1,026,649	956,945
Note payable (Note 4)	200,000	200,000

	2,452,030	2,133,045

Derivative liabilities	1,013,234	640,491

	3,465,264	2,773,536
Capital Stock (Note 3)
Authorized: 100,000,000 common shares without par value
Issued and outstanding : 35,945,506 common shares
(December 31, 2010 - 35,313,202)	11,743,962	10,778,742

Additional Paid-in Capital	2,875,873	2,770,402

Accumulated Other Comprehensive Loss	(148,661)	(125,154)

Deficit	(11,485,251)	(11,485,251)

Deficit accumulated in the development stage	(5,880,812)	(4,453,381)

	(2,894,889)	(2,514,642)

	$570,375	$258,894

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies, Inc. (A Development Stage Company) Consolidated Statements of Operations (In US Dollars) (Unaudited)

	Three months ended		Cumulative from
	March 31,		October 1, 2009
	2011	2010	to
		(Restated	March 31, 2011
		Note 6)

Expenses
Advertising and promotion	$54,823	$52,233	$342,427
Amortization and depreciation	10,174	8,277	55,423
Consulting and contract labour (Note 2)	245,231	128,280	1,050,382
General and administrative	109,358	97,568	639,552
Interest	35,963	33,942	235,995
Professional fees	112,370	27,015	454,218
Research and development	163,197	117,651	996,859
Salaries and benefits (Note 2)	281,858	212,168	1,708,006

Loss before other items	(1,012,974)	(677,134)	(5,482,862)

Other Items
Other income	-	-	1,177
Write down of equipment	-	-	(94,486)
Fair value adjustment of derivative liabilities	(414,457)	22,889	(315,958)

Loss from continuing operations	(1,427,431)	(654,245)	(5,892,129)

Profit from discontinued operations	-	33,579	11,317

Net loss	$(1,427,431)	$(620,666)	$(5,880,812)

Loss from continuing operations per share (basic and diluted)	$(0.04)	$(0.02)

Earnings from discontinued operations per share (basic and diluted)	$0.00	$0.00

Weighted average number of common shares outstanding (basic and diluted)	35,466,111	33,375,684

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies, Inc. (A Development Stage Company) Consolidated Statements of Cash Flows (In US Dollars)

			Cumulative from
	For three months ended March 31,		October 1, 2009
	2011	2010	to
		Restated - Note 6	March 31, 2011

Cash flows from (used in) operating activities
Net loss from continuing operations for the period	$(1,427,431)	$(654,245)	$(5,892,129)
Adjustments to reconcile net loss to net cash from operating activities
Amortization and depreciation	10,174	8,277	55,423
Write down of equipment	-	-	94,486
Stock based compensation	375,493	197,406	1,554,917
Gain on foreign exchange on loans	-	-	(71,990)
Fair value adjustment of derivative liability	414,457	(22,889)	315,958
Changes in working capital assets and liabilities
Decrease (increase) in accounts receivable	(38,737)	6,518	7,384
(Increase) in inventory	(32,000)	-	(32,000)
Increase (decrease) in prepaid expenses	4,958	(15,388)	137
Increase in accounts payable	27,894	52,520	216,272
Increase in customer deposits	250,000	-	375,000
(Decrease) increase in accrued liabilities	(28,613)	(19,684)	166,559
Increase in due to related parties	69,704	27,469	126,649

Net cash used in operating activities of continuing operations	(374,101)	(420,016)	(1,045,274)

Net cash provided by discontinued operations	2,346	24,428	79,982

Net cash flows used in operating activities	(371,755)	(395,588)	(3,003,352)

Cash flows from (used in) investing activities
Purchase of property and equipment	(15,801)	(5,320)	(54,888)
Acquisition of trademarks and license	(2,896)	(8,330)	(15,811)

Net cash flows used in investing activities	(18,697)	(13,650)	(70,699)

Cash flows used in financing activities
Issuance of capital stock	653,484	53,350	2,328,152
Related parties payments	-	-	(69,015)

Net cash flows from financing activities	653,484	53,350	2,259,137

Effect of exchange rate changes on cash and cash equivalents	(23,507)	1,097	(2,018,575)

Increase (decrease) in cash	239,525	(354,791)	(795,429)
Cash and cash equivalents, beginning	18,493	421,452	1,053,447

Cash and cash equivalents, end	$258,018	$66,661	$258,018

SUPPLEMENTAL CASH FLOW INFORMATION
AND NON-CASH FINANCING AND INVESTING ACTIVITIES:
Cash paid for interest	$419	$560
Cash paid for income taxes	$-	$-
Capital stock issued in settlement of accounts payable	$-	$-
Capital stock issued as finance fee	$-	$-
The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)

1.          Basis of Presentation

These unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles ("U.S. GAAP") for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended December 31, 2010, included in the Company's Form 10-K filed with the Securities and Exchange Commission. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These interim unaudited consolidated financial statements should be read in conjunction with the information included in the Company's Form 10-K filed on April 14, 2011 with the U.S. Securities and Exchange Commission.

In the opinion of management, the accompanying balance sheet and related interim statement of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with US GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.

We evaluated events occurring between the end of our fiscal quarter, March 31, 2011 and the date financial statements were issued.

Recent accounting pronouncements with future effective dates are not expected to have an impact on the Company's financial statements.

2.          Related Parties Transactions

a)     As at March 31, 2011, the Company owed $980,067 (December 31, 2010 - $956,945) to a director of the Company. The loan is secured by a subordinated charge on the assets of the Company. The loan bears interest rate of 12% and is due on July 12, 2011. An accrual for interest of $80,067 (December 31, 2010 - $56,945) is included in due to related parties as at March 31, 2011.

b)     As at March 31, 2011, the Company owed $46,582 (December 31, 2010 - $Nil) to two directors. The term of the loan was for 90 days with a 12% per annum interest rate. An accrual for interest of $955 is included in due to related parties as at March 31, 2011. The loan and interest paid back to the directors on April 27, 2011. The loans are unsecured.

c)     During the three month period ended March 31, 2011, $130,167 (2010 - $124,740) was incurred for remuneration to officers and directors of the Company. Of this amount, $82,167 (2010 - $65,081) was recorded as salaries and benefits expense and $48,000 (2010 - $45,000) was recorded as contract labour expense.

Naturally Advanced Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)

3.          Capital Stock

During the period ended March 31, 2011, the Company issued shares of common stock as follows:

a)     Total of 543,031 shares were issued pursuant to the exercise of employee and consultants options between $0.87 and $1.15 per share for proceeds of $544,034. Total 503,031 options with total proceed of $500,134 were exercised by the directors and officers of the Company.

b)     Total of 75,000 shares issued pursuant to the exercise of warrants at $1.25 per share for proceeds of $93,750.

c)     In March 2011, 14,273 units were issued pursuant to the exercise of agent's warrants at $1.10 for proceeds of $15,700. Each agent's unit consists of one common share and one half non-transferable common stock purchase warrant exercisable at $1.38 per share expiring September 2012.

Share purchase warrants outstanding at March 31, 2011, are summarized as follows:

Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (yr)

$1.10 - $1.95	1,846,782	1.22

Share purchase warrants outstanding are:

	Shares	Weighted-Average Exercise Price

Warrants outstanding at December 31, 2010 Warrants granted during the period Warrants exercised during the period	1,928,918 7,137 (89,273)	$1.54 1.38 1.23

Warrants outstanding at March 31, 2011	1,846,782	$1.55

Naturally Advanced Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)

3.          Capital Stock (cont.)

Stock options outstanding at March 31, 2011 are summarized as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (yr)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.87 - $1.45	4,352,621	3.22	$1.07	1,406,658	$1.13

Stock options outstanding are:

	Shares	Weighted-Average Exercise Price

Options outstanding, December 31, 2010	5,339,877	1.08
Options exercised during the period	(543,031)	1.00
Options expired during the period	(444,225)	1.15

Options outstanding, March 31, 2011	4,352,621	$1.07

During the three month period ended March 31, 2011, 543,031 options were exercised and a total of $270,022 has been reclassified from additional paid-in capital to capital stock.

During the three month period ended March 31, 2011, 401,676 (2010: 184,062) options vested under the Company's 2010 Fixed Share Option Plan. A total expense of $375,493 (2010: $197,406) were recorded as stock-based compensation, of this amount $193,838 (2010-$72,170) was included in Consulting and Contract Labour expense and $181,655 (2010- $125,236) was included in Salaries and Benefits expense. Total Consulting and Contract Labour expense of $166,337 related to options granted to an officer of the Company.

4.          Note payable

As at March 31, 2011 the Company owed $200,000 on a note payable which is due on May 22, 2011. Included in accrued liabilities at March 31, 2011 is an accrual for interest of $157,619 (December 31 2010- $151,631). The note is secured by a fixed charge and a general security interest in all assets of the Company, subject and subordinate, to any borrowing by the Company with banks and lending institutions.

Naturally Advanced Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)

5.          Customer Deposit

As at March 31, 2011, the Company had received a refundable deposit of $375,000 (December 31, 2010 - $125,000) for goods to be manufactured and delivered in 2011.

6.          Restatement

The consolidated financial statements for the period ended March 31, 2010 have been restated to correct the accounting for warrants that were issued in connection with a previous private placement. The exercise price of these warrants is denominated in United States dollars, which differs from the Company's functional currency (Canadian dollars) and therefore these warrants cannot be considered to be indexed to the Company's own stock. Accordingly the fair value of the warrants must be accounted for as a derivative liability with changes in fair value recorded in the statement of operations.

The effect of the resulting adjustments on the company's consolidated financial statements for the year ended March 31, 2010 is as follows:

Consolidated statement of operations for the period ended March 31, 2010

	As previously reported	Adjustment	As restated

Fair value adjustment of derivative liabilities	$-	$22,889	$22,889

7.          Subsequent Events

a)     Subsequent to March 31, 2011, the Company granted 400,000 five-year common stock options to employees and consultants, exercisable at $1.55 per share for an aggregate fair value of $538,501. These options were granted under the terms of the Company's 2010 Fixed Share Option Plan.

b)     Subsequent to March 31, 2011, 225,000 shares were issued pursuant to the exercise of stock options at prices between $0.87 and $1.12 per share for total proceeds of $247,100.

c)     Subsequent to March 31, 2011, 363,748 shares were issued pursuant to the exercise of warrants at prices between $1.25 and $1.95 for total proceeds of $ 629,492.

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

We believe that we have dismantled the second barrier. In concert with our key technology partners, Alberta Innovates -- Technology Futures (formerly the Alberta Research Council) and the National Research Council, we have developed proprietary technologies (the CRAiLAR® and CRAiLEXTM platforms) to process hemp fiber into superior decorticated bast fiber, organic bast fiber, dissolving pulp and fluff pulp; all environmentally friendly products that are fully fungible with traditional pulp and cotton processing lines. These products offer the comfort apparel, absorbent pulp and paper, and performance apparel sectors the ability to substitute superior natural fiber alternatives into their existing production lines, while unlocking a host of additional commercial opportunities in existing and emerging markets.

We are developing proprietary technology for the engineering, processing and production of textile fibers, composite materials, cellulose pulp, and their resulting byproducts. Developed in collaboration with the National Research Council of Canada and Alberta Innovates -- Technology Futures, the CRAiLAR and CRAiLEX biomass technology platforms offer cost-effective and environmentally friendly processing and production of industrial flax and hemp for global textile, composite material, pulp and paper and energy markets. We have the global exclusive rights to any new intellectual property developed under these collaborations. The technology developed is expected to displace some cotton and organic cotton use in textiles, some polyester and nylon use in performance textiles, some fiberglass use in composite materials, some wood pulp use in pulp and paper applications and some oil and gas use in energy markets. The feedstock sources are environmentally efficient bast fibers such as flax and industrial hemp. During the third quarter of 2008, fiber was spun and then knitted into fabric suitable for T-shirts or other knit garments using the CRAiLAR® Organic Fibers technology.

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

On March 17, 2011, we announced that we signed a ten-year CRAiLAR® fiber supply agreement with Hanesbrands Inc. to commercialize the Company's proprietary fibers.

On April 14, 2011, we announced that we had entered into a short term CRAiLAR® Flax fiber development agreement with Levi Strauss & Co. beginning in April 2011 to support evaluation of processing CRAiLAR flax fiber in woven casual apparel products, specifically denim and non-denim, bottom and top weight fabrics.

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

Three Month Period Ended March 31, 2011, Compared to three Month Period Ended March 31, 2010
Three Months ended March 31st
	2011	2010	% Change
Loss from Operations	($1,427,431)	($654,245)	(118%)
Gain (Loss) from Discontinued Operations	$ -	$33,579
Net Loss	($1,427,431)	($620,666)	(129%)
Loss/share continuing operations	($0.04)	($0.02)
Loss/share discontinued operations	0.00	($0.00)

Revenue and Gross Margins

Our net operational loss from continuing operations during the three-month period ended March 31, 2011, was ($1,427,431) compared to ($654,245) during the three-month period ended March 31, 2010 (an increase in loss of $773,186). The increase in loss was due to a loss in the fair value adjustment of a derivative liability, an increase in stock based compensation, an increase in research and development cost and an increase in professional fees.

Operating Expenses

During the three-month period ended March 31, 2011, we recorded operating expenses of $1,012,974 compared to operating expenses of $677,134 for the same period in 2010. Operating expenses consisted of:

  $54,823 (2010: $52,233) in advertising and promotion, an increase of 5%

  $10,174 (2010: $8,277) in amortization and depreciation, an increase of 13%;

  $245,231 (2010: $128,280) in consulting and contract labour, an increase of 91%;

  $109,358 (2010: $97,568) in general and administrative, an increase of 12%;

  $35,963 (2010: $33,942) in interest, an increase of 6%;

  $112,370 (2010: $27,015) in professional fees, an increase of 316%;

  $163,197 (2010: $117,651) in research and development, an increase of 39%; and

  $281,858 (2010: $212,168) in salaries and benefits, an increase of 33%

Consulting and contract labor expenses increased to $245,231 for the three-month period ended March 31, 2011, from $128,280 compared to the same period in 2010 due to an increase in stock based compensation.

General and administrative expenses increased to $109,358 for the three-month period ended March 31, 2011, compared to $97,568 for the same period in 2010. The increase in general and administrative expenses was primarily due to higher travel costs.

Interest expenses increased to $35,963 for the three-month period ended March 31, 2011, compared to $33,942 for the same period in 2010.

Professional fees were $112,370 for the three month period ended March 31, 2011, compared to $27,015 for the same three month period in 2010. This was due to an increase in legal fees associated with an increase in commercial agreements and year end audit fees recognized in this quarter.

Research and development costs were $163,197 for the three-month period ended March 31, 2011, compared to $117,651 for the same three-month period in 2010.

Salaries and benefits expenses increased to $281,858 for the three-month period ended March 31, 2011, compared with $212,168 for the same period in 2010. This increase was caused by an increase in stock based compensation.

Net Loss

Our net loss during the three-month period ended March 31, 2011, was ($1,427,431, or $0.04 per share) compared to ($620,666, or $0.02 per share) during the three-month period ended March 31, 2010, which represents an increase in net loss of 130%. This increase in net loss was primarily due to the loss from the fair value adjustment of a derivative liability, an increase in stock based compensation and an increase in research and development costs.

For the three-month period ended March 31, 2011, the weighted average number of shares outstanding was 35,466,111 compared to 33,375,684 at March 31, 2010.

Liquidity and Capital Resources

For the three-month period ended March 31, 2011, our current assets were $429,569 and our current liabilities were $2,452,030 which resulted in a working capital deficit of $2,022,461. As at March 31, 2011, total assets were $570,375, consisting of:

  $258,018 in cash and cash equivalents;

  $69,563 in accounts receivable;

  $32,000 in inventory;

  $69,988 in prepaid expenses and other;

  $70,991 in property and equipment; and

  $69,815 in intangible assets.

As at March 31, 2011, total liabilities were $3,465,264 and were comprised of:

  $554,133 in accounts payable;

  $375,000 in customer deposits

  $296,248 in accrued liabilities;

  $1,026,649 in due to related party;

  $200,000 in note payable; and

  $1,013,234 in derivative liabilities

Stockholders' Equity decreased by $380,247 from ($2,514,642) at December 31, 2010, to $(2,894,889) at March 31, 2011.

Cash Flows from Operating Activities

The cash flows used in operations of continuing operations for the three-month period ended March 31, 2011, were ($371,755) compared with ($395,588) for the same period in 2010. Cash flows used in operations for the three-month period ended March 31, 2011, consisted primarily of a net loss of ($1,427,431) from continuing operations, offset by certain items, including, stock based compensation of $375,493, (2010 - $197,406), fair value adjustment of derivative liability $414,457, (2010 - ($22,889)); increase in accounts receivable of ($38,737), (2010 - $6,518 ); increase in inventory ($32,000), (2010 - $nil); increase in accounts payable of $27,894, (2010 - $52,520), an increase in customer deposits of $250,000, (2010- $Nil); a decrease in accrued liabilities of ($28,613), (2010 - ($19,684)); and amounts due to related parties $69,704, (2010 - $27,469).

Cash Flows from Investing Activities

The cash flows used in investing activities for the three-month period ended March 31, 2011, were ($18,697) compared to ($13,650) for the same period in 2010. Cash flows used in investing activities consisted of a purchase of property and equipment totaling $15,801 in 2011 (2010 - $5,320) and the acquisition of trademarks and licenses totaling $2,896 in 2011 (2010 - $8,330).

Cash Flows from Financing Activities

Cash flows provided by financing activities for the three month period ended March 31, 2011, totaled $653,484 versus $53,350 during the same period in 2010. The primary source of cash flows from financing activities during these two periods was the issuance of capital stock.

Effect of Exchange Rate

The effect of exchange rates on cash resulted in an unrealized loss of ($23,507) for the three months ended March 31, 2011, as compared with an unrealized gain of $1,097 in the same period of 2010.

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

PLAN OF OPERATION

Management expects to continue expanding its business platform through the development and commercialization of CRAiLAR® Fibers and CRAiLEXTM Advanced Materials technology for bast fiber processing and production, with resulting textile, composite, pulp and fiber products expected to address inherent environmental problems currently affecting these industries.

CRAiLAR Fibers technology developed with the National Research Council (NRC) of Canada is a clean, sustainable, environmentally responsible fiber replacement that grows naturally, without excessive water and pesticide usage. CRAiLAR will be used in union with cotton, and when blended together, will create a much better performing fiber than cotton alone, taking on some of the characteristics of CRAiLAR, which are moisture management, durability, superior dye characteristics, and less shrinkage.

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

Our technology was developed to work on all bast fiber crops including hemp and flax. Hemp was the initial focus as it is an emerging industry in Canada. As flax is also a bast fiber crop, the CRAiLAR process works very well without any modification. CRAiLAR is a versatile technology and also performs well on jute, kenaf, and other similar crops. At the end of April of 2010, we announced that we had successfully spun not only a hemp-cotton combination but we'd also successfully spun a flax-cotton combination. We found the CRAiLAR flax to be of very high quality and ideally suited for fine knit items such as T-shirts. While hemp is also well suited for knit garments, the legal issues surrounding the crop in the USA combined with the farming learning curve that will be necessary to begin the agricultural supply chain, make commercialization of this fiber more difficult than flax. Hemp grows larger and its fibers are coarser. Hemp is currently not able to be grown in the US while flax has no such restrictions. Flax has very similar properties to hemp but produces finer fibers and is well suited to be grown in the US. The environmental sustainability of flax is virtually identical to hemp with the exception that hemp produces more biomass per acre than flax. However, the flax plant generates a higher percentage of bast fiber per plant than hemp. Our testing on CRAiLAR Flax has shown that performance benefits are the same or similar to CRAiLAR Hemp.

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

With cotton prices currently over $1.55 per pound, flax is a cost-effective raw material for fiber production. Flax is easy to grow with minimal use of herbicides, pesticides and engineered irrigation which significantly reduces costs as compared to other natural fibers.

The CRAiLAR process can also be used with the stalk portion of the oilseed flax plant --- traditionally cultivated for food and industrial applications --- which would normally be discarded during processing. Making use of this byproduct, in addition to processing fiber-variety flax, further enhances CRAiLAR's sustainability factor. Potential uses for this fiber include coarser count yarns (such as denim), nonwovens, medical and composite material applications

The Company is currently working with a number of "big brand" customers in an effort to create "pull through" demand for our products and technology. The company believes that this is the fastest and most effective path to meaningful commercialization with the marketing support that large brand name companies are able to offer.

In July of 2009 we announced Joint Development Agreements with Hanesbrands Inc., and Georgia Pacific Consumer Products, for our CRAiLAR Fiber technology evaluation, and commercial scale up capability. Since then, we have conducted increasingly larger bulk commercial trials in both partners' facilities to provide evidence of our ability to seamlessly integrate into existing natural fiber operations and to validate the performance attributes of our fiber, over the materials they would be replacing. We are in the final stages of our fiber evaluation, and expect to proceed to discussions with regard to commercialization, once our partners have completed their internal analysis and planning.

On December 1, 2010, the Company announced that it had entered into a short-term supply agreement with Hanesbrands Inc. starting in December 2010 for the continued development of CRAiLAR Flax fiber.

The companies recently completed spinning trials using the CRAiLAR flax fibers, and the supply agreement allows for Hanesbrands to pre-purchase CRAiLAR Flax fiber from Naturally Advanced Technologies for additional product testing.  The agreement calls for Hanesbrands to purchase up to $375,000 of CRAiLAR Flax fiber between December 1, 2010 and early 2011.

In March 2011 we announced the signing of a Fiber Supply Agreement with Hanesbrands Inc. which defines how Hanesbrands will purchase, brand and determine joint pricing models for CRAiLAR fiber. The term of the commercialization agreement is for ten years and gives Hanesbrands exclusivity in certain clothing categories, for defined time periods.

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

In addition to the above agreements, the Company has identified the Kingstree area of South Carolina as an ideal region for growing winter flax crops.

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

NAT entered into a sub lease of a mid volume decortication facility located in Kingstree, South Carolina, in early August of 2010. The facility was originally established under a USDA flax initiative that failed to reach commercial viability. The equipment in this facility is designed to mechanically separate the flax fiber from the rest of the plant. This is the first step of our process before it goes through our patented CRAiLAR wet process. We intend to use this facility to prove out the viability of flax farming in this region, perfect our decortication process and to commence early volumes of CRAiLAR fiber to our commercial partners.

In addition to signing our joint development agreements with Hanesbrands and Georgia Pacific, we licensed a third party processor of natural fibers, Littlewoods Inc. of Philadelphia, to run interim scale quantities of up to 40,000 pounds per week of CRAiLAR Fiber, to feed our commercialization scale up and additional market development plans, in denim, work wear, carpeting and home furnishings. To support that strategy, we also licensed our first commercial spinner of CRAiLAR Fiber yarns, Patrick Yarns of Kings Mountain, North Carolina. To date Patrick Yarns have shown CRAiLAR Fiber at the Outdoor Retail Show, and are sampling fiber to customers in the denim, carpeting and home furnishings industries. In addition, they are capable of supporting our development partners with scale up quantities to commercialization, should they be called upon to do so.

NAT announced in January of 2011 that it had entered into growing trials with Hanesbrands and the USDA-ARS, further developing the company's agronomic know-how and its ability to produce fiber capable of being spun into finer-gauge yarns suitable for undergarments, shirting and finer-knit garments. These trials will enable NAT to move to an unprecedented level of flax-fiber refinement by allowing the company to develop flax strains capable of accessing all sectors of the industry. The research project has resulted in 200 acres of flax being planted in the Kingstree region this past winter. The trial crop was harvested in mid May and will dew ret in the fields before being baled and then entering the CRAiLAR process. Summer crops such as cotton and soybeans will be planted in time for a full summer season proving the viability of flax as a winter rotation crop in the South East. The Company expects to contract significantly higher acreage for the 2011/2012 growing season. The Company has also identified other suitable North American growing regions.

Finally, the testing and evaluation of our CRAiLEX Advanced Materials pulping technology continues with a North American pulping technology company, having produced commercial grade results. We expect to move to commercialization in this division, once our partner has completed their evaluation and go to market plans.

HTnaturals

As the effect of the financial crisis took its toll on all sectors of retail industry, and our focus shifted in increasing intensity to our rapidly developing CRAiLAR® and CRAiLEXTM Fiber business, it became glaringly obvious that we needed to concentrate on our CRAiLAR® and CRAiLEX technology business model and opportunity. As a result, we closed our HTnaturals business at the end of the third quarter of 2009, and continued to sell off our remaining inventory over the balance of the year. We have now fully transitioned to a "Green Tech" fiber company, with industry changing technologies in the natural fiber and forest pulping industries.

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

MATERIAL COMMITMENTS

Rana Corp.

A significant commitment for us during fiscal year 2011 is the $200,000 owed on a note payable which was due on January 22, 2011. An extension of the amount due on January 22, 2011 has been granted to May 22, 2011. Included in accrued liabilities at March 31, 2011 is an accrual for interest of $157,619 (March 31 2010- $118,948). The note is secured by a fixed charge and a security interest in all in the Company's accounts receivable insurance policy and a security interest in all assets of the Company, subject and subordinate, to any borrowing by the Company with banks and lending institutions.

Loan from Directors

As at March 31, 2011, a director had advanced the Company a total amount of $900,000. The secured loan agreement has an interest rate of 12% and was originally due on February 16, 2011, but has been extended until July 12, 2011. An accrual for interest of $80,067 has been included in amounts due to related party as at March 31, 2011.

During January, two directors advanced the Company a total of $45,627. The term of the loan was for 90 days with a 12% per annum interest rate. An accrual for interest of $955 has been included in amounts due to related party as at March 31, 2011. The loans and interest were both paid back to the directors on April 27, 2011.

Annual Leases

The Company is committed to current annual lease payments totaling $52,393 for premises under lease. The leases expire in 2011. Approximate minimum lease payments over the remainder of the leases are as follows:

$
2011	52,393

NRC Agreements

Collaboration Agreement

In October 2007, the Company entered into a new joint collaboration agreement with the NRC to continue to develop a patentable enzyme technology for the processing of hemp fibers. The agreement is for three years and expires on May 9, 2010. On February 19, 2010, the Company signed an amendment to the agreement which will now expire on May 9, 2012. The Company will continue its joint collaboration of enzyme technology with the NRC; however, the research will refocus on cellulose technology for the production of lignocellulosic ethanol. The NRC is to be paid as it conducts work on the joint collaboration. There are no further costs or other off-balance sheet liabilities associated with the NRC agreement.

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

Alberta Innovates - Technology Futures ("AITF")

In June 2007, the Company entered into a Master Agreement for Technology Development with the Alberta Innovates - Technologies Futures ("AITF") (the "Technology Agreement") to further develop and commercialize bast fiber technology. The Technology Agreement is intended to act as an umbrella agreement for further bast fiber development planned to be performed by AITF under different Project Agreements. Under the terms of the Technology Agreement, commencing July 1, 2007, the Company will pay $20,525 (CDN $25,000 ) per quarter to AITF and can terminate the agreement with 90 days notice, unless there are Project Agreements in effect, in which case this Technology Agreement shall expire when there are no longer any Project Agreements in effect. In addition to the above payments, we will be responsible for providing work-in-kind with a value of $20,525 (CDN $25,000) per calendar quarter commencing with the first Project Agreement. During 2010 the Company paid AITF for specific tasks to further the development of AITF's Technology, the amount paid was $7,991(CDN - $8,230. Under the terms of the Technology Agreement the Company will be entitled to an option for an exclusive, worldwide, royalty-bearing license to use any new intellectual property developed pursuant to a Project Agreement. The royalty based on this option will be 3% of gross sales for the first $50,000,000 and 1.5% of gross sales on excess of $50,000,000. The Technology Agreement is in effect as long as there is an active Project Agreement.

Chief Executive Officer ("CEO") Agreement

On August 24, 2010, the Company signed an agreement with its CEO who will receive $16,000 a month for the period of one year and 500,000 options that will not vest until certain conditions are met. The agreement can be cancelled by either party with 30 days notice. As at March 31, 2011, none of the options had vested.

Investor Relations Agreement

On August 9, 2010, the Company hired an unrelated firm to perform investor relations activities. The agreement term is one year with ninety days notice of termination by either party. The monthly retainer is $10,000 with 125,000 stock options exercisable at $1.01 expiring August 9, 2015.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Report, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest; or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Item 4.            Controls and Procedures

Disclosure Controls and Procedures

Kenneth Barker, our Chief Executive Officer, and Guy Prevost, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective as of March 31, 2011.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable

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
             Chief Executive Officer, and a director
             Date: May 20, 2011

By:        /s/ Guy Prevost
             Guy Prevost
             Chief Financial Officer and a director
             Date: May 20, 2011