Form 10-Q
period 2011-06-30
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2011-08-15
CIK 1210294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 000-50367

NATURALLY ADVANCED TECHNOLOGIES INC.
(Exact name of small business issuer as specified in its charter)

British Columbia	98-0359306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

402-1008 Homer Street
Vancouver, British Columbia, Canada	V6B 2X1
(Address of principal executive offices)	(Zip Code)

(604) 683-8582
Registrant’s telephone number, including area code

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
Yes[ X ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[ X ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[ ] No[ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
41,121,204 shares of common stock as of August 10, 2011.

NATURALLY ADVANCED TECHNOLOGIES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
June 30, 2011

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

Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended December 31, 2010, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Naturally Advanced Technologies, Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Naturally Advanced Technologies, Inc.

(A Development Stage Company)
Consolidated Balance Sheets
(In US Dollars)
(Unaudited)
	June 30,	December 31,
	2011	2010
ASSETS

Current
Cash and cash equivalents	$947,948	$18,493
Accounts receivable	50,028	30,826
Inventory	24,000	-
Prepaid expenses and other	81,063	74,946
Current assets of discontinued operations	-	2,346
	1,103,039	126,611
Property and Equipment	127,622	58,783
Intangible Assets	69,265	73,500

	$1,299,926	$258,894

LIABILITIES

Current
Accounts payable	$449,472	$526,239
Customer Deposits (Note 5)	375,000	125,000
Accrued Liabilities (Note 4)	410,675	324,861
Due to related party (Note 2)	928,036	956,945
Note payable (Note 4)	200,000	200,000
	2,363,183	2,133,045

Derivative liability	1,985,807	640,491
	4,348,990	2,773,536

STOCKHOLDERS’ DEFICIT
Capital Stock (Note 3)
Authorized: 100,000,000 common shares without par value
Issued and outstanding : 37,032,529 common shares (December 31, 2010 - 35,313,202)	13,788,786	10,778,742

Additional Paid-in Capital	3,155,316	2,770,402

Accumulated Other Comprehensive Loss	(134,862)	(125,154)

Deficit	(11,485,251)	(11,485,251)

Deficit accumulated in the development stage	(8,373,053)	(4,453,381)

	(3,049,064)	(2,514,642)
	$1,299,926	$258,894

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(In US Dollars)
(Unaudited)
					Cumulative
	For the three month period ended		For the six month period ended		from
	June 30,		June 30,		October 1,
		2010		2010	to
		(Restated		(Restated	June 30,
	2011	Note 6)	2011	Note 6)	2011

Expenses

Advertising and promotion	$54,780	$50,628	$109,603	$102,861	$397,207
Amortization and depreciation	11,123	8,453	21,298	16,730	66,547
Consulting and contract labour (Note 2 and 3)	453,176	81,527	623,407	209,807	1,428,558
General and administrative	137,408	104,315	246,765	193,394	776,959
Interest	42,896	89,397	78,860	123,339	278,892
Professional fees	86,147	69,931	198,516	96,946	540,364
Research and development	284,872	133,858	448,069	259,999	1,281,731
Salaries and benefits (Note 2 and 3)	337,917	265,858	694,775	478,026	2,120,923
		-		-	-
Loss before other items	1,408,319	803,967	2,421,293	1,481,102	6,891,181

Other Items
Other income	-	-	-	150	1,177
Write down of equipment	-	-	-	-	(94,486)
Fair value adjustment of derivative liability	(1,083,922)	82,876	(1,498,379)	59,987	(1,399,880)

Loss from continuing operations	(2,492,241)	(721,091)	(3,919,672)	(1,420,965)	(8,384,370)

Gain (Loss) from discontinued operations	-	(22,055)	-	11,374	11,317

Net loss for the period	$(2,492,241)	$(743,146)	$(3,919,672)	$(1,409,591)	$(8,373,053)

Loss from continuing operations per share (basic and diluted)	$(0.07)	$(0.02)	$(0.11)	$(0.04)

Earnings (Loss) from discontinued operations per share (basic and diluted)	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding (basic and diluted)	36,446,431	34,318,198	35,958,979	33,851,332

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(In US Dollars)
			Cumulative from
	For six months ended June 30,		October 1, 2009
		2010 (Restated	to
	2011	Note 6)	June 30, 2011

Cash flows from (used in) operating activities
Net loss from continuing operation for the period	$(3,919,672)	$(1,420,965)	(8,384,370)
Adjustments to reconcile net loss to net cash from operating activities
Amortization and depreciation	21,298	16,730	66,547
Write down of equipment	-	-	94,486
Stock based compensation	796,740	372,475	1,976,164
Non cash finance charge	-	54,580	-
Gain on foreign exchange	-	-	(71,990)
Fair value adjustment of derivative liability	1,498,379	(59,987)	1,399,880

Changes in working capital assets and liabilities
(Increase) decrease in accounts receivable	(19,202)	(768)	26,919
(Increase) in inventory	(24,000)	-	(24,000)
(Increase) decrease in prepaid expenses	(6,117)	8,050	(10,938)
(Decrease) increase in accounts payable	(76,767)	72,604	111,611
Increase in customer deposits	250,000	-	375,000
Increase (decrease) in accrued liabilities	85,814	(174,517)	280,986
(Decrease) increase in due to related parties	(28,909)	(79)	28,036

Net cash used in operating activities of continuing operations	(1,422,436)	(1,131,877)	(4,131,669)

Net cash provided by discontinued operations	2,346	30,240	79,982
Net cash flows used in operating activities	(1,420,090)	(1,101,637)	(4,051,687)

Cash flows used in investing activities
Purchase of property and equipment	(76,899)	(225)	(115,986)
Acquisition of trademarks and license	(9,003)	(5,077)	(21,918)

Net cash flows used in investing activities	(85,902)	(5,302)	(137,904)

Cash flows from (used in) financing activities
Issuance of capital stock	2,445,155	1,620,937	4,119,823
Notes payable		-
Related parties payments	-	-	(69,015)
Net cash flows from financing activities	2,445,155	1,620,937	4,050,808

Effect of exchange rate changes on cash and cash equivalents	(9,708)	(58,447)	33,284

Increase (decrease) in cash	929,455	455,551	(105,499)

Cash and cash equivalents, beginning of period	18,493	421,452	1,053,447

Cash and cash equivalents, end of period	$947,948	$877,003	$947,948

SUPPLEMENTAL CASH FLOW INFORMATION
AND NON-CASH FINANCING AND INVESTING ACTIVITIES:
Cash paid for interest	$89,140	$54,480	-
Cash paid for income taxes	$-	$-	$-
Capital stock issued in settlement of accounts payable	$-	$-	$-
Capital stock issued as finance fee	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

1.	Basis of Presentation

These unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended December 31, 2010, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These interim unaudited consolidated financial statements should be read in conjunction with the information included in the Company’s Form 10-K filed on April 14, 2011 with the U.S. Securities and Exchange Commission.

In the opinion of management, the accompanying balance sheet and related interim statement of operations, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with US GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include: estimates of loss contingencies, product warranties, product life cycles, product returns, and stock-based compensation forfeiture rates. Actual results and outcomes may differ from management’s estimates and assumptions.

We evaluated events occurring between the end of our fiscal quarter, June 30, 2011 and the date the financial statements were issued.

Recent accounting pronouncements with future effective dates are not expected to have an impact on the Company’s financial statements.

2.	Related Parties Transactions

a)

As at June 30, 2011, the Company owed $928,036 (December 31, 2010 - $956,945) to a director of the Company. The loan is secured by a subordinated charge on the assets of the Company. The loan bears interest rate of 12% and was due on July 12, 2011. An accrual for interest of $28,037 (December 31, 2010 - $56,945) has been included in due to related parties as at June 30, 2011. On July 12, 2011 the loan was repaid including all interest.

b)

During the six month period ended June 30. 2011, $455,646 (2010 - $124,740) was incurred for remuneration to officers and directors of the Company. Of this amount, $284,646 (2010 - $158,511) was recorded as Salaries and Benefits expense and $171,000 (2010 - $90,000) was recorded as Contract Labour expense.

Naturally Advanced Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

3.	Capital Stock

During the period ended June 30, 2011, the Company issued shares of common stock as follows:

a)

Total of 778,231 shares were issued pursuant to the exercise of employee and consultants options between $0.87 and $1.15 per share for proceeds of $801,658. Total of 698,231 options with total proceed of $716,258 were exercised by the directors and officers of the Company.

	b)	Total of 852,412 shares issued pursuant to the exercise of warrants between $1.25 and $1.95 per share for proceeds of $1,534,899.

	c)	Total of 39,451 shares issued pursuant to the exercise of agent’s warrants at $1.38 for proceeds of $ 54,442.

d)

Total of 49,233 units were issued pursuant to the exercise of agent’s warrants at $1.10 for proceeds of $ 54,156. Each agent’s unit consists of one common share and one half non- transferable common stock purchase warrant exercisable at $1.38 per share expiring September 2012.

Share purchase warrants outstanding at June 30, 2011, are summarized as follows:

		Weighted Average
		Remaining
Range of Exercise Prices	Number of Shares	Contractual Life (yr)

$1.10 - $1.95	1,012,439	1.34

Share purchase warrants outstanding are:

		Weighted-
		Average
	Shares	Exercise Price
Warrants outstanding at December 31, 2010	1,928,918	$1.54
Warrants granted during the period	24,617	1.38
Warrants exercised during the period	(941,096)	1.75
Warrants outstanding at June 30, 2011	1,012,439	$1.34

Naturally Advanced Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

3.	Capital Stock (cont.)

Stock options outstanding at June 30, 2011 are summarized as follows:

Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (yr)	Price	Exercisable	Price

$0.87 - $1.55	4,517,421	3.23	$1.11	1,993,137	$1.13

Stock options outstanding are:

		Weighted-Average
	Shares	Exercise Price
Options outstanding, December 31, 2010	5,339,877	$1.08
Options issued during the period	400,000	1.55
Options exercised during the period	(778,231)	1.03
Options expired during the period	(444,225)	1.15
Options outstanding, June 30, 2011	4,517,421	$1.11

During the six month period ended June 30, 2011, 778,231 options were exercised and a total of $411,826 has been reclassified from additional paid-in capital to capital stock.

During the six month period ended June 30, 2011, the Company granted a total of 400,000, five year common stock options to employees and consultants, exercisable at $1.55, with a fair value of $538,501. These options were granted under the terms of the Company’s 2010 Fixed Share Option Plan.

The fair value of options issued during the period ended June 30, 2011, was determined using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.56%
Volatility factor	86%
Expected life of options, in years	5
Weighted average fair value of options granted	$1.35

During the six month period ended June 30, 2011, 1,223,354 (2010: 349,100) options vested under the Company’s 2010 Fixed Share Option Plan. A total expense of $796,740 (2010: $372,475) were recorded as stock-based compensation, of this amount $415,723 (2010-$152,221) was included in Consulting and Contract Labour expense and $381,017 (2010- $151,692) was included in Salaries and Benefits expense.

Naturally Advanced Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

4.	Note Payable

As at June 30, 2011 the Company owed $200,000 (December 31, 2000 - $200,000) on a note payable which is due on August 22, 2011. The loan bears interest at a rate of 12% per annum. Included in accrued liabilities at June 30, 2011 is an accrual for interest of $163,408 (December 31 2010- $151,631). The note is secured by a fixed charge and a general security interest in all assets of the Company, subject and subordinate, to any borrowing by the Company with banks and lending institutions.

5.	Customer Deposit

As at June 30, 2011, the Company had received a refundable deposit of $375,000 (December 31, 2010 - $125,000) for goods to be manufactured.

6.	Restatement

The consolidated financial statements for the period ended June 30, 2010 have been restated to correct the accounting for warrants that were issued in connection with a previous private placement. The exercise price of these warrants is denominated in United States dollars, which differs from the Company’s functional currency (Canadian dollar) and therefore these warrants cannot be considered to be indexed to the Company’s own stock. Accordingly the fair value of the warrants must be accounted for as a derivative liability with changes in fair value recorded in the statement of operations.

The effect of the resulting adjustments on the company’s consolidated financial statements for the year ended June 30, 2010 is as follows:

Consolidated statement of operations for the three month period ended June 30 2010
	As previously
	reported	Adjustment	As restated
Fair value adjustment of derivative liability	$-	$(82,876)	$(82,876)

Consolidated statement of operations for the six month period ended June 30 2010
	As previously
	reported	Adjustment	As restated
Fair value adjustment of derivative liability	$-	$(59,987)	$(59,987)

Naturally Advanced Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

7.	Subsequent Events

a)

On July 8, 2011 the Company completed the public offering of 3,800,000 units (the “Units”) of the Company at a price of C$3.45 per Unit for aggregate gross proceeds of C$13,110,000 (the “Offering”). Each Unit is comprised of one common share and one half of one common share purchase warrant of the Company (each whole common share purchase warrant, a “Warrant”). Each Warrant entitles the holder thereof to acquire one common share of the Company at an exercise price of C$4.50 per common share at any time prior to July 8, 2013.

The Company has paid 6% of the gross proceeds of the offering and has granted option (the “Compensation Option” equal to 6% of the offerings. Compensation Option entitles the underwriter to purchase one unit (the “Compensation Unit”) for 24 months after closing of the Offering. Each Compensation unit includes one common share (the “Compensation Share”) and one half of one warrant (the “Compensation Warrant”). Each Compensation Warrant is exercisable for 24 months after closing at $4.5 per warrant. The Company has also granted to the syndicate of underwriters, an option (the “Over-Allotment Option”), exercisable in whole or in part at any time up to 30 days following the closing of the Offering, to purchase up to an additional 15% of the Offering solely to cover over-allotments, if any, and for market stabilization purposes. Over-Allotment Option entitles the underwriter to purchase maximum of 570,000 units (the “Over- Allotment Unit”) at offering price, maximum 285,000 warrants (the “Over-Allotment Warrant”) at $0.32.

b)

The Underwriter’s Over-Allotment Option has been partially exercised and the Underwriters have purchased an additional 212,500 Over-Allotment Unit at C$3.45 per unit, and 100,445 Over- Allotment Warrant, at C$0.32 per warrant, for aggregate gross proceeds to the Company of approximately C$765,267. Each Over-Allotment Unit is comprised of one common share and one half of one common share purchase warrant of the Company. Each whole warrant entitles the holder thereof to acquire one common share of the Company at an exercise price of C$4.50 per common share at any time prior to July 8, 2013.

c)	On July 12, 2011, the Company repaid a related party loan in full (Note 2a).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Report. Our consolidated financial statements are prepared in accordance with U.S. GAAP. All references to dollar amounts in this section are in U.S. dollars unless expressly stated otherwise.

The matters discussed in this Report that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for the Company’s growth, trends in the results of the Company’s development, anticipated development plans, operating expenses and the Company’s anticipated capital requirements and capital resources. As such, these forward-looking statements may include words such as “plans”, “intends”, “anticipates”, “should”, “estimates”, “expects”, “believes”, “indicates”, “targeting”, “suggests” and similar expressions. The actual results are expected to differ from these forward-looking statements and these differences may be material.

In this Report, “NAT”, “we”, “us”, “our” and the “Company” refer to Naturally Advanced Technologies Inc. and its subsidiaries, unless the context otherwise requires.

OVERVIEW

We are a Green Tech company focused on providing environmentally friendly textile, composite, biomass and pulping solutions through the cost effective process of converting industrial hemp, flax and other bast fiber crops via our patented CRAiLAR® and CRAiLEXTM technologies. We are bringing sustainable bast fiber-based products to market, providing environmentally friendly natural fiber alternatives for a broad range of existing and emerging product applications, with equivalent or superior performance characteristics to cotton, wood or fossil-fuel based competitors. As of the date of this Report, our business operations consist of the development and execution of our proprietary processing platforms called CRAiLAR® and CRAiLEXTM technology, which are bast fiber processing technologies targeted at the textile, pulping, composite and plastics industries.

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

We believe that we have dismantled the second barrier. In concert with our key technology partners, Alberta Innovates --Technology Futures (formerly the Alberta Research Council) and the National Research Council, we have developed proprietary technologies (the CRAiLAR® and CRAiLEXTM platforms) to process flax/hemp fiber into superior decorticated bast fiber, bast fiber, dissolving pulp and fluff pulp; all environmentally friendly products that are fully fungible with traditional pulp and cotton processing lines. These products offer the comfort apparel, absorbent pulp and paper, and performance apparel sectors the ability to substitute superior natural fiber alternatives into their existing production lines, while unlocking a host of additional commercial opportunities in existing and emerging markets.

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

2. CRAiLEX : (near term development/ commercialization) Focused on applications for our eco-friendly cellulosic pulp, the Advanced Materials division develops technologies for the processing of these cellulose-based fibers in Pulp and Paper, Bioplastics and Performance Apparel industries.

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

We believe that compared to current cotton prices, flax is a cost-effective raw material for fiber production. The CRAiLAR process can also be used with the stalk portion of the oilseed flax plant -- traditionally cultivated for food and industrial applications -- which would normally be discarded during processing. We believe that making use of this byproduct, in addition to processing fiber-variety flax, enhances CRAiLAR’s sustainability factor.

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

On January 18, 2011, we announced that we have joined forces with Hanesbrands Inc. and the U.S. Department of Agriculture’s Agricultural Research Service (USDA-ARS) in a cooperative research project designed to cultivate and evaluate the viability of various flax strains for use in CRAiLAR technology. The project takes place in South Carolina and has an initial term of one year with a renewal option for two additional years.

On March 17, 2011, we announced that we signed a ten-year CRAiLAR® fiber supply agreement with Hanesbrands Inc. to commercialize the Company’s proprietary fibers.

On April 14, 2011, we announced that we had entered into a short term CRAiLAR® Flax fiber development agreement with Levi Strauss & Co. beginning in April 2011 to support evaluation of processing CRAiLAR flax fiber in woven casual apparel products, specifically denim and non-denim, bottom and top weight fabrics.

In June 2011 the Company entered into a short-term CRAiLAR Flax fiber development agreement with Cintas Corporation beginning June 2011 to support evaluation of processing CRAiLAR flax fiber in corporate identity uniform programs.

In June 2011 the Company entered into a joint development agreement with Hercules Incorporated, a subsidiary of Ashland Inc., beginning June 2011 to support evaluation of CRAiLEX cellulosic products for multiple products.

On July 14, 2011 the Company entered into an agreement with Carolina Eastern Precision Ag, of Pamplico, S.C., to provide agronomic consultation to the Company and its contractors in the region. Under the terms of the agreement, Carolina Eastern will assist NAT in the recruitment of growers and contractors, and advise on all cultivation related to flax that will be turned into its branded CRAiLAR fiber including seeding rates, fertilization, and weed control. NAT plans to contract more than 15,000 acres of flax, grown as a winter crop, in its first year.

On July 8, 2011 the Company completed the public offering of 3,800,000 units (the “Units”) of the Company at a price of C$3.45 per Unit for aggregate gross proceeds of C$13,110,000 (the “Offering”). Each Unit is comprised of one common share and one half of one common share purchase warrant of the Company (each whole common share purchase warrant, a “Warrant”). Each Warrant entitles the holder thereof to acquire one common share of the Company at an exercise price of C$4.50 per common share at any time prior to July 8, 2013.

On July 20, 2011 the Underwriter’s over-allotment option has been partially exercised and the Underwriters have purchased an additional 212,500 units (each a “Over-Allotment Unit”), at C$3.45 per Over-Allotment Unit, and 100,445 warrants (each a “Over-Allotment Warrant”) of the Company, at C$0.32 per Over-Allotment Warrant, for aggregate gross proceeds to the Company of approximately C$765,267. Each Over-Allotment Unit is comprised of one common share and one half of one common share purchase warrant of the Company. Each whole warrant entitles the holder thereof to acquire one common share of the Company at an exercise price of C$4.50 per common share at any time prior to July 8, 2013.

The Company plans to use the net proceeds from the Offering (including the net proceeds from the over-allotment option exercise) for capacity expansion, debt repayment, working capital and other general corporate purposes. The Company is confident that it now has the capital to achieve commercialization of its technology.

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

The matters discussed in these sections that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for the Company’s growth, trends in the results of the Company’s development, anticipated development plans, operating expenses and the Company’s anticipated capital requirements and capital resources. As such, these forward-looking statements may include words such as “plans”, “intends”, “anticipates”, “should”, “estimates”, “expects”, “believes”, “indicates”, “targeting”, “suggests” and similar expressions. The actual results are expected to differ from these forward-looking statements and these differences may be material.

	Three months ended June 30,			Six months ended June 30,
	2011	2010	% Change	2011	2010	% Change
Loss from Operations	($2,492,241)	($721,091)	(246%)	($3,919,672)	($1,420,965)	(175%)
Gain (Loss) from Discontinued Operations	-	($22,055)		-	$ 11,374
Net Loss	($2,492,241)	($743, 146)	(235%)	($3,919,672)	($1,409,591)	(178%)
Loss/share Operations	($0.07)	($0.02)		($0.11)	($0.04)
Loss/share discontinued	($0.00)	($0.00)		($0.00)	($0.00)

Three Month Period Ended June 30, 2011, Compared to three Month Period Ended June 30, 2010

Revenue and Gross Margins

Our net operational loss from continuing operations during the three-month period ended June 30, 2011, was ($2,492,241) compared to ($721,091) during the three-month period ended June 30, 2010 (an increase in loss of $ 1,771,150). The increase in loss was due to a loss in the fair value adjustment of a derivative liability, an increase in stock based compensation, an increase in research and development cost and an increase in professional fees.

Operating Expenses

During the three-month period ended June 30, 2011, we recorded operating expenses of $1,408,319 compared to operating expenses of $803,967 for the same period in 2010. Operating expenses consisted of:

  $54,780 (2010: $50,628) in advertising and promotion, an increase of 8%

  $11,123 (2010: $8,453) in amortization and depreciation, an increase of 32%;

  $453,176 (2010: $81,527) in consulting and contract labour, an increase of 456%;

  $137,408 (2010: $104,315) in general and administrative, an increase of 32%;

  $42,896 (2010: $89,397) in interest, a decrease of 52%;

  $86,147 (2010: $69,931) in professional fees, an increase of 23%;

  $284,872 (2010: $133,858) in research and development, an increase of 113%; and

  $337,917 (2010: $265,858) in salaries and benefits, an increase of 27%

Consulting and contract labor expenses increased to $453,176 for the three-month period ended June 30, 2011, from $81,527 compared to the same period in 2010 due to a bonus and an increase in stock based compensation.

General and administrative expenses increased to $137,408 for the three-month period ended June 30, 2011, compared to $104,315 for the same period in 2010. The increase in general and administrative expenses was primarily due to higher travel costs.

Interest expenses decreased to $42,896 for the three-month period ended June 30 2011, compared to $89,397 for the same period in 2010. A charge for extending the expiry date of share purchase warrants was included in interest expense the previous year.

Professional fees were $86,147 for the three month period ended June 30, 2011, compared to $69,931 for the same three month period in 2010. This was due to an increase in legal fees associated with an increase in commercial agreements and year end audit fees recognized in this quarter.

Research and development costs were $284,872 for the three-month period ended June 30, 2011, compared to $133,858 for the same three-month period in 2010. This was due to costs associated with the development of CRAiLEX and increased testing and development of CRAiLAR.

Salaries and benefits expenses increased to $337,917 for the three-month period ended June 30, 2011, compared with $265,858 for the same period in 2010. This increase was caused by an increase in stock based compensation and bonuses to management.

Net Loss

Our net loss during the three-month period ended June 30, 2011, was ($2,492,241, or $0.07 per share) compared to ($743,146, or $0.02 per share) during the three-month period ended June 30, 2010, which represents an increase in net loss of 235%. This increase in net loss was primarily due to the loss from the fair value adjustment of a derivative liability of $1,083,922 (2010 - a gain of $82,876), an increase in stock based compensation $421,247 (2010 - $175,069), and an increase in research and development costs to $284,872, (2010 - $133,858).

For the three-month period ended June 30, 2011, the weighted average number of shares outstanding was 36,446,431, compared to 34,318,198 at June 30, 2010.

Six Month Period Ended June 30, 2011, Compared to Six Month Period Ended June 30, 2010

Revenue and Gross Margins

Our net operational loss from continuing operations during the six-month period ended June 30, 2011, was ($3,919,672) compared to ($1,420,965) during the six-month period ended June 30, 2010 (an increase in loss of $2,498,707). The increase in loss was due to a loss in the fair value adjustment of a derivative liability, an increase in stock based compensation, an increase in research and development costs and an increase in professional fees.

Operating Expenses

During the six-month period ended June 30, 2011, we recorded operating expenses of $2,421,293 compared to operating expenses of $1,481,102 for the same period in 2010. Operating expenses consisted of:

  $109,603 (2010: $102,861) in advertising and promotion, an increase of 7%;

  $21,298 (2010: $16, 730) in amortization and depreciation, an increase of 27%;

  $623,407 (2010: $209,807) in consulting and contract labour, an increase of 197%;

  $246,765 (2010: $193,394) in general and administrative, an increase of 28%;

  $78,860 (2010: $123,339) in interest, a decrease of 36%;

  $198,516 (2010: $96,946) in professional fees, an increase of 105%;

  $448,069 (2010: $259,999) in research and development, an increase of 72%; and

  $694,775 (2010: $478,026 ) in salaries and benefits, an increase of 45%.

Consulting and contract labor expenses increased to $623,407 for the six-month period ended June 30, 2011, from $209,807 compared to the same period in 2010 due to a bonus and an increase in stock based compensation.

General and administrative expenses increased to $246,765 for the six-month period ended June 30, 2011, compared to $193,394 for the same period in 2010. The increase in general and administrative expenses was primarily due to higher travel costs.

Interest expenses decreased to $78,860 for the six-month period ended June 30 2011, compared to $123,339 for the same period in 2010. A charge for extending the expiry date of share purchase warrants was included in interest expense the previous year.

Professional fees were $198,516 for the six month period ended June 30, 2011, compared to $96,946 for the same month period in 2010. This was due to an increase in legal fees associated with an increase in commercial agreements.

Research and development costs were $448,069 for the six-month period ended June 30, 2011, compared to $259,999 for the same period in 2010. This was due to costs associated with the development of CRAiLEX and increased testing and development of CRAiLAR.

Salaries and benefits expenses increased to $694,775 for the six-month period ended June 30, 2011, compared with $478,026 for the same period in 2010. This increase was caused by an increase in stock based compensation and bonuses to management.

Net Loss

Our net loss during the six-month period ended June 30, 2011, was ($3,919,672, or $0.11 per share) compared to ($1,409,591, or $0.04 per share) during the six-month period ended June 30, 2010, which represents an increase in net loss of 178%. This increase in net loss was primarily due to the loss from the fair value adjustment of a derivative liability of $1,498,379, (2010 - a gain of $59,987), an increase in stock based compensation to $796,740, (2010 – $372,475) and an increase in research and development costs to $448,069, (2010 - $259,999).

For the six-month period ended June 30, 2011, the weighted average number of shares outstanding was 35,958,979 compared to 33,851,332 at June 30, 2010.

Liquidity and Capital Resources

For the three-month period ended June 30, 2011, our current assets were $1,103,039 and our current liabilities were $2,363,183, which resulted in a working capital deficit of $1,260,144. As at June 30, 2011, total assets were $1,299,926, consisting of:

  $947,948 in cash and cash equivalents;

  $50,028 in accounts receivable;

  $24,000 in inventory;

  $81,063 in prepaid expenses and other;

  $127,622 in property and equipment; and

  $69,265 in intangible assets.

As at June 30, 2011, total liabilities were $3,376,417 and were comprised of:

  $449,472 in accounts payable;

  $375,000 in customer deposits

  $410,675 in accrued liabilities;

  $928,036 in due to related party;

  $200,000 in note payable; and

  $1,985,807 in derivative liabilities

Stockholders’ Equity decreased by $534,422 from ($2,514,642) at December 31, 2010, to $(3,049,064) at June 30, 2011.

Cash Flows from Operating Activities

The cash flows used in operations of continuing operations for the six-month period ended June 30, 2011, were ($1,422,436) compared with ($1,131,877) for the same period in 2010. Cash flows used in operations for the six-month period ended June 30, 2011, consisted primarily of a net loss of ($3,919,672) from continuing operations, offset by certain items, including: stock based compensation of $796,740 (2010 - $372,475); fair value adjustment of derivative liability of $1,498,379 (2010 –($59,987)); increase in accounts receivable of ($19,202) (2010 – ($768)); increase in inventory ($24,000) (2010 - $nil); increase in prepaid expenses ($6,117) (2010 – decrease of $8,050); decrease in accounts payable of ($76,767) (2010 – increase of $72,604); an increase in customer deposits of $250,000 (2010- $Nil); an increase in accrued liabilities of $85,814, (2010 – a decrease of ($174,517)); and decrease in amounts due to related parties ($28,909), (2010 – ($79)).

Cash Flows from Investing Activities

The cash flows used in investing activities for the six-month period ended June 30, 2011, were ($85,902) compared to ($5,302) for the same period in 2010. Cash flows used in investing activities consisted of a purchase of property and equipment totaling $76,899 in 2011 (2010 - $225) and the acquisition of trademarks and licenses totaling $9,003 in 2011 (2010 - $5,077).

Cash Flows from Financing Activities

Cash flows provided by financing activities for the six month period ended June 30, 2011, totaled $2,445,155 versus $1,620,937 during the same period in 2010. The primary source of cash flows from financing activities during these two periods was the issuance of capital stock.

Effect of Exchange Rate

The effect of exchange rates on cash resulted in an unrealized loss of ($9,708) for the six months ended June 30, 2011, as compared with an unrealized loss of ($58,447) in the same period of 2010.

Discontinued Operations - HTNaturals

During fiscal 2009, we closed our apparel business, which operated under the brand name “HTnaturals”. The apparel business is classified as discontinued operations in our consolidated financial statements. We decided to close our apparel division to focus on our CRAiLAR® and CRAiLEXTM technology. The warehouse lease was not renewed, the sales team was terminated and all other elements of our apparel division were discontinued.

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

CRAiLEX Advanced Materials technology was developed with Alberta Innovates — Technology Futures (formerly the Alberta Research Council). The unique pulping process does not require the numerous harsh chemicals or expensive pressurized equipment used in the traditional kraft pulping industry. The result is a superior dissolving pulp from the hemp and flax plants to be used in performance yarns, industrial additives and absorbent pulp and paper products.

Naturally Advanced Technologies holds the exclusive worldwide license to these patented technologies and is working with several large corporations to commercialize these technologies.

Our technology was developed to work on all bast fiber crops including hemp and flax. Hemp was the initial focus as it is an emerging industry in Canada. As flax is also a bast fiber crop, the CRAiLAR process works very well without any modification. CRAiLAR is a versatile technology and also performs well on jute, kenaf, and other similar crops. At the end of April of 2010, we announced that we had successfully spun not only a hemp-cotton combination but we’d also successfully spun a flax-cotton combination. We found the CRAiLAR flax to be of very high quality and ideally suited for fine knit items such as T-shirts. While hemp is also well suited for knit garments, the legal issues surrounding the crop in the USA combined with the farming learning curve that will be necessary to begin the agricultural supply chain, make commercialization of this fiber more difficult than flax. Hemp grows larger and its fibers are coarser. Hemp is currently not able to be grown in the US while flax has no such restrictions. Flax has very similar properties to hemp but produces finer fibers and is well suited to be grown in the US. The environmental sustainability of flax is virtually identical to hemp with the exception that hemp produces more biomass per acre than flax. However, the flax plant generates a higher percentage of bast fiber per plant than hemp. Our testing on CRAiLAR Flax has shown that performance benefits are the same or similar to CRAiLAR Hemp.

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

With cotton priced currently at $1.00 per pound, flax is a cost-effective raw material for fiber production. Flax is easy to grow with minimal use of herbicides, pesticides and engineered irrigation which significantly reduces costs as compared to other natural fibers.

The CRAiLAR process can also be used with the stalk portion of the oilseed flax plant --- traditionally cultivated for food and industrial applications --- which would normally be discarded during processing. Making use of this byproduct, in addition to processing fiber-variety flax, further enhances CRAiLAR’s sustainability factor. Potential uses for this fiber include coarser count yarns (such as denim), nonwovens, medical and composite material applications

The Company is currently working with a number of “big brand” customers in an effort to create “pull through” demand for our products and technology. The company believes that this is the fastest and most effective path to meaningful commercialization with the marketing support that large brand name companies are able to offer.

In July of 2009 we announced Joint Development Agreements with Hanesbrands Inc., and Georgia Pacific Consumer Products, for our CRAiLAR Fiber technology evaluation, and commercial scale up capability. Since then, we have conducted increasingly larger bulk commercial trials in both partners’ facilities to provide evidence of our ability to seamlessly integrate into existing natural fiber operations and to validate the performance attributes of our fiber, over the materials they would be replacing. On December 1, 2010, the Company announced that it had entered into a short-term supply agreement with Hanesbrands Inc. starting in December 2010 for the continued development of CRAiLAR Flax fiber.

The companies recently completed spinning trials using the CRAiLAR flax fibers, and the supply agreement allows for Hanesbrands to pre-purchase CRAiLAR Flax fiber from Naturally Advanced Technologies for additional product testing. The agreement calls for Hanesbrands to purchase up to $375,000 of CRAiLAR Flax fiber between December 1, 2010 and December 31, 2011.

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

In April 2011 the Company entered into a short term CRAiLAR Flax fiber development agreement with Levi Strauss & Co. beginning in April 2011 to support evaluation of processing CRAiLAR flax fiber in woven casual apparel products, specifically denim and non-denim, bottom and top weight fabrics.

In June 2011 the Company entered into a short-term CRAiLAR Flax fiber development agreement with Cintas Corporation beginning June 2011 to support evaluation of processing CRAiLAR flax fiber in corporate identity uniform programs.

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

NAT entered into a sub lease of a mid volume decortication facility located in Kingstree, South Carolina, in early August of 2010. The facility was originally established under a USDA flax initiative that failed to reach commercial viability. The equipment in this facility is designed to mechanically separate the flax fiber from the rest of the plant. This is the first step of our process before it goes through our patented CRAiLAR wet process. We intend to use this facility to prove out the viability of flax farming in this region, perfect our decortication process and to commence early volumes of CRAiLAR fiber to our commercial partners. In August 2011, NAT took over the lease for a term of one year.

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

NAT announced in January of 2011 that it had entered into growing trials with Hanesbrands and the USDA-ARS, further developing the company’s agronomic know-how and its ability to produce fiber capable of being spun into finer-gauge yarns suitable for undergarments, shirting and finer-knit garments. These trials are designed to enable NAT to move to an unprecedented level of flax-fiber refinement by allowing the company to develop flax strains capable of accessing all sectors of the industry. The research project has resulted in 200 acres of flax being planted in the Kingstree region this past winter. The trial crop was harvested in mid May and will dew ret in the fields before being baled and then entering the CRAiLAR process. Summer crops such as cotton and soybeans will be planted in time for a full summer season proving the viability of flax as a winter rotation crop in the South East. The Company expects to contract significantly higher acreage for the 2011/2012 growing season. The Company has also identified other suitable North American growing regions.

In July 2011 the Company entered into an agreement with Carolina Eastern to provide agronomic consultation to NAT. Carolina Eastern will assist in the recruitment of growers and contractors and advise on all cultivation plans regarding flax. The companies plan to contract 15,000 acres of flax in the first year. To assist on the recruitment of growers Carolina Eastern and NAT hosted a farm day in Kingstree, SC in August, which was attended by approximately 90 growers interested in growing flax.

With the completion of our financing in July 2011, NAT intends to scale up production capacity with the purchase of the necessary equipment, facilities and agronomic systems. During the second half of the current year the company expects to be capable of producing approximately 40,000 pounds of Crailar per week. We expect production capacity to rise to approximately 600,000 pounds per week in early 2012 as the new equipment and facilities come on-line. Feedstock will come from both the prairies and the American Southeast.

Finally, the testing and evaluation of our CRAiLEX Advanced Materials pulping technology continues with a joint development agreement with Hercules Incorporated, a subsidiary of Ashland Inc.

CRAiLEX is the brand name for the purified pulp created from a patented process that is exclusively held by Naturally Advanced Technologies Inc. In recent tests, CRAiLEX has proven to exhibit higher-grade value pulps than other hard- or softwood pulps. The pulps are used by Ashland to create its line of cellulosic products including ethers and additives for multiple industries.

HTnaturals

As the effect of the financial crisis took its toll on all sectors of retail industry, and our focus shifted in increasing intensity to our rapidly developing CRAiLAR® and CRAiLEXTM Fiber business, it became glaringly obvious that we needed to concentrate on our CRAiLAR and CRAiLEX technology business model and opportunity. As a result, we closed our HTnaturals business at the end of the third quarter of 2009, and continued to sell off our remaining inventory over the balance of the year. We have now fully transitioned to a “Green Tech” fiber company, with industry changing technologies in the natural fiber and forest pulping industries.

Note on Plan of Operation

While the Company expects that profitable operations will be achieved in the future, there can be no assurance that revenue, margins, and profitability will increase, or be sufficient to support operations over the long term. Management expects that the Company will need to raise additional capital to meet short and long-term operating requirements. Management believes that private placements of equity capital and debt financing may be adequate to fund the Company’s long-term operating requirements. Management may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If the Company raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to the Company’s common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict business operations. Management is continuing to pursue external financing alternatives to improve the Company’s working capital position and to grow the business to the greatest possible extent.

MATERIAL COMMITMENTS

Rana Corp.

A significant commitment for us during fiscal year 2011 is the $200,000 owed on a note payable which was due on January 22, 2011. An extension of the amount due on May 22, 2011 has been granted to August 22, 2011. Included in accrued liabilities at June 30, 2011 is an accrual for interest of $163,408.

Loan from Directors

As at June 30, 2011, a director had advanced the Company a total amount of $900,000. The secured loan agreement has an interest rate of 12% and was originally due on February 16, 2011, but was extended until July 12, 2011. An accrual for interest of $28,037 has been included in amounts due to related party as at June 30, 2011. On July 12, 2011 the loan was repaid including all interest.

During January, two directors advanced the Company a total of $45,627. The term of the loan was for 90 days with a 12% per annum interest rate. An accrual for interest of $955 has been included in amounts due to related party as at March 31, 2011. The loans and interest were both paid back to the directors on April 27, 2011.

Annual Leases

The Company is committed to current annual lease payments totaling $ 204,453 for premises under lease. The leases expire in 2014. Approximate minimum lease payments over the remainder of the leases are as follows:

$
2011	90,113
2012	57,315
2013	34,215
2014	22,810
$204,453

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

Alberta Innovates – Technology Futures (“AITF”)

In June 2007, the Company entered into a Master Agreement for Technology Development with the Alberta Innovates –Technologies Futures (“AITF”) (the “Technology Agreement”) to further develop and commercialize bast fiber technology. The Technology Agreement is intended to act as an umbrella agreement for further bast fiber development planned to be performed by AITF under different Project Agreements. During the first six months of 2011 the Company paid AITF for specific tasks to further the development of AITF’s Technology, the amount paid was $57,582 (CDN$55,537. Under the terms of the Technology Agreement the Company will be entitled to an option for an exclusive, worldwide, royalty-bearing license to use any new intellectual property developed pursuant to a Project Agreement. The royalty based on this option will be 3% of gross sales for the first $50,000,000 and 1.5% of gross sales on excess of $50,000,000. The Technology Agreement is in effect as long as there is an active Project Agreement.

Chief Executive Officer (“CEO”) Agreement

On July 1, 2011, the CEO of the Company became an employee who will receive $20,800 a month along with 300,000 options. The options will vest equally over the year.

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

Disclosure Controls and Procedures

Kenneth Barker, our Chief Executive Officer, and Guy Prevost, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective as of June 30, 2011.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 1A.	Risk Factors

Not applicable because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended June 30, 2011, we issued the following equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

  On April 7, 2011, we issued 2,000 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of C$1.50 per share. The shares were issued outside the United States to one non-U.S. Person (as such terms are defined in Regulation S) in reliance on Regulation S.

  On April 19, 2011, we issued 5,000 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of C$1.95 per share. The shares were issued outside the United States to one non-U.S. Person in reliance on Regulation S.

  On April 25, 2011, we issued 25,000 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of U.S.$1.25 per share. The shares were issued to an accredited investor in reliance on Regulation D. Also on April 25, 2011, we issued a further 7,137 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of C$1.50 per share. The shares were issued outside the United States to one non-U.S. Person in reliance on Regulation S.

  On April 28, 2011, we issued 100,000 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of C$1.95 per share. The shares were issued outside the United States to one non-U.S. Person in reliance on Regulation S.

  On May 2, 2011, we issued 32,556 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of C$1.95 per share. The shares were issued outside the United States to four non-U.S. Persons in reliance on Regulation S.

  On May 4, 2011, we issued 18,708 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of C$1.95 per share. These shares were issued outside the United States to three non- U.S. Persons in reliance on Regulation S. Also on May 4, 2011, we issued a further 53,000 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of US$1.25 per share. The shares were issued outside the United States to two non-U.S. Persons in reliance on Regulation S.

  On May 5, 2011, we issued 8,334 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of C$1.95 per share. The shares were issued outside the United States to two non-U.S. Persons in reliance on Regulation S.

  On May 9, 2011, we issued 11,394 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of C$1.50 per share and a further 17,500 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of U.S.$1.25 per share. The shares were issued to an accredited investor in reliance on Regulation D.

  On May 10, 2011, we issued 5,000 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of C$1.95 per share. The shares were issued outside the United States to one non-U.S. Person in reliance on Regulation S.

  On May 12, 2011, we issued 70,593 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of C$1.95 per share. These shares were issued outside the United States to one non-U.S. Person in reliance on Regulation S. Also on May 12, 2011, we issued a further 2,000 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of C$1.50 per share. The shares were issued outside the United States to one non-U.S. Person in reliance on Regulation S.

  On May 17, 2011, we issued 5,556 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of C$1.95 per share. The shares were issued outside the United States to one non-U.S. Person in reliance on Regulation S.

  On May 19, 2011, we issued 1,852 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of C$1.95 per share. The shares were issued outside the United States to one non-U.S. Person in reliance on Regulation S.

  On May 24, 2011, we issued 20,000 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of C$1.95 per share. The shares were issued outside the United States to one non-U.S. Person in reliance on Regulation S.

  On May 26, 2011, we issued 34,960 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of C$1.20 per share and a further 17,480 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of C$1.50 per share. The shares were issued outside the United States to two non-U.S. Persons in reliance on Regulation S.

  On June 1, 2011, we issued 114,654 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of C$1.95 per share. The shares were issued outside the United States to three non-U.S. Persons in reliance on Regulation S.

  On June 10, 2011, we issued 40,741 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of C$1.95 per share. The shares were issued outside the United States to two non-U.S. Persons in reliance on Regulation S.

  On June 13, 2011, we issued 30,558 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of C$1.95 per share. The shares were issued outside the United States to five non-U.S. Persons in reliance on Regulation S.

  On June 16, 2011, we issued 26,760 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of C$1.95 per share. These shares were issued outside the United States to five non-U.S. Persons in reliance on Regulation S. Also on June 16, 2011, we issued a further 5,000 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of C$1.50 per share. The shares were issued outside the United States to one non-U.S. Person in reliance on Regulation S.

  On June 23, 2011, we issued 16,852 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of C$1.95 per share. These shares were issued outside the United States to two non-U.S. Persons in reliance on Regulation S. Also on June 23, 2011, we issued a further 5,834 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of C$1.50 per share. The shares were issued outside the United States to two non-U.S. Persons in reliance on Regulation S.

  On June 28, 2011, we issued 173,384 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of C$1.95 per share. 99,680 of these shares were issued to two accredited investor in reliance on Regulation D, and the remaining 73,704 shares were issued outside the United States to six non-U.S. Persons in reliance on Regulation S.

Subsequent to the quarterly period ended June 30, 2011, we issued the following equity securities that were not registered under the Securities Act:

  On July 4, 2011, we issued 58,175 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of C$1.95 per share. These shares were issued outside the United States to seven non- U.S. Persons in reliance on Regulation S.

  On July 8, 2011, we completed the public offering of 3,800,000 units (the “Units”) of the Company at a price of C$3.45 per Unit for aggregate gross proceeds of C$13,110,000 (the “Offering”). Each Unit is comprised of one common share and one half of one common share purchase warrant of the Company (each whole common share purchase warrant, a “Warrant”). Each Warrant entitles the holder thereof to acquire one common share of the Company at an exercise price of C$4.50 per common share at any time prior to July 8, 2013. The Units were issued outside the United States to non-U.S. Persons in reliance on Regulation S and within the United States in reliance on Rule 144A and Regulation D.

The Company has paid to the underwriters 6% of the gross proceeds of the Offering (including with respect to the Over-Allotment Units as described below) and granted the underwriters options (the “Compensation Options”) to purchase that number of units (each, a “Compensation Unit”) equal to 6% of the number of Units sold in the Offering (including with respect to Over-Allotment Units as described below) at an exercise price of C$3.45 per Compensation Unit for 24 months after closing of the Offering. Each Compensation Unit includes one common share (each, a “Compensation Share”) and one half of one warrant (each, a “Compensation Warrant”). Each Compensation Warrant is exercisable for 24 months after closing at C$4.50 per common share.

The Company also granted the underwriters an option (the “Over-Allotment Option”), exercisable in whole or in part at any time up to 30 days following the closing of the Offering, to purchase up to an additional 570,000 units (each, an “Over-Allotment Unit”) at C$3.45 per Over-Allotment Unit and up to 285,000 warrants (each, an “Over-Allotment Warrant”) at C$0.32 per Over-Allotment Warrant.

Effective July 20, 2011, the underwriters’ Over-Allotment Option was partially exercised and the underwriters have purchased an additional 212,500 Over-Allotment Units at C$3.45 per unit, and 100,445 Over-Allotment Warrants at C$0.32 per warrant, for aggregate gross proceeds to the Company of approximately C$765,267. Each Over-Allotment Unit is comprised of one common share and one half of one common share purchase warrant of the Company. Each whole warrant entitles the holder thereof to acquire one common share of the Company at an exercise price of C$4.50 per common share at any time prior to July 8, 2013. The Over-Allotment Units and Over-Allotment Warrants were issued outside the United States to non-U.S. Persons in reliance on Regulation S and within the United States in reliance on Regulation D.

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
Date: August 12, 2011

By:	/s/ Guy Prevost
Guy Prevost
Chief Financial Officer and a director
Date: August 12, 2011