Form 10-Q
period 2011-09-30
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2011-11-14
CIK 1210294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 000-50367

NATURALLY ADVANCED TECHNOLOGIES INC.
(Exact name of small business issuer as specified in its charter)

British Columbia	98-0359306
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

305-4420 Chatterton Way
Victoria, British Columbia, Canada	V8X 5J2
(Address of principal executive offices)	(Zip Code)

(250) 658-8582
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
Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
41,645,704 shares of common stock as of November 9, 2011.

NATURALLY ADVANCED TECHNOLOGIES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
September 30, 2011

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

PART I – FINANCIAL INFORMATION

Item 1.             Financial Statements

The following unaudited interim financial statements of Naturally Advanced Technologies, Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Naturally Advanced Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(In US Dollars)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current
Cash and cash equivalents	$10,613,523	$18,493
Accounts receivable	92,737	30,826
Inventory	566,852	-
Prepaid expenses and other	84,514	74,946
Current assets of discontinued operations	-	2,346
	11,357,626	126,611
Property and Equipment	349,592	58,783
Intangible Assets	103,303	73,500
	$11,810,521	$258,894

LIABILITIES
Current
Accounts payable	$307,087	$526,239
Customer Deposits (Note 5)	375,000	125,000
Accrued Liabilities (Note 4)	200,378	324,861
Due to related party (Note 2)	-	956,945
Note payable (Note 4)	200,000	200,000
	1,082,465	2,133,045
Derivative liability (Note 6)	876,409	640,491
	1,958,874	2,773,536
STOCKHOLDERS’ DEFICIT
Capital Stock (Note 3)
Authorized: 100,000,000 common shares without par value
Issued and outstanding : 41,123,704 common shares
(December 31, 2010 - 35,313,202)	24,061,147	10,778,742
Additional Paid-in Capital	6,813,848	2,770,402
Accumulated Other Comprehensive Loss	(699,946)	(125,154)
Deficit	(11,485,251)	(11,485,251)
Deficit accumulated in the development stage	(8,838,151)	(4,453,381)
	9,851,647	(2,514,642)
	$11,810,521	$258,894

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(In US Dollars)
(Unaudited)

	For the three month period
	ended		For the nine month period ended
	September 30,		September 30,
					Cumulative
					from October 1,
		2010			2009 to
		(Restated		2010 (Restated	September 30,
	2011	Note 7)	2011	Note 7)	2011
Expenses
Advertising and promotion	$68,882	$61,496	$178,485	$164,357	$466,089
Amortization and depreciation	16,767	8,426	38,065	25,155	83,314
Consulting and Contract Labour (Note 2 and 3)	275,943	136,512	899,350	361,162	1,704,501
General and Administrative	156,566	87,944	393,799	283,995	995,983
Foreign Exchange (Gain) Loss	(141,619)	6,144	(132,087)	3,488	(204,077)
Interest	8,437	35,202	87,297	158,541	287,329
Professional Fees	98,592	82,147	297,107	179,093	638,955
Research and Development	179,434	169,646	627,503	429,644	1,461,165
Salaries and Benefits (Note 2 and 3)	925,323	222,694	1,620,098	685,877	3,046,246
Loss before other items	1,588,325	810,211	4,009,617	2,291,312	8,479,505
Other Items
Other income	-	-	-	-	1,177
Write down of equipment	-	(91,972)	-	(91,972)	(94,486)
Fair value adjustment of derivative liability	1,123,226	(67,495)	(375,153)	(127,482)	(276,654)
Loss from continuing operations	(465,099)	(969,678)	(4,384,770)	(2,510,766)	(8,849,468)
Gain (Loss) from discontinued operations	-	(49)	-	11,475	11,317
Net loss for the period	$(465,099)	$(969,727)	$(4,384,770)	$(2,499,291)	$(8,838,151)
Loss from continuing operations per share (basic and diluted)	$(0.01)	$(0.03)	$(0.12)	$(0.07)
Earnings (Loss) from discontinued operations per share (basic and diluted)	$0.00	$0.00	$0.00	$0.00
Weighted average number of common shares outstanding (basic and diluted)	40,741,147	35,297,386	37,362,272	34,338,647

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(In US Dollars)

	For nine months ended		Cumulative
	September 30,		from October
		2010	1, 2009 to
		(Restated	September 30,
	2011	Note 6)	2011
Cash flows from (used in) operating activities
Net loss from continuing operation for the period	$(4,384,770)	$(2,510,766)	(8,849,468)
Adjustments to reconcile net loss to net cash from operating activities
Amortization and depreciation	38,065	25,155	83,314
Write down of equipment	-	91,972	94,486
Stock based compensation	1,632,426	557,928	2,811,850
Non cash finance charge	-	54,580	-
Loss on foreign exchange	-	-	(71,990)
Fair value adjustment of derivative liability	375,153	127,482	276,654
Changes in working capital assets and liabilities
Decrease in accounts receivable	(61,911)	(37,629)	(15,790)
(Increase) in inventory	(566,852)	-	(566,852)
Decrease in prepaid expenses	(9,568)	(845)	(14,389)
(Increase) decrease in accounts payable	(219,152)	141,641	(30,774)
Increase in customer deposits	250,000	-	375,000
(Decrease) increase in accrued liabilities	(124,483)	(164,669)	70,689
Increase in due to related parties		527	56,945
Net cash used in operating activities of continuing operations	(3,071,092)	(1,714,624)	(5,780,325)
Net cash provided by discontinued operations	2,346	43,520	79,982
Cash flows from (used in) investing activities
Purchase of property and equipment	(308,819)	(3,552)	(347,906)
Acquisition of trademarks and license	(49,858)	(9,294)	(62,773)
Net cash flows used in investing activities	(358,677)	(12,846)	(410,679)
Cash flows from (used in) financing activities
Issuance of capital stock and warrants	15,541,014	1,668,235	17,215,682
Related parties payments	(956,945)	-	(1,025,960)
Net cash flows from financing activities	14,584,069	1,668,235	16,189,722
Effect of exchange rate changes on cash and cash equivalents	(561,616)	(71,372)	(518,624)
Increase (decrease) in cash	10,595,030	(87,087)	9,560,076
Cash and cash equivalents, beginning of period	18,493	421,452	1,053,447
Cash and cash equivalents, end of period	$10,613,523	$334,365	$10,613,523
SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH FINANCING AND INVESTING ACTIVITIES:
Cash paid for interest	$125,906	$84,252
Cash paid for income taxes	$-	$-
Capital stock issued as share issue costs	$582,021	$-

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

1.	Basis of Presentation

These unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended December 31, 2010, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. These interim unaudited consolidated financial statements should be read in conjunction with the information included in the Company’s Form 10-K filed on April 14, 2011 with the U.S. Securities and Exchange Commission.

In the opinion of management, the accompanying balance sheet and related statement of operations, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with US GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

The Company evaluated events occurring between the end of our fiscal quarter, September 30, 2011 and the date financial statements were issued.

Recent accounting pronouncements with future effective dates are not expected to have an impact on the Company’s financial statements.

2.	Related Parties Transactions

	a)	As at September 30, 2011, the Company owed $Nil (December 31, 2010 - $956,945) to a director of the Company. On July 12, 2011 the loan was repaid including all interest.

b)

During the nine month period ended September 30, 2011, $630,564 (2010 - $373,282) was incurred for remuneration to officers and directors of the Company. Of this amount, $459,564 (2010 - $237,282) was recorded as Salaries and Benefits expense and $171,000 (2010 - $136,000) was recorded as Contract Labour expense.

Naturally Advanced Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

3.	Capital Stock

During the period ended September 30, 2011, the Company issued shares of common stock as follows:

a)

On July 8, 2011 the Company completed the public offering of 3,800,000 units (the “Units”) of the Company at a price of $3.52 (CDN$3.45) per Unit for aggregate gross proceeds of $13,376,133 (CDN$13,110,000) (the “Offering”). Each Unit is comprised of one common share and one half of one common share purchase warrant of the Company (each whole common share purchase warrant, a “Warrant”). Each Warrant entitles the holder thereof to acquire one common share of the Company at an exercise price of $4.59 (CDN$4.50) per common share at any time prior to July 8, 2013. The estimated fair value of the warrants was estimated to be $2,065,531 using the Black Scholes option pricing model using a 2 year term, an expected volatility of 88% and a risk free interest rate of 1.20%. The fair value of the warrants is included in Additional Paid-in Capital.

The Company granted to the syndicate of underwriters, an option (the “Over-Allotment Option”), exercisable in whole or in part at any time up to 30 days following the closing of the Offering, to purchase up to an additional 15% of the Offering solely to cover over-allotments. Over-Allotment Option entitles the underwriter to purchase a maximum of 570,000 units (the “Over-Allotment Unit”) at the Offering price, and 285,000 warrants (the “Over-Allotment Warrant”) at $0.33 (CDN$0.32). The estimated fair value of the Over-Allotment Option was estimated to be $261,065 using the Black Scholes option pricing model using a 30-days term, an expected volatility of 61% and a risk free interest rate of 1.00%. The fair value of the Over-Allotment Option has been recorded as share issue costs.

Prior to the expiry of the Over-Allotment Option, the Underwriters purchased 212,500 Over- Allotment Unit for a gross proceed of $748,007 and 100,445 Over-Allotment Warrant for a gross proceed of 32,795. Each Over-Allotment Unit is comprised of one common share and one half of one common share purchase warrant of the Company. Each whole warrant entitles the holder thereof to acquire one common share of the Company at an exercise price of $4.59 (CDN$4.50) per common share at any time prior to July 8, 2013. The estimated fair value of the warrants is $129,074 using the Black Scholes option pricing model using a 2 year term, an expected volatility of 88% and a risk free interest rate of 1.20%. The fair value of the warrants is included in Additional Paid-in Capital. The gross proceed of the Over-Allotment Warrant is included in Additional Paid-in Capital. Each Over-Allotment Warrant entitles the holder to acquire a warrant to acquire one common share of the Company at an exercise price of $4.59 (CDN$4.50) per common share at any time prior to July 8, 2013.

The Company paid 6% of the gross proceeds of the offering as cash commission. The cash commission and other expenses for a total of $1,196,478 have been recorded as share issue costs. The Company also granted an option (the “Compensation Option”) equal to 6% of the Offering including the issue of Over-Allotment Units. The total 240,750 Compensation Option entitles the underwriter to purchase one unit (the “Compensation Unit”) for 24 months after closing of the Offering. Each Compensation unit includes one common share (the “Compensation Share”) and one half of one warrant (the “Compensation Warrant”). Each Compensation Warrant is exercisable for 24 months after closing at $4.59 (CDN$4.50) per warrant. The estimated fair value of the Compensation Unit was estimated to be $319,956 using the Black Scholes option pricing model using a 2 year term, an expected volatility of 88% and a risk free interest rate of 1.20%. The fair value of the Over-Allotment Option has been recorded as share issue costs.

Naturally Advanced Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

3.	Capital Stock (cont.)

b)

Total of 798,731 shares were issued pursuant to the exercise of employee and consultants options between $0.87 and $1.15 per share for proceeds of $823,618. Total of 698,231 options with total proceed of $716,258 were exercised by the directors and officers of the Company.

	c)	Total of 910,587 shares issued pursuant to the exercise of warrants between $1.25 and $1.95 per share for proceeds of $1,648,341.

	d)	Total of 39,451 shares issued pursuant to the exercise of agent’s warrants at $1.38 for proceeds of $ 54,442.

e)

Total of 49,233 units were issued pursuant to the exercise of agent’s warrants at $1.10 for proceeds of $ 54,156. Each agent’s unit consists of one common share and one half non- transferable common stock purchase warrant exercisable at $1.38 per share expiring September 2012.

Share purchase warrants outstanding at September 30, 2011, are summarized as follows:

		Weighted Average
		Remaining
Range of Exercise Prices	Number of Shares	Contractual Life (yr)
$1.10 - $4.59	3,294,219	1.54

Share purchase warrants outstanding are:
		Weighted-
		Average
	Shares	Exercise Price
Warrants outstanding at December 31, 2010	1,928,918	$1.54
Warrants granted during the period	3,227,072	3.89
Warrants expired during the period	(549,545)	2.43
Warrants exercised during the period	(1,312,226)	1.93
Warrants outstanding at September 30, 2011	3,294,219	$3.57

Naturally Advanced Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

3.	Capital Stock (cont.)

Stock options outstanding at September 30, 2011 are summarized as follows:

Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (yr)	Price	Exercisable	Price

$0.87 - $2.77	5,816,921	3.42	$1.46	3,571,503	$1.17

Stock options outstanding are:
		Weighted-Average
	Shares	Exercise Price
Options outstanding, December 31, 2010	5,339,877	$1.08
Options issued during the period	1,720,000	2.40
Options exercised during the period	(798,731)	1.03
Options expired during the period	(444,225)	1.15
Options outstanding, September 30, 2011	5,816,921	$1.46

During the nine month period ended September 30, 2011, 798,731 options were exercised and a total of $424,542 has been reclassified from additional paid-in capital to capital stock.

During the nine month period ended September 30, 2011, the Company granted a total of 1,720,000, five year common stock options to employees and consultants, exercisable between $1.55 - $2.77 per share, with a fair value of $3,172,455. These options were granted under the terms of the Company’s 2010 Fixed Share Option Plan.

The fair value of options issued during the period ended September 30, 2011, was determined using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	0.90% to 1.56%
Volatility factor	85% to 103%
Expected life of options, in years	5
Weighted average fair value of options granted	$1.84

During the nine month period ended September 30, 2011, 3,216,490 (2010: 462,079) options vested under the Company’s 2010 Fixed Share Option Plan. A total expense of $1,632,426 (2010: $557,928) were recorded as stock-based compensation, of this amount $653,672 (2010-$170,611) was included in Consulting and Contract Labour expense and $978,754 (2010- $387,317) was included in Salaries and Benefits expense.

Naturally Advanced Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

4.	Note payable

As at September 30, 2011 the Company owed $200,000 (December 31, 2000 - $200,000) on a note payable which was due on August 22, 2011. The loan bears interest rate at 12% per annum. Included in accrued liabilities at September 30, 2011 is an accrual for interest of $167,283 (December 31, 2010- $151,631). The note is secured by a fixed charge and a general security interest in all assets of the Company, subject and subordinate, to any borrowing by the Company with banks and lending institutions.

On November 8, 2011, total amount of $355,218 including the principal and all outstanding accrued interest was paid to a legal trust account. The amount will be paid out upon the return of the creditor’s signed release (Note 8).

5.	Customer Deposit

At September 30, 2011, the Company had received a refundable deposit of $375,000 (December 31, 2010 - $125,000) for goods to be manufactured.

6.	Derivative liability

Derivative liability consists of warrants that were originally issued in private placements which have exercise prices denominated in United States dollars. The fair value of these warrants was determined using the Black-Scholes option pricing model, and adjusted for market liquidity. The Fair value adjustment on derivative liability has no net effect on the Company’s consolidated statement of cash flows.

7.	Restatement

The consolidated financial statements for the period ended September 30, 2010 have been restated to correct the accounting for warrants that were issued in connection with a previous private placement. The exercise price of these warrants is denominated in United States dollars, which differs from the Company’s functional currency (Canadian dollar) and therefore these warrants cannot be considered to be indexed to the Company’s own stock. Accordingly the fair value of the warrants must be accounted for as a derivative liability with changes in fair value recorded in the statement of operations.

The effect of the resulting adjustments on the company’s consolidated financial statements for the year ended September 30, 2010 is as follows:

Consolidated statement of operations for the three months period ended September 30 2010
	As previously
	reported	Adjustment	As restated
Fair value adjustment of derivative liability	$-	$(67,495)	$(67,495)

Consolidated statement of operations for the nine months period ended September 30 2010
	As previously
	reported	Adjustment	As restated
Fair value adjustment of derivative liability	$-	$(127,482)	$(127,482)

The Fair value adjustment on derivative liability has no net effect on the Company’s consolidated statement of cash flows.

Naturally Advanced Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

8.	Subsequent Events

a)	The Company granted 50,000 common stock options, exercisable at $2.18 per share for five years.

b)

With respect to the Note payable (Note 4), on November 8, 2011, total amount of $355,218 including the principal and all outstanding accrued interest was paid to a legal trust account. The amount will be paid out once the return of the creditor’s signed release.

c)	Subsequent to September 30, 2011, 522,000 shares were issued pursuant to the exercise of options at prices between $0.87 and $1.45 per share for total proceeds of $744,440.

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

OVERVIEW

We are a Green Tech company focused on providing environmentally friendly textile, composite, biomass and pulping solutions through the cost effective process of converting bast fiber crops via our patented CRAiLAR® and CRAiLEXTM technologies . We are bringing sustainable bast fiber-based products to market, providing environmentally friendly natural fiber alternatives for a broad range of existing and emerging product applications, with equivalent or superior performance characteristics to cotton, wood or fossil-fuel based competitors. As of the date of this Report, our business operations consist of the development and execution of our proprietary processing platforms called CRAiLAR® and CRAiLEXTM technology, which are bast fiber processing technologies targeted at the textile, pulping, composite and plastics industries.

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

In June 2011 the Company entered into a joint development agreement with Hercules Incorporated a subsidiary of Ashland Inc beginning June 2011 to support evaluation of CRAiLEX cellulosic products for multiple products.

On July 14, 2011 the Company entered into an agreement with Carolina Eastern Precision Ag, of Pamplico, S.C., to provide agronomic consultation to the Company and its contractors in the region. Under the terms of the agreement, Carolina Eastern will assist NAT in the recruitment of growers and contractors, and advise on all cultivation related to flax that will be turned into its branded CRAiLAR fiber including seeding rates, fertilization, and weed control. NAT plans to contract with growers in the Kingstree area for fiber flax grown as a winter crop, in its first year.

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

On July 20, 2011 the Underwriter’s over-allotment option has been partially exercised and the Underwriters have purchased an additional 212,500 units (each a “Unit”) of the Company, at C$3.45 per Unit, and 100,445 warrants (each a “Warrant”) of the Company, at C$0.32 per Warrant, for aggregate gross proceeds to the Company of approximately C$765,267. Each Unit is comprised of one common share and one half of one common share purchase Warrant of the Company. Each whole Warrant entitles the holder thereof to acquire one common share of the Company at an exercise price of C$4.50 per common share at any time prior to July 8, 2013.

The Company plans to use the net proceeds from the Offering (including the net proceeds from the over-allotment option exercise) for capacity expansion, debt repayment, working capital and other general corporate purposes. The Company is confident that it now has the capital to achieve commercialization of its technology.

In August 2011, the company named Jay Nalbach to the role of Chief Marketing Officer. Mr. Nalbach was previously Brand Director at adidas Group Japan KK, and Global Head of Men’s Lifestyle Footwear for Reebok International.

In September, 2011, the company entered into a three year Crailar Fiber supply agreement with Georgia Pacific Consumer Products LLC, for the use of Crailar fiber in formed substrates for the industrial and personal care markets. The agreement is automatically extendable to ten years upon notification by GP of the intention to do so.

In September, 2011, the company announced the appointment of Tom Robinson to the role of Chief Operating Officer, and the transition of Jason Finnis, the company’s co-founder, to the role of Chief Innovation Officer. Mr. Robinson joins the company after twenty-seven years of experience in the textile industry. He joins the company from International Textile Group (ITG), where he was most recently Vice President of Cotton Operations Planning and Technical Support in the company’s apparel division. Mr. Finnis’s newly created role will focus on ways to improve NAT’s processing techniques, throughput efficiencies, and yield.

In September, 2011, the company entered into an agreement with Westex Inc, for the evaluation and development of Crailar Fibers in flame and arc resistant fabrics for the industrial, military and service sector industries. Westex Inc. is the market leader in this category.

In September, 2011, the company entered into a purchasing agreement for a minimum of one and a half million pounds of CRAiLAR® Flax fiber with Brilliant Global LTD, the Hong Kong-based private label knitwear manufacturer which produces a broad spectrum of sweater and accessory items in natural fibers for globally recognized brands and retailers. The first retail introduction of Crailar fibers in this market is expected to be at the beginning of the second quarter 2012.

In October 2011, the company entered into an agreement with Carhartt Inc., for the evaluation and development of Crailar Fiber in work wear apparel. Carhartt are the industry leader in work wear apparel, with a broad distribution of product in both retail and corporate markets. Crailar Fibers are expected to add performance improvements to Carhartt garments in durability, moisture management and dye chemical savings.

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

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	% Change	2011	2010	% Change
Loss from Operations	($465,099)	($969,678)	48%	($4,384,770)	($2,510,766)	(75%)
Gain (Loss) from Discontinued Operations	($0.00)	($49)		($0.00)	$ 11,475
Net Loss	($465,099)	($969,727)	48%	($4,384,770)	($2,499,291)	(75%)
Loss/share Operations	($0.01)	($0.03)		($0.12)	($0.07)
Loss/share discontinued	($0.00)	($0.00)		($0.00)	($0.00)

Three Month Period Ended September 30, 2011, Compared to three Month Period Ended September 30, 2010

Revenue and Gross Margins

Our net operational loss from continuing operations during the three-month period ended September 30, 2011, was ($465,099) compared to ($969,678) during the three-month period ended September 30, 2010 (a decrease in loss of $ 504,579). The decrease in loss was due to a gain in the fair value adjustment of a derivative liability, and a gain in foreign exchange transactions.

Operating Expenses

During the three-month period ended September 30, 2011, we recorded operating expenses of $1,588,325 compared to operating expenses of $810,211 for the same period in 2010. Operating expenses consisted of:

  $68,882 (2010: $61,496) in advertising and promotion, an increase of 12%;

  $16,767 (2010: $8,426) in amortization and depreciation, an increase of 99%;

  $275,943 (2010: $136,512) in consulting and contract labour, an increase of 102%;

  $156,566 (2010: $87,944) in general and administrative, an increase of 78%;

  ($141,619) (2010:$6,144) in a foreign exchange gain, a decrease of 2,300%;

  $8,437 (2010: $35,202) in interest, a decrease of 76%;

  $98,592 (2010: $82,147) in professional fees, an increase of 20%;

  $179,434 (2010: $169,646) in research and development, an increase of 6%; and

  $925,323 (2010: $222,694) in salaries and benefits, an increase of 315%.

Consulting and contract labor expenses increased to $275,943 for the three-month period ended September 30, 2011, from $136,512 compared to the same period in 2010 due to an increase in stock based compensation.

General and administrative expenses increased to $156,566 for the three-month period ended September 30, 2011, compared to $87,944 for the same period in 2010. The increase in general and administrative expenses was primarily due to higher travel costs and the opening of a U.S.A office.

A gain in foreign exchange transaction of $141,619 for the three month period ended September 30, 2011 compared to a loss of $6,144 for the same period in 2010.

Interest expenses decreased to $8,437 for the three-month period ended September 30 2011, compared to $35,202 for the same period in 2010. The decrease in interest was attributable to the repayment of the loan from a director.

Professional fees were $98,592 for the three month period ended September 30, 2011, compared to $82,147 for the same three month period in 2010. This was due to higher legal fees associated with the signing of commercial agreements.

Research and development costs were $179,434 for the three-month period ended September 30, 2011, compared to $169,646 for the same three-month period in 2010. This was due to costs associated with the increased testing and development of CRAiLAR.

Salaries and benefits expenses increased to $925,323 for the three-month period ended September 30, 2011, compared with $222,694 for the same period in 2010. This increase was caused by the hiring of new management team members and an increase in stock based compensation. During 2011, two major commercialization agreements were signed which triggered the vesting of options for both consultants and employees which materially affected stock based compensation expense.

Net Loss

Our net loss during the three-month period ended September 30, 2011, was ($465,099, or $0.01 per share) compared to ($969,727, or $0.03 per share) during the three-month period ended September 30, 2010, which represents a decrease in net loss of 48%. The decrease in loss was due to a gain in the fair value adjustment of a derivative liability, and a gain in foreign exchange transactions.

For the three-month period ended September 30, 2011, the weighted average number of shares outstanding was 40,741,147 compared to 35,297,386 at September 30, 2010.

Nine Month Period Ended September 30, 2011, Compared to nine Month Period Ended September 30, 2010

Revenue and Gross Margins

Our net operational loss from continuing operations during the nine-month period ended September 30, 2011, was ($4,384,770) compared to ($2,510,766) during the nine-month period ended September 30, 2010 (an increase in loss of $1,874,004 ). The increase in loss was due to a loss in the fair value adjustment of a derivative liability, an increase in stock based compensation, an increase in research and development cost and an increase in professional fees.

Operating Expenses

During the nine-month period ended September 30, 2011, we recorded operating expenses of $4,009,617 compared to operating expenses of $2,291,312 for the same period in 2010. Operating expenses consisted of:

  $178,485 (2010: $164,357) in advertising and promotion, an increase of 9%;

  $38,065 (2010: $25,155) in amortization and depreciation, an increase of 51%;

  $899,350 (2010: $361,162) in consulting and contract labour, an increase of 49%;

  $393,799 (2010: $283,995) in general and administrative, a decrease of 38%;

  ($132,087) (2010:$3,488) in a foreign exchange gain, a decrease of 3,787%

  $87,297 (2010: $158,541) in interest, a decrease of 45%;

  $297,107 (2010: $179,093) in professional fees, an increase of 66%;

  $627,503 (2010: $429,644) in research and development, an increase of 46%; and

  $1,620,098 (2010: $685,877) in salaries and benefits, an increase of 136%.

Consulting and contract labor expenses increased to $899,350 for the nine-month period ended September 30, 2011, from $361,162 compared to the same period in 2010 due to an increase in stock based compensation.

General and administrative expenses increased to $393,799 for the nine-month period ended September 30, 2011, compared to $283,995 for the same period in 2010. The increase in general and administrative expenses was primarily due to higher travel costs and the opening of a U.S. office.

A gain in foreign exchange transaction of $132,087 for the nine month period ended September 30, 2011 compared to a loss of $3,488 for the same period in 2010.

Interest expenses decreased to $87,297 for the nine-month period ended September 30 2011, compared to $158,541 for the same period in 2010. The decrease in interest was attributable to the repayment of the loan from a director and a charge for extending the expiry date of share purchase warrants was included in interest expense the previous year.

Professional fees were $297,107 for the nine month period ended September 30, 2011, compared to $179,093 for the same month period in 2010. This was due to higher legal fees associated with the signing of commercial agreements.

Research and development costs were $627,503 for the nine-month period ended September 30, 2011, compared to $429,644 for the same period in 2010. This was due to costs associated with the development of CRAiLEX and increased testing and development of CRAiLAR.

Salaries and benefits expenses increased to $1,620,098 for the nine-month period ended September 30, 2011, compared with $685,877 for the same period in 2010. This increase was caused by the hiring of new management team members and an increase in stock based compensation and bonuses to management. During 2011, two major commercialization agreements were signed which triggered the vesting of options for both consultants and employees which materially affected stock based compensation expense.

Net Loss

Our net loss during the nine-month period ended September 30, 2011, was ($4,384,770, or $0.12 per share) compared to ($2,499,291, or $0.07 per share) during the nine-month period ended September 30, 2010, which represents an increase in net loss of $1,885,479. This increase in net loss was primarily due to the loss from the fair value adjustment of a derivative liability $375,153, (2010 a gain of $127,482), an increase in stock based compensation $1,632,426, (2010 – $557,928), an increase in professional fees $297,107, (2010-$179,093) and an increase in research and development costs $627,503, (2010 - $429,644).

For the nine-month period ended September 30, 2011, the weighted average number of shares outstanding was 37,362,272 compared to 34,338,647 at September 30, 2010.

Liquidity and Capital Resources

For the nine-month period ended September 30, 2011, our current assets were $11,357,626 and our current liabilities were $1,082,465 which resulted in a working capital surplus of $10,275,161. As at September 30, 2011, total assets were $11,810,521, consisting of:

  $10,613,523 in cash and cash equivalents;

  $92,737 in accounts receivable;

  $566,852 in inventory;

  $84,514 in prepaid expenses and other;

  $349,592 in property and equipment; and

  $103,303 in intangible assets.

Significant changes to our assets in 2011 have been an increase in our cash balance due to a capital raise, an increase in inventory, attributable to the purchase of flax seed for the upcoming crop seeding and the purchase of equipment for our processing line.

As at September 30, 2011, total liabilities were $1,958,874 and were comprised of:

  $307,087 in accounts payable;

  $375,000 in customer deposits;

  $200,378 in accrued liabilities;

  $200,000 in note payable; and

  $876,409 in derivative liabilities.

A significant change to our liabilities in 2011 has been the repayment of the amount due to a related party.

Stockholders’ Equity increased by $12,366,289 from ($2,514,642) at December 31, 2010, to $9,851,647 at September 30, 2011.

Cash Flows from Operating Activities

The cash flows used in operations of continuing operations for the nine-month period ended September 30, 2011, were ($3,071,092) compared with ($1,714,624) for the same period in 2010. Cash flows used in operations for the nine-month period ended September 30, 2011, consisted primarily of a net loss of ($4,384,770) from continuing operations, offset by certain items, including, stock based compensation of $1,632,426, (2010 - $557,928), fair value adjustment of derivative liability $375,153, (2010 – ($127,482)); increase in accounts receivable of ($61,911), (2010 – ($37,629) ); increase in inventory ($566,852), (2010 - $nil); increase in prepaid expenses ($9,568), (2010 - $845); decrease in accounts payable of ($219,152), (2010 – $141,641), an increase in customer deposits of $250,000, (2010- $Nil); a decrease in accrued liabilities of ($124,483), (2010 – ($164,669)); and amounts due to related parties ($-), (2010 – $527).

Cash Flows from Investing Activities

The cash flows used in investing activities for the nine-month period ended September 30, 2011, were ($358,677) compared to ($12,846) for the same period in 2010. Cash flows used in investing activities consisted of a purchase of property and equipment totaling $308,819 in 2011 (2010 - $3,552) and the acquisition of trademarks and licenses totaling $49,858 in 2011 (2010 - $9,294).

Cash Flows from Financing Activities

Cash flows provided by financing activities for the nine month period ended September 30, 2011, totaled $15,541,014 versus

$1,668,235 during the same period in 2010. The primary source of cash flows from financing activities during these two periods was the issuance of capital stock. The Company also repaid the amount owing related parties ($956,945).

Effect of Exchange Rate

The effect of exchange rates on cash resulted in an unrealized loss of ($561,616) for the nine months ended September 30, 2011, as compared with an unrealized loss of ($71,372) in the same period of 2010.

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

PLAN OF OPERATION

Management expects to continue expanding its business platform through the development and commercialization of CRAiLAR® Fibers and CRAiLEXTM Advanced Materials technology for bast fiber processing and production, with resulting textile, composite, pulp and fiber products expected to address inherent environmental and risk mitigation problems currently affecting these industries.

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

The all-natural, CRAiLAR process is the first to successfully remove the binding agents from flax that contribute to its stiff texture. The process bathes bast fibers in a proprietary enzyme wash that transforms them into soft, yet strong and durable textile fibers, which can be used in both fashion and industrial applications. CRAiLAR blended with cotton will create a fiber that will have improved durability, superior dye characteristics and less shrinkage than a cotton only fiber.

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

Our technology was developed to work on all bast fiber crops including hemp and flax. Hemp was the initial focus as it is an emerging industry in Canada. As flax is also a bast fiber crop, the CRAiLAR process works very well without any modification. CRAiLAR is a versatile technology and also performs well on jute, kenaf, and other similar crops. At the end of April of 2010, we announced that we had successfully spun not only a hemp-cotton combination but we’d also successfully spun a flax-cotton combination. We found the CRAiLAR flax to be of very high quality and ideally suited for fine knit items such as T-shirts. While hemp is also well suited for knit garments, the legal issues surrounding the crop in the USA combined with the farming learning curve that will be necessary to begin the agricultural supply chain, make commercialization of this fiber more difficult than flax. Hemp grows larger and its fibers are coarser. Hemp can currently not be grown in the US while flax has no such restrictions. Flax has very similar properties to hemp but produces finer fibers and is well suited to be grown in the US. The environmental sustainability of flax is virtually identical to hemp with the exception that hemp produces more biomass per acre than flax. However, the flax plant generates a higher percentage of bast fiber per plant than hemp. Our testing on CRAiLAR Flax has shown that performance benefits are the same or similar to CRAiLAR Hemp.

Flax has been used for textile applications for thousands of years but when processed using traditional mechanical techniques, it is labor intensive, costly to process and has a rougher hand feel than cotton and polyester. Traditionally processed flax must also be spun on specialty linen machinery making it unviable for mass production.

Unlike hemp, flax may be legally grown in the USA. This presents some unique opportunities from a supply-chain perspective that can help accelerate the steps towards commercialization.

With mill delivered cotton priced currently at $1.15 per pound, flax is a cost-effective raw material for fiber production. Flax is easy to grow with minimal use of herbicides, pesticides and engineered irrigation that significantly reduces costs as compared to other natural fibers.

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

In July of 2009 we announced Joint Development Agreements with Hanesbrands Inc., and Georgia Pacific Consumer Products, for our CRAiLAR Fiber technology evaluation, and commercial scale up capability. Since then, we have conducted increasingly larger bulk commercial trials in both partners’ facilities to provide evidence of our ability to seamlessly integrate into existing natural fiber operations and to validate the performance attributes of our fiber, over the materials they would be replacing. On December 1, 2010, the Company announced that it had entered into a short-term supply agreement with Hanesbrands Inc. for the continued development of CRAiLAR Flax fiber.

In March 2011 we announced the signing of a Fiber Supply Agreement with Hanesbrands Inc. that defines how Hanesbrands will purchase, brand and determine joint pricing models for CRAiLAR fiber. The term of the commercialization agreement is for ten years and gives Hanesbrands exclusivity in certain clothing categories, for defined time periods

The companies recently completed spinning trials using the CRAiLAR flax fibers, and the supply agreement allows for Hanesbrands to pre-purchase CRAiLAR Flax fiber from Naturally Advanced Technologies for additional product testing. The agreement calls for Hanesbrands to purchase up to $375,000 of CRAiLAR Flax fiber between December 1, 2010 and December 31, 2011. During Q4 – 2011, the Company started shipping fiber under the terms of the supply agreement to Hanesbrands.

In March 2011 we announced the signing of a short term Fiber Supply Agreement with Georgia Pacific LLC that allows GP to purchase quantities of Crailar Flax Fiber for the further evaluation of formed substrate applications. The companies recently completed successful trials using Crailar Flax Fiber in formed substrates, and this additional evaluation will allow the companies to identify additional opportunities for the use of Crailar Flax Fiber.

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

In September, 2011, the company entered into an agreement with Westex Inc, for the evaluation and development of Crailar Fibers in flame and arc resistant fabrics for the industrial, military and service sector industries. Westex Inc. is the market leader in this category.

In September, 2011, the company entered into a three year Crailar Fiber supply agreement with Georgia Pacific Consumer Products LLC, for the use of Crailar fiber in formed substrates for the industrial and personal care markets. The agreement is automatically extendable to ten years upon notification by GP of the intention to do so.

In September, 2011 , the company entered into a purchasing agreement for a minimum of one and a half million pounds of CRAiLAR® Flax fiber with Brilliant Global LTD, the Hong Kong-based private label knitwear manufacturer which produces a broad spectrum of sweater and accessory items in natural fibers for globally recognized brands and retailers. The first retail introduction of Crailar fibers in this market is expected to be at the beginning of the second quarter 2012.

In October, 2011, the company entered into an agreement with Carhartt Inc., for the evaluation and development of Crailar Fiber in work wear apparel. Carhartt are the industry leader in work wear apparel, with a broad distribution of product in both retail and corporate markets. Crailar Fibers are expected to add performance improvements to Carhartt garments in durability, moisture management and dye chemical savings.

In addition to the above agreements, the Company has identified the Kingstree area of South Carolina as an ideal region for growing winter flax crops.

As a result of identifying this geographical area as an ideal growing region, NAT incorporated a wholly owned subsidiary, Naturally Advanced Technologies, US Inc. The purpose of this subsidiary is to develop a US based flax fiber industry based around our CRAiLAR fiber technology; from the contracting of crops through to the processing of the fiber.

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

NAT announced in January of 2011 that it had entered into growing trials with Hanesbrands and the USDA-ARS, further developing the company’s agronomic know-how and its ability to produce fiber capable of being spun into finer-gauge yarns suitable for undergarments, shirting and finer-knit garments. These trials are designed to enable NAT to move to an unprecedented level of flax-fiber refinement by allowing the company to develop flax strains capable of accessing all sectors of the industry. The research project has resulted in 200 acres of flax being planted in the Kingstree region this past winter. The trial crop was harvested in mid May and will dew ret in the fields before being baled and then entering the CRAiLAR process. Summer crops such as cotton and soybeans will be planted in time for a full summer season proving the viability of flax as a winter rotation crop in the South East. The Company expects to contract significantly higher acreage for the 2011/2012 growing season. The Company has also identified other suitable North American growing regions, such as the Willamette Valley in Oregon, Southern Vermont, and growing regions in Michigan and Maine

In July 2011 the Company entered into an agreement with Carolina Eastern to provide agronomic consultation to NAT. Carolina Eastern will assist in the recruitment of growers and contractors and advise on all cultivation plans regarding flax. The companies plan to contract 15,000 acres of flax in the first year. To assist on the recruitment of growers Carolina Eastern and NAT hosted a farm day in Kingstree, SC in August, which was attended by approximately 90 growers interested in growing flax.

With the completion of our financing in July 2011, NAT intends to install its first fully integrated Crailar Fiber processing facility in Kingstree SC. The company is finalizing the acquisition of an existing building in Kingstree, for the housing of its first fully integrated decortication and enzyme treatment processing facility, made available to the company at extremely favorable terms by the Williamsburg County Development Corporation. Purchase orders plus deposits for the equipment needed to both decorticate and enzymatically process Crailar Fiber have been issued, and installation of that equipment in the new facility in Kingstree is expected to commence in the first quarter of 2012. The company expects the new facility to become operational in the 2nd quarter of 2012, and to gradually ramp up production to capacity through the 3rd quarter of 2012. At full capacity, the new facility will be capable of producing 620,000 pounds of Crailar Fiber per week. Feedstock will come from both the prairies and the American Southeast, plus the growing regions identified above.

After completion of successful modification to its current pilot scale facility, the company has the capacity to decorticate up to 40,000 pounds of flax straw for enzymatic treatment at the company’s licensed third party Crailar process provider, GJ Littlewoods and sons in Philadelphia. The company has shipped the first of its scheduled weekly shipments to one of its major partners, for the initial introduction of Crailar Fiber in apparel products at retail in Q2 of 2012.

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

MATERIAL COMMITMENTS

Rana Corp.

A significant commitment for us during fiscal year 2011 is the $200,000 owed on a note payable which was due on January 22, 2011. An extension of the amount due on May 22, 2011 has been granted to August 22, 2011. Included in accrued liabilities at September 30, 2011 is an accrual for interest of $167,283. The note is secured by a fixed charge and a security interest in all assets of the Company. On November 8, 2011, total amount of $355,218 including the principal and all outstanding accrued interest was paid to a legal trust account. The amount will be paid out upon the return of the creditor’s signed release.

Loan from Director

As at September 30, 2011, the Company owed $Nil (December 31, 2010 - $956,945) to a director of the Company. On July 12, 2011 the loan was repaid including all interest.

Annual Leases

The Company is committed to current annual lease payments totaling $ 204,453 for premises under lease. The leases expire in 2014. Approximate minimum lease payments over the remainder of the leases are as follows:

$
2011	49,968
2012	99,553
2013	109,923
2014	73,977
$333,421

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

Alberta Innovates – Technology Futures (“AITF”)

In June 2007, the Company entered into a Master Agreement for Technology Development with the Alberta Innovates – Technologies Futures (“AITF”) (the “Technology Agreement”) to further develop and commercialize bast fiber technology. The Technology Agreement is intended to act as an umbrella agreement for further bast fiber development planned to be performed by AITF under different Project Agreements. During the first six months of 2011 the Company paid AITF for specific tasks to further the development of AITF’s Technology, the amount paid was $57,582(CDN - $55,537. Under the terms of the Technology Agreement the Company will be entitled to an option for an exclusive, worldwide, royalty-bearing license to use any new intellectual property developed pursuant to a Project Agreement. The royalty based on this option will be 3% of gross sales for the first $50,000,000 and 1.5% of gross sales on excess of $50,000,000. The Technology Agreement is in effect as long as there is an active Project Agreement.

Chief Executive Officer (“CEO”) Agreement

On July1, 2011, the CEO of the Company became an employee who will receive $20,800 a month along with 300,000 options. The options will vest equally over the year.

Investor Relations Agreement

On August 9, 2011, the Company hired an unrelated firm to perform investor relations activities. The agreement term is one year with ninety days notice of termination by either party. The monthly retainer is $10,000 with 70,000 stock options exercisable at $2.77 expiring August 9, 2015.

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

Item 4.             Controls and Procedures

Disclosure Controls and Procedures

Kenneth Barker, our Chief Executive Officer, and Guy Prevost, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective as of September 30, 2011.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

During the quarterly period ended September 30, 2011, we issued the following equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

  On July 5, 2011, we issued 6,500 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of $1.12 per share.

  On July 7, 2011, we issued 10,000 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of $1.02 per share.

  On July 25, 2011, we issued 1,500 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of $1.12 per share.

  On September 7, 2011, we issued 2,500 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of $1.12 per share.

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

Item 3.             Defaults upon Senior Securities

None.

Item 4.             (Removed and Reserved)

Not applicable.

Item 5.             Other Information

Not applicable

Item 6.             Exhibits

Exhibit No.	Document
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.1	Collaboration Agreement dated effective May 7, 2004 between Hemptown Clothing, Inc., and the National Research Council of Canada (2)
10.2	Renewed Collaboration Agreement dated effective December 7, 2007 between Crailar Fiber Technologies, Inc., and the National Research Council of Canada (2)
10.3	Amendment to the Renewed Collaboration Agreement dated effective February 19, 2010 between Naturally Advanced Technologies, Inc. and the National Research Council of Canada (2)
10.4	Master Agreement for Technology Development between Alberta Research Council and Crailar Fiber Technologies dated January 1, 2007 (3)
10.5	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Meriwether Accelerators LLC dated November 27, 2007 with effective date of August 24, 2007 (4)
10.6	2006 Stock Option Plan (5)
10.7	Letter Agreement dated September 2, 2008 between Naturally Advanced Technologies Inc. and Lipper/Heilshorn & Associates, Inc. (6)
10.8	Renewal of CEO Executive Services Agreement Between Naturally Advanced Technologies Inc. And Meriwether Accelerators LLC dated October 14, 2008 (7)
10.9	2008 Fixed Share Stock Option Plan (8)
10.10	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Kenneth Barker, dated for reference August 24, 2009 (10)
10.11	Service Agreement between Naturally Advanced Technologies Inc. and OrganicWorks Marketing LLC dated November 25, 2010 (10)
10.12	Equipment Lease and Location Sublease dated August 9, 2010 between Naturally Advanced Technologies, Inc. and Eastern Flax of South Carolina, LLC. (11)
10.13	2010 Fixed Share Option Plan (12)
14.1	Corporate Governance Policy (9)
14.2	Corporate Disclosure Policy (9)
14.3	Securities Trading Policy (9)
14.4	Board of Directors Charter (9)
14.5	Terms of Reference for the Chief Financial Officer (9)
14.6	Terms of Reference of Committee Chairs (9)
14.7	Audit Committee Charter (9)
14.8	Corporate Governance Committee Charter (9)
14.9	Compensation Committee Charter (9)
14.10	Disclosure Charter Policy (9)
14.11	Code of Ethics (9)
14.12	Insider Trading and Reporting Guidelines (9)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
*	Filed herewith.
(1)	Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2004, as filed with the SEC on March 31, 2005.
(2)	Filed as an exhibit to our Form 8-K as filed with the SEC on March 8, 2010.
(3)	Filed as an exhibit to our Form 8-K as filed with the SEC on June 25, 2007.
(4)	Filed as an exhibit to our Form 8-K as filed with the SEC on December 21, 2007.
(5)	Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2006 as filed with the SEC Commission on March 31, 2007.

(6)	Filed as an exhibit to our Form 8-K as filed with the SEC on September 8, 2008.
(7)	Filed as an exhibit to our Form 8-K as filed with the SEC on October 28, 2008.
(8)	Filed as an exhibit to our Form S-8 as filed with the SEC on October 10, 2008.
(9)	Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2007 as filed with the SEC on April 11, 2008.
(10)	Filed as an exhibit to our Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on April 13, 2010.
(11)	Filed as an exhibit to our Form 8-K as filed with the SEC on August 12, 2010.
(12)	Filed as an exhibit to our Form 10-Q for the quarter ended September 30, 2010, as filed with the SEC on November 15, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURALLY ADVANCED TECHNOLOGIES INC.

By:	“Kenneth C. Barker”
Kenneth C. Barker
Chief Executive Officer, and a director
Date: November 14, 2011

By:	“Guy Prevost”
Guy Prevost
Chief Financial Officer and a director
Date: November 14, 2011