Form 10-Q
period 2012-03-31
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2012-05-11
CIK 1210294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-50367

NATURALLY ADVANCED TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

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

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
42,535,133 shares of common stock as of May 3, 2012.

NATURALLY ADVANCED TECHNOLOGIES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2012
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

Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended December 31, 2011, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Naturally Advanced Technologies, Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Naturally Advanced Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(In US Dollars)
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS

Current
Cash and cash equivalents	$5,165,962	$6,340,505
Receivables	60,733	150,914
Inventory (Note 4)	1,200,842	1,035,966
Prepaid expenses and other	39,015	47,247
	6,466,552	7,574,632
Property and Equipment, net (Note 5)	3,918,718	3,202,611
Intangible Assets	112,372	107,171
	$10,497,642	$10,884,414

LIABILITIES
Current
Accounts payable	$446,805	$235,715
Accrued Liabilities	7,743	352,428
Derivative liability (Note 6)	1,443,837	1,053,498
	1,898,385	1,641,641
Capital Stock (Note 3 )
Authorized: 100,000,000 common shares without par value Issued and outstanding : 42,442,804 common shares (December 31, 2011 – 41,701,604)	29,036,653	27,428,844
Additional Paid-in Capital	5,654,287	5,174,834
Accumulated Other Comprehensive Loss	(365,162)	(423,351)
Deficit	(11,485,251)	(11,485,251)
Deficit accumulated in the development stage	(14,241,270)	(11,452,303)
	8,599,257	9,242,773
	$10,497,642	$10,884,414
Commitment (Note 7)
Subsequent Event (Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(In US Dollars)
(Unaudited)

	For the Three Month Period		Cumulative
	ended March 31,		from October 1,
			2009 to March
	2012	2011	31, 2012

Expenses
Advertising and promotion	59,870	54,823	583,962
Amortization and depreciation	50,372	10,174	157,430
Consulting and contract labour (Note 3)	216,309	245,231	2,369,258
General and administrative	185,931	109,358	1,321,962
Interest	-	35,963	297,007
Professional fees	137,555	112,370	880,657
Research and development	138,436	163,197	1,729,541
Salaries and benefits (Note 3)	1,108,273	281,858	5,456,901
Loss before other items	(1,896,746)	(1,012,974)	(12,796,718)

Other Items
Other income	-	-	1,177
Write down of equipment	-	-	(97,254)
Fair value adjustment of derivative liabilities (Note 6)	(892,221)	(414,457)	(1,359,792)

Loss from continuing operations	(2,788,967)	(1,427,431)	(14,252,587)
Profit from discontinued operations	-	-	11,317
Net loss	$(2,788,967)	$(1,427,431)	$(14,241,270)

Loss per share (basic and diluted)	$(0.07)	$(0.04)

Weighted average number of common shares outstanding (basic and diluted)	42,028,271	35,466,111

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(In US Dollars)
(Unaudited)

				Cumulative from
				October 1, 2009
	For three months ended March 31,			to
	2012		2011	March 31, 2012
Cash flows used in operating activities
Net loss from continuing operations	$(2,788,967	) $	(1,427,431)	$(14,252,587)
Adjustments to reconcile net loss to net cash from operating activities
Amortization and depreciation	50,372		10,174	157,430
Write down of equipment	-		-	97,254
Stock based compensation	743,681		375,493	4,484,171
Gain on foreign exchange	-		-	(71,990)
Fair value adjustment of derivative liability	892,221		414,457	1,359,792
Changes in working capital assets and liabilities
Increase (decrease) in accounts receivable	90,181		(38,737)	16,214
Increase in inventory	(164,876)		(32,000)	(1,200,842)
Decrease (increase) in prepaid expenses	8,232		4,958	31,110
Increase in accounts payable	211,090		27,894	108,944
Increase in customer deposits	-		250,000	-
Decrease in accrued liabilities	(344,685)		(28,613)	(121,946)
Increase in due to related parties	-		69,704	56,945
Net cash used in operating activities of continuing operations	(1,302,751)		(374,101)	(9,335,505)

Net cash provided by discontinued operations	-		2,346	79,982

Cash flows used in investing activities
Purchase of property and equipment	(756,227)		(15,801)	(3,975,704)
Acquisition of trademarks and license	(15,453)		(2,896)	(90,054)
Net cash flows used in investing activities	(771,680)		(18,697)	(4,065,758)

Cash flows used in financing activities
Issuance of capital stock and warrants	841,699		653,484	18,856,772
Note payable	-		-	(200,000)
Related party payments	-		-	(1,025,960)
Net cash flows from financing activities	841,699		653,484	17,630,812

Effect of exchange rate changes on cash and cash equivalents	$58,199		$(23,507)	$(197,016)
Increase (decrease) in cash	(1,174,543)		239,525	4,112,515

Cash and cash equivalents, beginning	6,340,505		18,493	1,053,447
Cash and cash equivalents, ending	$5,165,962		$258,018	$5,165,962
SUPPLEMENTAL CASH FLOW INFORMATION
AND NON-CASH FINANCING AND INVESTING ACTIVITIES:
Cash paid for interest	$-		$419
Cash paid for income taxes	$-		$-
Agent warrants issued as share issue costs	$-		$-

The accompanying notes are an integral part of these consolidated financial statements.

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(Unaudited)

1.	Basis of Presentation

These unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the U.S. Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the audited consolidated financial statements for the year ended December 31, 2011, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These interim unaudited consolidated financial statements should be read in conjunction with the information included in the Company’s Form 10-K filed on March 22, 2012 with the U.S. Securities and Exchange Commission.

In the opinion of management, the accompanying balance sheet and related interim statement of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

The Company evaluated events occurring between the end of its fiscal quarter, March 31, 2012 and the date financial statements were issued.

Recent accounting pronouncements with future effective dates are not expected to have an impact on the Company’s financial statements.

2.	Related Parties Transactions

During the three month period ended March 31, 2011, $225,757 (2011 - $130,167) was incurred for remuneration to officers and directors of the Company. Of this amount, $225,757 (2011 - $82,167) was recorded as salaries and benefits expense and $nil (2011 - $48,000) was recorded as consulting and contract labour expense.

3.	Capital Stock

During the three month period ended March 31, 2012, the Company issued shares as follows:

a)

A total of 451,200 shares were issued pursuant to the exercise of employee and consultants options for proceeds of $473,999. A total 352,300 options with total proceeds of $369,826 were exercised by the directors and officers of the Company.

	b)	A total of 290,000 shares issued pursuant to the exercise of warrants for proceeds of $367,700.

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(In US Dollars)

3.	Capital Stock (cont.)

Share purchase warrants outstanding are:
		Weighted-
		Average
	Shares	Exercise Price
Warrants outstanding at December 31, 2011	3,294,219	$3.57
Warrants exercised during the period	(290,000)	1.27
Warrants outstanding at March 31, 2012	3,004,219	$3.79

The weighted average remaining contractual life at March 31, 2012 is 1.16 years.

Stock options outstanding at March 31, 2012 are summarized as follows:
Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (yr)	Price	Exercisable	Price
$0.87 - $3.05	4,955,745	3.54	$1.54	3,664,494	$1.42

Stock options outstanding are:
		Weighted-Average
	Shares	Exercise Price
Options outstanding, December 31, 2011	5,281,945	1.48
Options granted during the period	125,000	2.46
Options exercised during the period	(451,200)	1.05
Options outstanding, March 31, 2012	4,955,745	$1.54

NATURALLY ADVANCED TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(In US Dollars)

3.	Capital Stock (cont.)

During the three month period ended March 31, 2012, 451,200 options were exercised and a total of $264,228 has been reclassified from additional paid-in capital to capital stock.

During the three month period ended March 31, 2012, the Company granted a total of 125,000, five year common stock options to employees, exercisable between $1.91- $3.05 per share, with a fair value of $210,136. These options were granted under the terms of the Company’s 2011 Fixed Share Option Plan.

The fair value of options issued during the period ended March 31, 2012, was determined using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	0.78% to .89%
Volatility factor	88% to 89%
Expected life of options, in years	5
Weighted average fair value of options granted	$1.68

During the three month period ended March 31, 2012, 671,250 (2011: 401,676) options vested under the Company’s 2011 Fixed Share Option Plan. A total expense of $743,681 (2011: $375,493) were recorded as stock- based compensation, of this amount $107,236 (2011-$193,838) was included in Consulting and Contract Labour expense and $636,445 (2011- $181,655) was included in Salaries and benefits expense.

4.	Inventory

As at March 31, 2012, the inventory consists of the cost of flax seed planted and to be planted and $163,087 of indirect costs capitalized for payment to farmers.

5.	Property and Equipment

During 2011, the Company signed agreements to purchase equipment for a total price of $7,686,252 ( Euro 5,590,815), which is payable in installments and due upon the achievement of certain milestones. Full payment is expected within 2012. The Company paid $2,749,453 (Euro 1,935,642) as deposits. No amortization will be taken until the equipment is in production.

6.	Derivative liability

Derivative liability consists of warrants that were originally issued in private placements which have exercise prices denominated in United States dollars (a currency other than the Company’s functional currency). The fair value of these warrants was determined using the Black-Scholes option pricing model. The fair value adjustment on derivative liability has no net effect on the Company’s consolidated statement of cash flows.

7.	Commitment

During the three month period ended March 31, 2012, the Company signed a lease for an industrial and office building. The initial term of the lease is for ten years with two additional five-year extension terms. Commencing January 1, 2014, the annual basic rent will be $146,930 and increasing to $220,395 from June 1, 2018 to May 31, 2022.

8.	Subsequent Events

Subsequent to March 31, 2012, 68,329 options were exercised for proceeds of $91,708 and 23,000 warrants were exercised for proceeds of $33,750.

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

In March 2012, the Company entered into arrangement whereby it has partnered with Barnhardt Manufacturing Company to further expand its manufacturing capacity by having Barnhardt executing the CRAiLAR® enzymatic process exclusively for the Company.

In April 2012, the Company entered into a short term CRAiLAR® Flax fiber development agreement with PVH Corp. to support evaluation of processing CRAiLAR® Flax fiber in dress and sports shirt lines.

In April 2012, the Company earned the USDA Certified Biobased Product Label for its CRAiLAR® Flax fiber, which verifies that the product’s amount of renewable biobased ingredients meets or exceeds prescribed USDA standards.

In May 2012, the Company entered into a joint development agreement with Austria-based Lenzing Group (Vienna) to evaluate the blending of CRAiLAR® Flax fiber with TENCEL® (Lyocell) and Lenzing Modal®.

RESULTS OF OPERATIONS

Three Month Period Ended March 31, 2012, Compared to three Month Period Ended March 31, 2011

Three months ended March 31st
	2012	2011	% Change
Loss from Continuing Operations	($2,788,967)	($1,427,431)	(95%)
Net Loss	($2,788,967)	($1,427,431)	(95%)
Loss/share continuing operations	($0.07)	($0.04)

Revenue and Gross Margins

Our net operational loss from continuing operations during the three-month period ended March 31, 2012, was ($2,788,967) compared to ($1,427,431) during the three-month period ended March 31, 2011 (an increase in loss of $1,361,536). The increase in loss was due to an increase in salaries & benefits expense, stock based compensation, an increase in general and administrative expense, professional fees, as well as a loss from the fair value adjustment of a derivative liability.

Operating Expenses

During the three-month period ended March 31, 2012, we recorded operating expenses of $1,896,746 compared to operating expenses of $1,012,974 for the same period in 2011. Operating expenses consisted of:

  $59,870 (2011: $54,823) in advertising and promotion, an increase of 9%

  $50,372 (2011: $10,174) in amortization and depreciation, an increase of 395%;

  $216,309 (2011: $245,231) in consulting and contract labour, an decrease of 11%;

  $185,931 (2011: $109,358) in general and administrative, an increase of 70%;

  $ Nil (2011: $35,963) in interest, a decrease of 100%;

  $137,555 (2011: $112,370) in professional fees, an increase of 22%;

  $138,436 (2011:$163,197) in research and development, a decrease of 15%; and

  $1,108,273 (2011: $281,858) in salaries and benefits, an increase of 293%

Advertising and promotion expenses increased to $59,870 for the three-month period ended March 31, 2012, from $54,823 for the same period in 2011. The increase in advertising and promotion was primarily due to an increase in public relations costs.

Amortization and depreciation expenses increased to $50,372 for the three-month period ended March 31, 2012, from $10,174 for the same period in 2011. The increase in plant equipment depreciation was the cause for the increase in expense.

Consulting and contract labor expenses decreased to $216,309 for the three-month period ended March 31, 2012, from $245,231, compared to the same period in 2011 was primarily due to decrease in stock-based compensation.

General and administrative expenses decreased to $185,931 for the three-month period ended March 31, 2012, compared to $109,358 for the same period in 2011. The increase in general and administrative expenses was primarily due to travel and office costs.

Interest expenses decreased to ($nil) for the three-month period ended March 31, 2012, compared to $35,963 for the same period in 2011. The decrease is attributable to the repayment of all outstanding loans.

Professional fees were $137,555 for the three-month period ended March 31, 2012, compared to $112,370 for the same three-month period in 2011. The primary cause for the increase was associated with the new facility in South Carolina.

Research and development costs were $138,436 for the three-month period ended March 31, 2012, compared to $163,197 for the same three-month period in 2011. During the period equipment modification, the processing of CRAiLAR® fiber for our development partners and the quarterly payment to the NRC have been our principle research and development cost. Our development partners purchased approximately $6,563 of Crailar fiber which has been subtracted from those costs.

Salaries and benefits expenses increased to $1,108,273 for the three-month period ended March 31, 2012, compared with $281,858 for the same period in 2011. This increase was caused by additional hires and an increase in stock based compensation.

Net Loss

Our net loss during the three-month period ended March 31, 2012, was ($2,788,967), or $0.07 per share compared to ($1,427,431) or $0.04 per share during the three-month period ended March 31, 2011, which represents an increase in net loss of 95%. The increase in loss was due primarily to, an increase in general and administrative expense, salaries and benefits expense as well as a loss from the fair value adjustment of a derivative liability. For the three-month period ended March 31, 2012, the weighted average number of shares outstanding was 42,028,271 compared to 35,466,111 at March 31, 2011.

Liquidity and Capital Resources

For the three-month period ended March 31, 2012, our current assets were $6,466,552 (2011 - $7,574,632) and our current liabilities were $ 1,898,385 (2011 - $1,641,641) which resulted in working capital of $4,568,167 (2011 - $5,932,991). As at March 31, 2012, total assets were $10,497,642, consisting of:

  $5,165,962 in cash and cash equivalents;

  $60,733 in accounts receivable;

  $1,200,842 in inventory;

  $39,015 in prepaid expenses and other;

  $3,918,718 in property and equipment; and

  $112,372 in intangible assets.

As at March 31, 2012, total liabilities were $1,898,385 and were comprised of:

  $446,805 in accounts payable;

  $7,743 in accrued liabilities; and

  $1,443,837 in derivative liabilities.

Stockholders’ Equity decreased by ($643,516) from $9,242,773, at December 31, 2011, to $8,599,257 at March 31, 2012.

Cash Flows from Operating Activities

The cash flows used in operations of continuing operations for the three-month period ended March 31, 2012, were ($1,302,751) compared with ($374,101) for the same period in 2011. Cash flows used in operations for the three-month period ended March 31, 2012, consisted primarily of a net loss of ($2,788,967) (2011 – ($1,427,431)) from continuing operations, offset by certain items, stock based compensation of $743,681 (2011 - $375,493), fair value adjustment of derivative liability $892,221 (2011 – $414,457); an increase in accounts receivable $90,181, (2011 – ($38,737)); and increase in inventory ($164,876), (2011 – ($32,000)); a decrease in prepaid expenses of $8,232, (2011 - $ 4,958); increase in accounts payable of $211,090 (2011 – $27,894), and a decrease in accrued liabilities of ($344, 685), (2011 – ($28,613)).

Cash Flows from Investing Activities

The cash flows used in investing activities for the three-month period ended March 31, 2012, were ($771,680) compared to ($18,697) for the same period in 2011. Cash flows used in investing activities consisted of a purchase of property and equipment totaling ($756,227) in (2011 – ($15,801)) and the acquisition of trademarks and licenses totaling ($15,453) in (2011 – ($2,896)).

Cash Flows from Financing Activities

Cash flows provided by financing activities for the three-month period ended March 31, 2012, totaled $841,699 versus $653,484 during the same period in 2011. The Company issued capital stock for proceeds of $841,699 (2011 - $653,484).

Effect of Exchange Rate

The effect of exchange rates on cash resulted in an unrealized gain of $58,189 for the three-months ended March 31, 2012, as compared with an unrealized loss of ($23,507) in the same period of 2011.

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

In March 2012, we signed a lease for an approximately 147,000 square foot building on 52 acres outside of Pamplico, South Carolina. The building is currently undergoing the renovations necessary to process Crailar fiber. In the first stage, the decortication process will begin in Q3 of 2012 with wet processing planned to begin in early 2013.

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

In March 2012 we entered into an agreement with Tintoria Piana to execute the CRAiLAR® enzymatic process, augmenting the Company’s plans for manufacturing capacity. The agreement calls for Tintoria to commence production in Q3 2012. Tintoria’s history in textiles dates to 1582 in Biella, Italy. The privately held, family-owned business has dyed fiber for the traditional apparel business for more than 60 years, and operates principally out of Cartersville, Georgia in North America.

In March 2012 we announced that we had partnered with Barnhardt Manufacturing Company to further expand its manufacturing capacity. The agreement calls for Barnhardt to execute the CRAiLAR enzymatic process exclusively for NAT, and expands upon manufacturing plans announced earlier this month.

Founded in 1929, Charlotte, N.C.-based Barnhardt is a global supplier of cotton for medical, health and beauty aids, and nonwoven fabrics. It currently supplies processed fiber to companies that demand similar standards to those of NAT's global brand partners, and this third-party manufacturing agreement gives NAT the ability to scale to demand from existing and future partners. Barnhardt will commence production for NAT in Q3 2012.

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

PRODUCTION PLAN

With the completion of our financing in July 2011, we intend to install our first fully integrated CRAiLAR® Fiber processing facility in the Florence region of South Carolina. The company is finalizing the lease of an existing building in the region, for the housing of its first fully integrated decortication and enzyme treatment processing facility. Purchase orders plus deposits for the equipment needed to both decorticate and enzymatically process CRAiLAR® Fiber have been issued, and installation of that equipment in the new facility is expected to commence in the second quarter of 2012. The company expects the new facility to become operational in the 3rd quarter of 2012, and to ramp up production through 2012. At full capacity, the new facility will be capable of producing 620,000 pounds of CRAiLAR® Fiber per week. Feedstock will come from the prairies, the American Southeast, Northeast, Northwest and Europe.

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

As a result of this optimized process, we entered into the agreements with Tintoria Piana and Barnhardt Manufacturing to execute the CRAiLAR® enzymatic process, augmenting the Company’s plans for manufacturing capacity.

The Company believes that outsourced manufacturing allows for faster expansion of our technology proposition while significantly reducing the capital requirements to scale up to meet demand.

CRAILEX

Finally, the testing and evaluation of our CRAiLEXTM Advanced Materials pulping technology continues with a joint development agreement with Hercules Incorporated, a subsidiary of Ashland Inc.

CRAiLEXTM is the brand name for the purified pulp created from a patented process that is exclusively held by the Company. In recent tests, CRAiLEXTM has proven to exhibit higher-grade value pulps than other hard or soft-wood pulps. This is due to the unique cellular structure of bast fibers, namely hemp, and the less damaging CRAiLEXTM pulping process which preserves the fiber integrity. The pulps are used by Ashland to create its line of cellulosic products including ethers and additives for multiple industries. We would create market opportunities in the higher end cellulosic yarns market, which we plan to market to our growing roster of global apparel brands. We expect the completion of the final round of evaluation and testing of our dissolving pulp qualities to be confirmed by Ashland in Q2 of 2012, whereafter the structure of commercialization of the technology will become a key priority.

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

MATERIAL COMMITMENTS

Production Equipment

At March 31, 2012, the Company had commitments of $5,024,744 (Euro 3,654,360) to purchase production equipment to begin commercial production of Crailar fiber. The Company intends to fulfill these commitments with a mixture of cash and debt.

Annual Leases

The Company is committed to current annual lease payments totaling $688,257 for premises under lease over the next 5 years. Approximate minimum lease payments over the 5 year period are as follows:

$
2012	81,511
2013	100,814
2014	212,072
2015	146,930
2016	146,930

Total	688,257

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

Over the term of the amended agreement, the Company will pay the NRC a total of $280,536 divided into nine payments up to May 9, 2012. As of the date of these statements all payments due in 2012($41,620) have been paid.

Technology License Agreement

On November 1, 2006, the Company entered into a technology license agreement with the NRC. The license agreement provides the Company a worldwide license to use and sublicense the NRC technology called CRAiLAR®. The Company paid an initial $25,000 (CDN $25,000) fee and will pay an ongoing royalty of 3% on the first $50,000,000 of sales, with the royalty dropping to 1.5% of sales over $50,000,000 of products derived from the CRAiLAR® process to the NRC with a minimum annual payment set at $15,000 (CDN$15,000) per year.

Alberta Innovates – Technology Futures

In June 2007, the Company's subsidiary, Crailar Fiber Technologies Inc. ("CFT"), entered into a Master Agreement for Technology Development with the Alberta Research Council ("ARC") now know as Alberta Innovates-Technology Futures (“AITF”) (the "Technology Agreement") to further develop and commercialize bast fiber technology. The Technology Agreement is intended to act as an umbrella agreement for further bast fiber development planned to be performed by the AITF under separate Project Agreements. During 2011 the Company paid the ARC for specific tasks to further the development of AITF's Technology, the amount paid was $135,890, no monies were paid or owing Q1 of 2012. Under the terms of the Project Agreements signed with AITF the Company will be entitled to an exclusive, worldwide, royalty-bearing license to use any new intellectual property developed pursuant to the Project Agreements. The royalty based on this option will be 3% of gross sales for the first $50,000,000 and 1.5% of gross sales on excess of $50,000,000. The Technology Agreement is in effect as long as there is an active Project Agreement.

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

Farming and Consulting Agreements

During the year ended December 31, 2011, the Company signed agreements with farmers to plant and to produce flax using the seed provided by the Company. Flax straw and flax seed harvested will be purchased by the Company at the agreed prices.

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

SUBSEQUENT EVENTS

Subsequent to March 31, 2012, 68,329 shares were issued pursuant to the exercise of stock options at prices between $0.87 and $2.77 per share for total proceeds of $91,708.

Subsequent to March 31, 2012, 23,000 shares were issued pursuant to the exercise of warrants at prices between $1.25 and $1.50 per share for total proceeds of $33,750.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Currency risk

Although the Company conducts its business principally in Canada, the majority of its purchases are made in U.S. currency. Additionally, the majority of the Company's debt is denominated in U.S. currency. The Company does not currently hedge its foreign currency exposure and accordingly is at risk for foreign currency exchange fluctuations.

Credit risk

Credit risk is managed by dealing with customers whose credit standing meets internally approved policies, and by ongoing monitoring of credit risk. The risk in cash accounts is managed through the use of a major financial institution which has high credit quality as determined by the rating agencies. As at March 31, 2012, the Company does not have significant concentrations of credit exposure.

Interest rate risk

All term debt has fixed interest rates and the Company has no significant exposure to interest rate fluctuation risk other than at renewal.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Kenneth Barker, our Chief Executive Officer, and Guy Prevost, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective as of March 31, 2012.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Report, no director, officer or affiliate is a party adverse to us in any legal proceeding, or has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

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

Risks Related to Our Business

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future.

We have a history of operating losses, expect to continue to incur losses, may never be profitable, and must be considered to be in the development stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $2,788,967, $6,907,844 and $3,293,439, respectively, for the three month period ended March 31, 2012, and the fiscal years ended December 31, 2011 and 2010. As of March 31, 2012, we had accumulated deficits of $14,241,270. As at March 31, 2012 we had cash and cash equivalents of $5,165,962 and working capital of $4,568,167. Further, we do not expect positive cash flow from operations until Q4 2012. There is no assurance that actual cash requirements will not exceed our estimates.

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

As of March 31, 2012, there were 42,442,804 shares of our common stock issued and outstanding. (As of May 3, 2012, there were 42,535,133 shares of our common stock issued and outstanding). Further, as of March 31, 2012 there were an aggregate of 4,955,745 Stock Options and 3,004,219 share purchase warrants outstanding that are exercisable into 4,955,745 shares of common stock (at a weighted average exercise price of $1.54) and 3,004,219 shares of common stock (at a weighted average exercise price of $3.79), respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Document
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.1	Collaboration Agreement dated effective May 7, 2004 between Hemptown Clothing, Inc., and the National Research Council of Canada(2)
10.2	Renewed Collaboration Agreement dated effective December 7, 2007 between Crailar Fiber Technologies, Inc., and the National Research Council of Canada(2)
10.3	Amendment to the Renewed Collaboration Agreement dated effective February 19, 2010 between Naturally Advanced Technologies, Inc. and the National Research Council of Canada(2)
10.4	Master Agreement for Technology Development between Alberta Research Council and Crailar Fiber Technologies dated January 1, 2007 (3)
10.5	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Meriwether Accelerators LLC dated November 27, 2007 with effective date of August 24, 2007 (4)
10.6	2006 Stock Option Plan (5)
10.7	Letter Agreement dated September 2, 2008 between Naturally Advanced Technologies Inc. and Lipper/Heilshorn& Associates, Inc. (6)
10.8	Renewal of CEO Executive Services Agreement Between Naturally Advanced Technologies Inc. And Meriwether Accelerators LLC dated October 14, 2008 (7)
10.9	2008 Fixed Share Stock Option Plan (8)
10.10	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Kenneth Barker, dated for reference August 24, 2009
10.11	Service Agreement between Naturally Advanced Technologies Inc. and OrganicWorks Marketing LLC dated November 25, 2010
10.12	Equipment Lease and Location Sublease dated August 9, 2010 between Naturally Advanced Technologies, Inc. and Eastern Flax of South Carolina, LLC. (11)
10.13	2010 Fixed Share Option Plan (12)
10.14	Lease Agreement, dated June 30, 2011 between 0702311 BC Ltd. and Naturally Advanced Technologies Inc.*
10.15	Office Lease Agreement dated August 8, 2011 between Naturally Advanced Technologies Inc. and MDW Properties, LLC.*
10.16	Lease Agreement dated July 1, 2011 between Naturally Advanced Technologies Inc. and Jessie Dale McCollough.*
10.17	2011 Fixed Share Option Plan (13)
10.18	Lease Agreement dated March 14, 2012 between Colony Square Investment Company, LLC and Naturally Advanced Technologies US Inc.*
14.1	Corporate Governance Policy (9)
14.2	Corporate Disclosure Policy (9)
14.3	Securities Trading Policy (9)
14.4	Board of Directors Charter (9)
14.5	Terms of Reference for the Chief Financial Officer (9)
14.6	Terms of Reference of Committee Chairs (9)
14.7	Audit Committee Charter (9)
14.8	Corporate Governance Committee Charter (9)
14.9	Compensation Committee Charter (9)

14.10	Disclosure Charter Policy (9)
14.11	Code of Ethics (9)
14.12	Insider Trading and Reporting Guidelines (9)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.
(1)	Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2004, as filed with the SEC on March 31, 2005.
(2)	Filed as an exhibit to our Form 8-K as filed with the SEC on March 8, 2010.
(3)	Filed as an exhibit to our Form 8-K as filed with the SEC on June 25, 2007.
(4)	Filed as an exhibit to our Form 8-K as filed with the SEC on December 21, 2007.
(5)	Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2006 as filed with the SEC Commission on March 31, 2007.
(6)	Filed as an exhibit to our Form 8-K as filed with the SEC on September 8, 2008.
(7)	Filed as an exhibit to our Form 8-K as filed with the SEC on October 28, 2008.
(8)	Filed as an exhibit to our Form S-8 as filed with the SEC on October 10, 2008.
(9)	Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2007 as filed with the SEC on April 11, 2008.
(10)	Filed as an exhibit to our Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on April 13, 2010.
(11)	Filed as an exhibit to our Form 8-K as filed with the SEC on August 12, 2010.
(12)	Filed as an exhibit to our Form 10-Q for the quarter ended September 30, 2010, as filed with the SEC on November 15, 2011
(13)	Filed as an exhibit to our Form S-8 as filed with the SEC on February 16, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURALLY ADVANCED TECHNOLOGIES INC.

By:	/s/ Kenneth C. Barker
Kenneth C. Barker
Chief Executive Officer, and a director
Date: May 10, 2012

By:	/s/ Guy Prevost
Guy Prevost
Chief Financial Officer and a director
Date: May 10, 2012