Form 10-Q
period 2012-06-30
NATURALLY ADVANCED TECHNOLOGIES INC
filed 2012-08-09
CIK 1210294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

42,739,050 shares of common stock as of August 3, 2012.

NATURALLY ADVANCED TECHNOLOGIES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
June 30, 2012

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

PART I – FINANCIAL INFORMATION

Item 1.              Financial Statements

The following unaudited interim financial statements of Naturally Advanced Technologies, Inc. (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Naturally Advanced Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(In US Dollars)

	June 30,	December 31,
	2012	2011
ASSETS

Current
Cash and cash equivalents	$804,955	$6,340,505
Accounts receivable	62,333	150,914
Inventory (Note 4)	2,188,475	1,035,966
Prepaid expenses and other	49,486	47,247
	3,105,249	7,574,632

Property and Equipment (Note 5)	6,580,865	3,202,611
Intangible Assets	107,668	107,171
	$9,793,782	$10,884,414

LIABILITIES

Current
Accounts payable	$966,587	$235,715
Accrued Liabilities	1,473	352,428
Derivative liability (Note 10)	755,826	1,053,498
	1,723,886	1,641,641
Capital Stock (Note 3)
Authorized: 100,000,000 common shares without par value Issued and outstanding : 42,564,883 Common shares (December 31, 2011 - 41,701,604)	29,328,171	27,428,844
Additional Paid-in Capital	6,298,586	5,174,834
Accumulated Other Comprehensive Loss	(388,617)	(423,351)
Deficit	(11,485,251)	(11,485,251)
Deficit accumulated in the development stage	(15,682,993)	(11,452,303)
	8,069,896	9,242,773
	$9,793,782	$10,884,414
Commitments (Notes 5 and 7)
Subsequent Events (Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(In US Dollars)

	For the three month period ended		For the six month period ended		Cumulative from
	June 30,		June 30,		October 1, 2009
	2012	2011	2012	2011	to June 30, 2012
Expenses
Advertising and promotion	57,905	$54,780	$117,775	$109,603	$641,867
Amortization and depreciation	54,226	11,123	104,598	21,298	211,656
Consulting and contract labour (Notes 2 and 3)	215,871	453,176	432,179	623,407	2,542,290
General and administrative	226,574	137,408	412,505	246,765	1,548,536
Interest	-	42,896	-	78,860	297,007
Professional fees	261,027	86,147	398,582	198,516	1,141,684
Research and development	214,669	284,872	353,105	448,069	1,944,210
Salaries and benefits (Notes 2 and 3)	1,034,504	337,917	2,142,777	694,775	6,534,243
		-
Loss before other items	(2,064,776)	(1,408,319)	(3,961,521)	(2,421,293)	(14,861,493)

Other Items
Other income	-	-	-	-	1,177
Write down of equipment	-	-	-	-	(97,254)
Fair value adjustment of derivative liability (Note 6)	623,052	(1,083,922)	(269,169)	(1,498,379)	(736,740)

Loss from continuing operations	(1,441,724)	(2,492,241)	(4,230,690)	(3,919,672)	(15,694,310)

(Loss) Profit from discontinued operations	-	-	-	-	11,317

Net loss	(1,441,724)	$(2,492,241)	$(4,230,690)	$(3,919,672)	$(15,682,993)

Loss per share (basic and diluted)	(0.03)	$(0.07)	$(0.10)	$(0.11)

Weighted average number of common shares outstanding (basic and diluted)	42,542,218	36,446,431	42,285,245	35,958,979

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (In US Dollars)

	For the Six Month Period		Cumulative
	ended June 30		from
			October 1, 2009
			to
	2012	2011	June 30, 2012
Cash flows from (used in) operating activities
Net loss from continuing operations for the period	$(4,230,690)	$(3,919,672)	(15,694,310)
Adjustments to reconcile net loss to net cash from operating activities
Amortization and depreciation	104,598	21,298	211,656
Write down of equipment	-	-	97,254
Stock based compensation	1,454,417	796,740	5,194,907
(Gain) Loss on foreign exchange	-	-	(71,990)
Fair value adjustment of derivative liability	269,169	1,498,379	736,740
Changes in working capital assets and liabilities
Increase (decrease) in accounts receivable	88,581	(19,202)	14,614
(Increase) in inventory	(1,152,509)	(24,000)	(2,188,475)
Decrease (increase) in prepaid expenses	(2,239)	(6,117)	20,639
(Decrease) Increase in accounts payable	730,872	(76,767)	628,726
Increase in customer deposits	-	250,000	-
(Decrease) increase in accrued liabilities	(350,955)	85,814	(128,216)
(Decrease) increase in due to related parties	-	(28,909)	56,945
Net cash used in operating activities of continuing operations	(3,088,756)	(1,422,436)	(11,121,510)

Net cash provided by discontinued operations	-	2,346	79,982

Cash flows used in investing activities
Purchase of property and equipment	(3,463,452)	(76,899)	(6,682,929)
Acquisition of trademarks and license	(19,897)	(9,003)	(94,498)
Net cash flows used in investing activities	(3,483,349)	(85,902)	(6,777,427)

Cash flows from (used in) financing activities
Issuance of capital stock and warrants	1,001,821	2,445,155	19,016,894

Note payable	-	-	(200,000)
Related party payments	-	-	(1,025,960)
Net cash flows from financing activities	1,001,821	2,445,155	17,790,934
Effect of exchange rate changes on cash and cash equivalents	34,734	(9,708)	(220,471)

Increase (decrease) in cash and cash equivalents	(5,535,550)	929,455	(248,492)

Cash and cash equivalents, beginning	6,340,505	18,493	1,053,447
Cash and cash equivalents, end	$804,955	$947,948	$804,955

SUPPLEMENTAL CASH FLOW INFORMATION
AND NON-CASH FINANCING AND INVESTING ACTIVITIES:
Cash paid for interest	$-	$89,140
Cash paid for income taxes	$-	$-
Capital stock issued as share issue costs	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Naturally Advanced Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

1.	Basis of Presentation

These unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the audited consolidated financial statements for the year ended December 31, 2011, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These interim unaudited consolidated financial statements should be read in conjunction with the information included in the Company’s Form 10-K filed on March 22, 2012 with the U.S. Securities and Exchange Commission.

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

The Company evaluated events occurring between the end of its fiscal quarter, June 30, 2012, and the date financial statements were issued.

Recent accounting pronouncements with future effective dates are not expected to have an impact on the Company’s financial statements.

2.	Related Parties Transactions

During the six month period ended June 30, 2012, $479,202 (2011 - $455,646) was incurred for remuneration to officers and directors of the Company. Of this amount, $479,202 (2011 - $284,646) was recorded as salaries and benefits expense and $nil (2011 - $171,000) was recorded as consulting and contract labour expense.

3.	Capital Stock

During the six month period ended June 30, 2012, the Company issued shares as follows:

a)

A total of 531,779 shares were issued pursuant to the exercise of employee and consultants options for proceeds of $577,501. Options totalling 420,579, with proceeds of $460,783,were exercised by the directors and officers of the Company.

	b)	A total of 331,500 shares issued pursuant to the exercise of warrants for proceeds of $424,320.

Naturally Advanced Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

3.	Capital Stock (cont.)

Share purchase warrants outstanding are:

		Weighted-
		Average
	Shares	Exercise Price
Warrants outstanding at December 31, 2011	3,294,219	$3.57
Warrants exercised during the period	(331,500)	1.28
Warrants outstanding at June 30, 2012	2,962,719	$3.82

The weighted average remaining contractual life at June 30, 2012, is .92 years.

Stock options outstanding at June 30, 2012, are summarized as follows:

Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (yr)	Price	Exercisable	Price

$0.87 - $3.05	4,856,419	3.29	$1.55	3,940,583	$1.53

Stock options outstanding are:

		Weighted-Average
	Shares	Exercise Price
Options outstanding, December 31, 2011	5,281,945	1.48
Options granted during the period	125,000	2.46
Options exercised during the period	(531,779)	1.09
Options cancelled during the period	(18,747)	1.91
Options outstanding, June 30, 2012	4,856,419	$1.55

Naturally Advanced Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

3.	Capital Stock (cont.)

During the six month period ended June 30, 2012, 531,779 options were exercised and a total of $330,665 has been reclassified from additional paid-in capital to capital stock.

During the six month period ended June 30, 2012, the Company granted a total of 125,000, five year common stock options to employees, exercisable between $1.91- $3.05 per share, with a fair value of $210,136. These options were granted under the terms of the Company’s 2011 Fixed Share Option Plan.

The fair value of options issued during the period ended June 30, 2012, was determined using the Black- Scholes option pricing model with the following assumptions:

Risk-free interest rate	0.78% to 0.89%
Volatility factor	88% to 89%
Expected life of options, in years	5
Weighted average fair value of options granted	$1.68

During the six month period ended June 30, 2012, 1,032,087 (2011- 1,223,354) options vested under the Company’s 2011 Fixed Share Option Plan. A total expense of $1,4,54,417 (2011- $796,740) was recorded as stock-based compensation, of this amount $135,662 (2011-$415,723) was included in consulting and contract labour expense and $1,318,755 (2011- $381,017) was included in salaries and benefits expense.

4.	Inventory

As at June 30, 2012, the inventory consists of the cost of flax seed, the harvested cost of raw flax fiber feedstock and the cost of decorticated fiber ready to be processed.

5.	Property and Equipment

During 2011, the Company signed agreements to purchase equipment for a total price of $9,802,225 (Euro 7,408,640 and $416,960), which is payable in installments and due upon the achievement of certain milestones. Full payment is expected within 2012. The Company paid $5,313,065 (Euro 4,075,536 and $150,176) as deposits. No amortization will be taken until the equipment is in production.

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

During the six month period ended June 30, 2012, the Company signed a lease for an industrial and office building. The initial term of the lease is for ten years with two additional five-year extension terms. Commencing January 1, 2014, the annual basic rent will be $146,930 and increasing to $220,395 from June 1, 2018 to May 31, 2022.

Naturally Advanced Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

8.	Subsequent Events

a)	Subsequent to June 30, 2012, 132,500 options were exercised for proceeds of $135,025 and 41,667 warrants were exercised for proceeds of $61,389.

b)

In August 2012, 22,727 units were issued at $2.20 per unit for proceeds of $50,000. Each unit consists of one common share and one half non-transferable stock purchase warrant. Each whole stock purchase warrant is exercisable at $3.45, expiring August 2014.

c)	In August 2012, three directors loaned an aggregate of $300,000 to the Company. The terms of the loans are 60 days with a 12% interest rate. The loans are secured by assets of the Company.

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

RESULTS OF OPERATIONS

Three Month Period Ended June 30, 2012 Compared Three Month Period Ended June 30, 2011

Three months ended June 30th
	2012	2011	% Change
Loss from Continuing Operations	($1,441,724)	($2,492,241)	42%
Net Loss	($1,441,724)	($2,492,241)	42%
Loss/share continuing operations	($0.03)	($0.07)

Revenue and Gross Margins

Our net operational loss from continuing operations during the three-month period ended June 30, 2012, was ($1,441,724) compared to ($2,492,241) during the three-month period ended June 30, 2011 (a decrease in loss of $1,050,517). The decrease in loss was due to a gain in the fair value adjustment of a derivative liability, while there was an increase in salaries & benefits expense, stock based compensation, an increase in general and administrative expense, professional fees, amortization and depreciation costs and a decrease in consulting and contract labour costs.

Operating Expenses

During the three-month period ended June 30, 2012, we recorded operating expenses of $2,064,776, compared to operating expenses of $1,408,319 for the same period in 2011. Operating expenses consisted of:

  $57,905 (2011: $54,780) in advertising and promotion, an increase of 5%
  $54,226 (2011: $11,123) in amortization and depreciation, an increase of 385%;
  $215,871 (2011: $453,176) in consulting and contract labour, an decrease of (52%);
  $226,574 (2011: $ 137,408) in general and administrative, an increase of 66%;
  $ nil (2011: $ 42,896) in interest;
  $261,027 (2011: $86,147) in professional fees, an increase of 203%;
  $214,669 (2011: $284,872) in research and development, a decrease of 75%; and
  $1,034,504 (2011: $337,917) in salaries and benefits, an increase of 206%

Advertising and promotion expenses increased to $57,905 for the three-month period ended June 30, 2012, from $54,780 for the same period in 2011. The increase in advertising and promotion was primarily due to an increase in public relations costs.

Amortization and depreciation expenses increased to $54,226 for the three-month period ended June 30, 2012, from $11,123 for the same period in 2011. The increase in plant equipment depreciation was the cause for the increase in expense.

Consulting and contract labor expenses decreased to $215,871 for the three-month period ended June 30, 2012, from $453,176, compared to the same period in 2011 was primarily due to decrease in stock-based compensation and some management costs now being expensed to salaries and benefits expense.

General and administrative expenses increased to $226,574 for the three-month period ended June 30, 2012, compared to $137,408 for the same period in 2011. The increase in general and administrative expenses was primarily due to travel and office costs.

Interest expenses decreased to ($nil) for the three-month period ended June 30, 2012, compared to $42,896 for the same period in 2011. The decrease is attributable to the repayment of all outstanding loans.

Professional fees were $261,027 for the three-month period ended June 30, 2012, compared to $86,147 for the same three-month period in 2011. The increase is attributable to timing issues of year end costs and an increase in some legal costs.

Research and development costs were $214,669 for the three-month period ended June 30, 2012, compared to $284,872 for the same three-month period in 2011. During the period equipment modification, the processing of CRAiLAR® fiber for our development partners and the quarterly payment to the NRC have been our principle research and development cost. Our development partners purchased approximately $ 27,361 of Crailar fiber, which has been subtracted from those costs.

Salaries and benefits expenses increased to $1,034,504 for the three-month period ended June 30, 2012, compared with $337,917 for the same period in 2011. This increase was caused by additional hires, management costs that were previously recorded under consulting and contract labour expense now recorded as salaries and benefits expense and an increase in stock based compensation.

Net Loss

Our net loss during the three-month period ended June 30, 2012, was ($1,441,724), or $0.03 per share) compared to ($2,492,241 or $0.07 per share) during the three-month period ended June 30, 2011, which represents a decrease in net loss of 42%. The decrease in loss was due primarily to a gain in the fair value adjustment of derivative liability. For the three-month period ended June 30, 2012, the weighted average number of shares outstanding was 42,542,218 compared to 36,446,431 at June 30, 2011.

Six Month Period Ended June 30, 2012 Compared Six Month Period Ended June 30, 2011

Six months ended June 30th
	2012	2011	% Change
Loss from Continuing Operations	($4,230,690)	($3,919,672)	(8%)
Net Loss	($4,230,690)	($3,919,672)	(8%)
Loss/share continuing operations	($0.10)	($0.11)

Revenue and Gross Margins

Our net operational loss from continuing operations during the six-month period ended June 30, 2012, was ($4,230,690) compared to ($3,919,672) during the six-month period ended June 30, 2011 (an increase in loss of $311,018). The increase in loss was due to an increase in advertising and promotion expense, an increase in amortization and depreciation expense, 13 salaries & benefits expense, stock based compensation, an increase in general and administrative expense and professional fees.

Operating Expenses

During the six-month period ended June 30, 2012, we recorded operating expenses of $3,961,521, compared to operating expenses of $2,421,293 for the same period in 2011. Operating expenses consisted of:

  $117,775 (2011: $109,603) in advertising and promotion, an increase of 8%
  $104,598 (2011: $21,298) in amortization and depreciation, an increase of 391%;
  $432,179 (2011: $623,407) in consulting and contract labour, an decrease of 31%;
  $412,505 (2011: $246,765) in general and administrative, an increase of 67%;
  $ Nil (2011: $78,860) in interest, a decrease of 100%;
  $398,582 (2011: $198,516) in professional fees, an increase of 100%;
  $353,105 (2011: $448,069) in research and development, a decrease of 21%; and
  $2,142,777 (2011: $694,775) in salaries and benefits, an increase of 208%

Advertising and promotion expenses increased to $117,775 for the six-month period ended June 30, 2012, from $109,603 for the same period in 2011. The increase in advertising and promotion was primarily due to an increase in public relations costs.

Amortization and depreciation expenses increased to $104,598 for the six-month period ended June 30, 2012, from $21,298 for the same period in 2011. The increase in plant equipment depreciation was the cause for the increase in expense.

Consulting and contract labor expenses decreased to $432,179 for the six-month period ended June 30, 2012, from $623,407, compared to the same period in 2011 was primarily due to a decrease in stock-based compensation and some management costs now being expensed to salaries and benefits expense.

General and administrative expenses increased to $412,505 for the six-month period ended June 30, 2012, compared to $246,765 for the same period in 2011. The increase in general and administrative expenses was primarily due to travel and office costs.

Interest expenses decreased to ($nil) for the six-month period ended June 30, 2012, compared to $78,860 for the same period in 2011. The decrease is attributable to the repayment of all outstanding loans.

Professional fees were $398,582 for the six-month period ended June 30, 2012, compared to $198,516 for the same six-month period in 2011. The primary cause for the increase was associated with the new facility in South Carolina , and to timing issues of year end costs and an increase in some legal costs.

Research and development costs were $353,105 for the six-month period ended June 30, 2012, compared to $448,069 for the same six-month period in 2011. During the period equipment modification, the processing of CRAiLAR® fiber for our development partners and the quarterly payment to the NRC have been our principle research and development cost. Our development partners purchased approximately $33,924 of Crailar fiber, which has been subtracted from those costs.

Salaries and benefits expenses increased to $2,142,777 for the six-month period ended June 30, 2012, compared with $694,775 for the same period in 2011. This increase was caused by additional hires, management costs that were previously recorded under consulting and contract labour now recorded as salaries and benefits and an increase in stock based compensation.

Net Loss

Our net loss during the six-month period ended June 30, 2012, was ($4,230,690), or ($0.10 per share) compared to ($3,919,672 or $0.11 per share) during the six-month period ended June 30, 2011, which represents an increase in net loss of 8%. The increase in loss was due primarily to, an increase in general and administrative expense, salaries and benefits expense as well as a loss from the fair value adjustment of a derivative liability. For the six-month period ended June 30, 2012, the weighted average number of shares outstanding was 42,285,245 compared to 35,958,979 at June 30, 2011.

Liquidity and Capital Resources

For the six-month period ended June 30, 2012, our current assets were $3,105,249 (2011 - $7,574,632) and our current liabilities were $ 1,723,886 (2011 - $1,641,641), which resulted in working capital of $1,381,363 (2011 - $5,932,991). As at June 30, 2012, total assets were $9,793,782 consisting of:

  $804,955 in cash and cash equivalents;
  $62,333 in accounts receivable;
  $2,188,475 in inventory;
  $49,486 in prepaid expenses and other;
  $6,580,865 in property and equipment; and
  $107,668 in intangible assets.

As at June 30, 2012, total liabilities were $1,723,886 and were comprised of:

  $966,587 in accounts payable;
  $1,473 in accrued liabilities; and
  $755,826 in derivative liabilities.

Stockholders’ Equity decreased by ($1,172,877) from $9,242,773, at December 31, 2011, to $8,069,896 at June 30, 2012.

Cash Flows from Operating Activities

The cash flows used in operations of continuing operations for the six-month period ended June 30, 2012, were ($3,088,756) compared with ($1,422,436) for the same period in 2011. Cash flows used in operations for the six-month period ended June 30, 2012, consisted primarily of a net loss of ($4,230,690) (2011 – ($3,919,672)) from continuing operations, offset by certain items, stock based compensation of $1,454,417 (2011 - $796,740), fair value adjustment of derivative liability $269,169 (2011 – $1,498,379); a decrease in accounts receivable $88,581, (2011 – ($19,202)); and increase in inventory ($1,152,509), (2011 – ($24,000)); an increase in prepaid expenses of ($2,239), (2011 – ($6,117) ); increase in accounts payable of $730,872 (2011 – ($76,767)), and a decrease in accrued liabilities of ($350,955), (2011 – $85,814).

Cash Flows from Investing Activities

The cash flows used in investing activities for the six-month period ended June 30, 2012, were ($3,483,349) compared to ($85,902) for the same period in 2011. Cash flows used in investing activities consisted of a purchase of property and equipment totaling ($3,463,452) in (2011 – ($76,899)) and the acquisition of trademarks and licenses totaling ($19,897) in (2011 – ($9,003)).

Cash Flows from Financing Activities

Cash flows provided by financing activities for the six-month period ended June 30, 2012, totaled $1,001,821 versus $2,445,155 during the same period in 2011. The Company issued capital stock for proceeds of $1,001,821 (2011 - $2,445,155).

Effect of Exchange Rate

The effect of exchange rates on cash resulted in an unrealized gain of $34,734 for the six-month period ended June 30, 2012, as compared with an unrealized loss of ($9,708) in the same period of 2011.

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

As we move forward to commercialization, our partners are not only successfully integrating our CRAiLAR® flax fiber into their biggest product categories, but as well, discovering benefits and enhancements which are exclusive to their developments, allowing the CRAiLAR® brand to evolve and grow, while servicing both the consumer and business needs.

In the near future, we will be working in tandem with our partners to extol the virtues of CRAiLAR® through co-branding, ingredient call-outs, co-op marketing efforts, in-store signage, point of purchase and links to the relevant social media networks and websites. Our own presence and prosperity will grow in concert with the growth of our growers and business partners, allowing CRAiLAR® to be top of mind, similar to great ingredient brand successes such as Gore-Tex® and Intel®.

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

In addition to signing our joint development agreements with Hanesbrands and Georgia Pacific, we licensed a third party processor of natural fibers, G.J.Littlewood & Son, Inc. of Philadelphia, to run interim scale quantities of up to 40,000 pounds per week of CRAiLAR® Fiber, to feed our commercialization scale up and additional market development plans, in denim, work wear, knit garments, domestic textiles and home furnishings.

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

In March 2012 we announced that we had partnered with Barnhardt Manufacturing Company to further expand its manufacturing capacity. The agreement calls for Barnhardt to execute the CRAiLAR enzymatic process exclusively for NAT, and expands upon the company’s manufacturing plans.

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

PROCESS FLOW

Commercialization Partners: GP, Brilliant Global, HBI
Planting
Harvesting
Decortication
CRAiLAR® Process

Agronomics Plan - USDA

We announced in January of 2011 that we had entered into growing trials with Hanesbrands and the USDA-ARS, further developing our agronomic know-how and our ability to produce fiber capable of being spun into finer-gauge yarns suitable for undergarments, shirting and finer-knit garments. These trials were designed to enable us to move to an unprecedented level of flax-fiber refinement by allowing us to develop flax strains capable of accessing all sectors of the industry. The research project has resulted in test acres of flax being planted in the Kingstree region the past two winters. In addition, we contracted 3200 acres of flax in South and North Carolina. Harvest began in May and the flax was left to dew ret in the fields before being baled and then entering the CRAiLAR® process. Growers were then able to plant summer crops such as soybeans in time for a full summer season proving the viability of flax as a winter rotation crop in the South East. We expect to contract higher acreage for the 2012/2013 growing season. We have also identified other suitable North American growing regions, such as the Willamette Valley in Oregon, Southern Vermont, and growing regions in Michigan and Maine

In July 2011, we entered into an agreement with Carolina Eastern to provide agronomic consultation. Carolina Eastern will assist in the recruitment of growers and contractors and advise on all cultivation plans regarding flax. The Company has planted enough acres to produce roughly 5,000,000 lbs of CRAiLAR®. To assist on the recruitment of growers Carolina Eastern and the Company has hosted a number of farm days in Williamsburg and Florence Counties, South Carolina, which have been well attended by growers interested in growing flax.

In March 2012, the Company appointed Mr. Steve Sandroni as Vice President of Agriculture. Mr. Sandroni brings more than 34 years of experience working in various aspects of agribusiness to the Company. Mr. Sandroni oversees the Company’s global agricultural efforts. He liaises with farmers and will hire regional support staff in the Company’s primary growing regions.

By July of 2012 harvesting of the contracted flax acreage in South Carolina was completed. NAT worked with representatives of Carolina Eastern to complete the harvest. All fibre from the harvest is now on NAT’s property in Pamplico SC and ready for processing upon commissioning of the decortication line.

NAT is expanding its agronomic focus to include multiple North American and International growing regions. Expansion of the growing region will mitigate climate risk and large expenditures associated with harvest. Throughout the summer 2012 NAT contracted 771 acres of flax to be grown in Canada for the purpose of seed multiplication. Seed generated will be used for subsequent planting in South Carolina.

PRODUCTION PLAN

With the completion of our financing in July 2011, we have begun to install our first fully integrated CRAiLAR® Fiber processing facility in the Florence region of South Carolina. The company has signed a lease of an existing building in the region, for the housing of its first fully integrated decortication and enzyme treatment processing facility. The installation of our full scale decortication facility is currently underway and purchase orders plus deposits for the equipment needed to enzymatically process CRAiLAR® Fiber have been issued. The installation of that equipment in the new facility commenced in the second quarter of 2012. The company expects the new facility to become operational in the 3rd quarter of 2012, and to ramp up production through 2012. At full capacity, the new facility will be capable of producing 620,000 pounds of CRAiLAR® Fiber per week. Feedstock will come from the American Southeast, Northeast, Northwest and Europe.

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

During Q3, 2012 the company will process fiber through its third party manufacturing partners using decorticated fiber from its smaller scale facility in Kingstree, S.C. and European sources.

The Company believes that outsourced manufacturing allows for faster expansion of our technology proposition while significantly reducing the capital requirements to scale up to meet demand.

CRAILEX

Finally, the testing and evaluation of our CRAiLEXTM Advanced Materials pulping technology continues with a joint development agreement with Hercules Incorporated, a subsidiary of Ashland Inc.

CRAiLEXTM is the brand name for the purified pulp created from a patented process that is exclusively held by the Company. In recent tests, CRAiLEXTM has proven to exhibit higher-grade value pulps than other hard or soft-wood pulps. This is due to the unique cellular structure of bast fibers, namely hemp, and the less damaging CRAiLEXTM pulping process which preserves the fiber integrity. The pulps are used by Ashland to create its line of cellulosic products including ethers and additives for multiple industries. We would create market opportunities in the higher end cellulosic yarns market, which we plan to market to our growing roster of global apparel brands. We expect the completion of the final round of evaluation and testing of our dissolving pulp qualities to be confirmed by Ashland in Q3 of 2012, whereafter the structure of commercialization of the technology will become a key priority.

INTEGRATED PRODUCTION MODEL

CRAiLAR®and CRAiLEXTM production models integrate seamlessly at the agricultural and decortication level. The separation into the two distinctive patented manufacturing process thereafter creates the two unique opportunities in the natural fiber and dissolving pulp markets, with go to market strategies overlapping in the natural fiber and cellulosic yarn markets, along with composites and non-woven manufacturing. The additives and ethers market dominated by Ashland Inc. would potentially be controlled by Ashland in an integrated business venture with Ashland.

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

MATERIAL COMMITMENTS

Production Equipment

At June 30, 2012, the Company had signed agreements to purchase equipment for a total price of $9,802,225 (Euro 7,408,640 and $416,960), which is payable in installments and due upon the achievement of certain milestones. Full payment is expected within 2012. The Company paid $5,313,065 (Euro 4,075536 and $150,176) as deposits. No amortization will be taken until the equipment is in production.

Annual Leases

The Company is committed to current annual lease payments totaling $675,553 for premises under lease over the next 5 years. Approximate minimum lease payments over the 5 year period are as follows:

$
2012	68,807
2013	100,814
2014	212,072
2015	146,930
2016	146,930
Total	675,553

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

Alberta Innovates – Technology Futures

In June 2007, the Company's subsidiary, Crailar Fiber Technologies Inc. ("CFT"), entered into a Master Agreement for Technology Development with the Alberta Research Council ("ARC") now know as Alberta Innovates-Technology Futures (“AITF”) (the "Technology Agreement") to further develop and commercialize bast fiber technology. The Technology Agreement is intended to act as an umbrella agreement for further bast fiber development planned to be performed by the AITF under separate Project Agreements. During 2011 the Company paid the ARC for specific tasks to further the development of AITF's Technology, the amount paid was $135,890. During Q2 2012, AITF ran a small project for the Company worth $2,000; no other monies were paid or owed for 2012. Under the terms of the Project Agreements signed with AITF the Company will be entitled to an exclusive, worldwide, royalty-bearing license to use any new intellectual property developed pursuant to the Project Agreements. The royalty based on this option will be 3% of gross sales for the first $50,000,000 and 1.5% of gross sales on excess of $50,000,000. The Technology Agreement is in effect as long as there is an active Project Agreement.

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

Farming and Consulting Agreements

During the six month period ended June 30, 2012, the company committed a minimum to $231,300 in flax seed purchases from growers in Alberta. The seed will be used for future North American harvests.

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

Credit risk

Credit risk is managed by dealing with customers whose credit standing meets internally approved policies, and by ongoing monitoring of credit risk. The risk in cash accounts is managed through the use of a major financial institution which has high credit quality as determined by the rating agencies. As at June 30, 2012, the Company does not have significant concentrations of credit exposure.

Interest rate risk

All term debt has fixed interest rates and the Company has no significant exposure to interest rate fluctuation risk other than at renewal.

Item 4.              Controls and Procedures

Disclosure Controls and Procedures

Kenneth Barker, our Chief Executive Officer, and Guy Prevost, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective as of June 30, 2012.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future.

We have a history of operating losses, expect to continue to incur losses, may never be profitable, and must be considered to be in the development stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $4,230,690, $6,998,922 and $3,293,439, respectively, for the six month period ended June 30, 2012, and the fiscal years ended December 31, 2011 and 2010. As of June 30, 2012, we had accumulated deficits of $15,682,993. As at June 30, 2012 we had cash and cash equivalents of $804,955 and working capital of $1,381,363. Further, we do not expect positive cash flow from operations until Q4 2012. There is no assurance that actual cash requirements will not exceed our estimates.

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

As of June 30, 2012, there were 42,564,883 shares of our common stock issued and outstanding. (As of August 3, 2012, there were 42,739,050 shares of our common stock issued and outstanding). Further, as of June 30, 2012 there were an aggregate of 4,856,419 stock options (3,940,583 were vested) and 2,962,719 share purchase warrants outstanding that are exercisable into 4,856,419 shares of common stock (at a weighted average exercise price of $1.55) and 2,962,719 shares of common stock (at a weighted average exercise price of $3.82), respectively.

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

On April 3, 2012, we issued 20,000 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of $1.50 per share. These shares were issued outside the United States to two non-U.S. Persons in reliance on Regulation S.

On April 13, 2012, we issued 3,000 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of $1.25 per share. These shares were issued outside the United States to one non-U.S. Person in reliance on Regulation S.

May 15, 2012, we issued 5,000 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of $1.50 per share. These shares were issued outside the United States to two non-U.S. Persons in reliance on Regulation S.

May 22, 2012, we issued 10,000 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of $1.25 per share. These shares were issued outside the United States to two non-U.S. Persons in reliance on Regulation S.

On May 22, 2012, we issued a further 2,000 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of $1.50 per share. These shares were issued outside the United States to one non-U.S. Person in reliance on Regulation S.

On June 4, 2012, we issued 1,500 shares of our common stock upon exercise of previously issued share purchase warrants at an exercise price of $1.50 per share. These shares were issued outside the United States to one non-U.S. Person in reliance on Regulation S.

Item 3.              Defaults upon Senior Securities

None.

Item 4.              Mine Safety Disclosures

Not applicable.

Item 5.              Other Information

Not applicable

Item 6.              Exhibits

Exhibit No.	Document
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws (1)
10.1	Collaboration Agreement dated effective May 7, 2004 between Hemptown Clothing, Inc., and the National Research Council of Canada(2)
10.2	Renewed Collaboration Agreement dated effective December 7, 2007 between Crailar Fiber Technologies, Inc., and the National Research Council of Canada(2)
10.3	Amendment to the Renewed Collaboration Agreement dated effective February 19, 2010 between Naturally Advanced Technologies, Inc. and the National Research Council of Canada(2)
10.4	Master Agreement for Technology Development between Alberta Research Council and Crailar Fiber Technologies dated January 1, 2007 (3)
10.5	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Meriwether Accelerators LLC dated November 27, 2007 with effective date of August 24, 2007 (4)
10.6	2006 Stock Option Plan (5)
10.7	Letter Agreement dated September 2, 2008 between Naturally Advanced Technologies Inc. and Lipper/Heilshorn& Associates, Inc. (6)
10.8	Renewal of CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Meriwether Accelerators LLC dated October 14, 2008 (7)
10.9	2008 Fixed Share Stock Option Plan (8)
10.10	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Kenneth Barker, dated for reference August 24, 2009
10.11	Service Agreement between Naturally Advanced Technologies Inc. and OrganicWorks Marketing LLC dated November 25, 2010
10.12	Equipment Lease and Location Sublease dated August 9, 2010 between Naturally Advanced Technologies, Inc. and Eastern Flax of South Carolina, LLC. (11)
10.13	2010 Fixed Share Option Plan (12)
10.14	Lease Agreement, dated June 30, 2011 between 0702311 BC Ltd. and Naturally Advanced Technologies Inc.(14)
10.15	Office Lease Agreement dated August 8, 2011 between Naturally Advanced Technologies Inc. and MDW Properties, LLC.(14)
10.16	Lease Agreement dated July 1, 2011 between Naturally Advanced Technologies Inc. and Jessie Dale McCollough.(14)
10.17	2011 Fixed Share Option Plan (13)
14.1	Corporate Governance Policy (9)
14.2	Corporate Disclosure Policy (9)
14.3	Securities Trading Policy (9)
14.4	Board of Directors Charter (9)
14.5	Terms of Reference for the Chief Financial Officer (9)
14.6	Terms of Reference of Committee Chairs (9)
14.7	Audit Committee Charter (9)
14.8	Corporate Governance Committee Charter (9)
14.9	Compensation Committee Charter (9)
14.10	Disclosure Charter Policy (9)
14.11	Code of Ethics (9)
14.12	Insider Trading and Reporting Guidelines (9)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.
(1)	Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2004, as filed with the SEC on March 31, 2005.
(2)	Filed as an exhibit to our Form 8-K as filed with the SEC on March 8, 2010.
(3)	Filed as an exhibit to our Form 8-K as filed with the SEC on June 25, 2007.
(4)	Filed as an exhibit to our Form 8-K as filed with the SEC on December 21, 2007.
(5)	Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2006 as filed with the SEC Commission on March 31, 2007.
(6)	Filed as an exhibit to our Form 8-K as filed with the SEC on September 8, 2008.
(7)	Filed as an exhibit to our Form 8-K as filed with the SEC on October 28, 2008.
(8)	Filed as an exhibit to our Form S-8 as filed with the SEC on October 10, 2008.
(9)	Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2007 as filed with the SEC on April 11, 2008.
(10)	Filed as an exhibit to our Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on April 13, 2010.
(11)	Filed as an exhibit to our Form 8-K as filed with the SEC on August 12, 2010.
(12)	Filed as an exhibit to our Form 10-Q for the quarter ended September 30, 2010, as filed with the SEC on November 15, 2011.
(13)	Filed as an exhibit to our Form S-8 as filed with the SEC on February 16, 2012.
(14)	Filed as an exhibit to our Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 11, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURALLY ADVANCED TECHNOLOGIES INC.

By:	“Kenneth C. Barker”
Kenneth C. Barker
Chief Executive Officer and a director
Date: August 7, 2012

By:	“Guy Prevost”
Guy Prevost
Chief Financial Officer and a director
Date: August 7, 2012