Form 10-Q
period 2012-09-30
CRAILAR TECHNOLOGIES INC
filed 2012-11-09
CIK 1210294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-50367

CRAILAR TECHNOLOGIES INC.
(Formerly Naturally Advanced Technologies, Inc.)

_________________________________________________
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
44,229,198 shares of common stock as of November 5, 2012.

CRAILAR TECHNOLOGIES INC.
(formerly Naturally Advanced Technologies, Inc.)

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
September 30, 2012

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

PART I – FINANCIAL INFORMATION

Item 1.              Financial Statements

          The following unaudited interim financial statements of Crailar Technologies Inc. (formerly Naturally Advanced Technologies, Inc.) (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Crailar Technologies Inc.
(formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(In US Dollars)
(Unaudited)

	September 30,	December 31,
	2012	2011

ASSETS
Current
Cash and cash equivalents	$7,857,531	$6,340,505
Accounts receivable	168,348	150,914
Inventory (Note 4)	2,857,551	1,035,966
Prepaid expenses and other	36,273	47,247
	10,919,703	7,574,632

Deferred Debt Issuance Costs (Note 6)	1,054,184	-
Property and Equipment, net (Note 5)	9,118,280	3,202,611
Intangible Assets, net	107,042	107,171
	$21,199,209	$10,884,414

LIABILITIES
Current
Accounts payable	675,798	235,715
Accrued liabilities	468,011	352,428
Derivative liability (Note 7)	571,907	1,053,498
	1,715,716	1,641,641

Long Term Debt (Note 6)	10,231,000	-
	11,946,716	1,641,641

STOCKHOLDERS’ DEFICIT
Capital Stock (Note 3)
Authorized: 100,000,000 common shares without par value Issued and Outstanding 43,923,111 common shares (December 31, 2011 – 41,701,604)	$31,996,637	27,428,844
Subscription receivable (Note 3)	(133,050)	-
Share to be issued (Note 3)	220,972	-
Additional paid-in capital	6,679,619	5,174,834
Accumulated other comprehensive loss	(309,682)	(423,351)
Deficit	(11,485,251)	(11,485,251)
Deficit accumulated in the development stage	(17,716,752)	(11,452,303)
	9,252,493	9,242,773
	$21,199,209	$10,884,414

Commitments (Notes 5, 6 and 8)
Subsequent Events (Notes 1, 3 and 9)

The accompanying notes are an integral part of these consolidated financial statements.

Crailar Technologies Inc.
(formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(In US Dollars)
(Unaudited)

	For the three month period		For the nine month period		Cumulative
	ended		ended		from
	September 30, 2012		September 30, 2012		October 1,
					2009 to Sept
	2012	2011	2012	2011	30, 2012
Expenses
Advertising and promotion	$225,074	$68,882	$342,850	$178,485	$866,942
Amortization and depreciation	60,080	16,767	164,678	38,065	271,736
Consulting and contract labour (Note 2)	201,137	275,943	590,706	899,350	2,700,817
General and administrative	270,155	156,566	712,633	393,799	1,848,664
Foreign Exchange Gain	(10,663)	(141,619)	(40,639)	(132,087)	(40,639)
Interest	41,421	8,437	41,425	87,297	338,432
Professional fees	96,636	98,592	495,217	297,107	1,238,319
Research and development	292,033	179,434	645,138	627,503	2,236,243
Salaries and benefits (Note 2)	935,827	925,323	3,123,469	1,620,098	7,514,935
Loss before other items	2,111,700	1,588,325	6,075,477	4,009,617	16,975,449

Other Items
Other income	-	-	-	-	1,177
Write down of equipment	-	-	-	-	(97,254)
Fair value adjustment of derivative liability (Note 7)	80,197	1,123.226	(188,972)	(375,153)	(656,543)

Loss from continuing operations	(2,031,503)	(465,099)	(6,264,449)	(4,384,770)	(17,728,069)

Profit from discontinued operations	-	-	-	-	11,317

Net loss	$(2,031,503)	$(465,099)	$(6,264,449)	$(4,384,770)	$(17,716,752)
Loss per share (basic and diluted)	$(0.05)	$(0.01)	$(0.15)	$(0.12)
Weighted average number of common shares	42,865,834	40,741,147	42,617,860	37,362,272

The accompanying notes are an integral part of these consolidated financial statements.

Crailar Technologies Inc.
(formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(In US Dollars)
(Unaudited)

	For nine months ended September		Cumulative from
	30,		October 1, 2009
			to September 30,
	2012	2011	2012
Cash flows used in operating activities
Net loss from continuing operations	$(6,264,449)	$(4,384,770)	(17,728,069)
Adjustments to reconcile net loss to net cash from operating activities
Amortization and depreciation	164,678	38,065	271,736
Stock based compensation	1,944,411	1,632,426	5,684,901
Gain on foreign exchange	-	-	(71,990)
Fair value adjustment of derivative liability	188,972	375,153	656,543
Deferred financing costs	5,806	-	5,806
Write down of equipment	-	-	97,254

Changes in working capital assets and liabilities
Increase in accounts receivable	(17,434)	(61,911)	(91,401)
Increase in inventory	(1,821,585)	(566,852)	(2,857,551)
Decrease (increase) in prepaid expenses	10,974	(9,568)	33,852
(Increase) decrease in accounts payable	440,083	(219,152)	337,937
Increase in customer deposits	-	250,000	-
(Increase) decrease in accrued liabilities	115,583	(124,483)	338,322
Increase in due to related parties	-	-	56,945
Net cash used in operating activities of continuing operations	(5,232,961)	(3,071,092)	(13,265,715)

Net cash provided by discontinued operations	-	2,346	79,982

Cash flows used in investing activities
Purchase of property and equipment	(6,048,478)	(308,819)	(9,267,955)
Acquisition of trademarks and license	(31,740)	(49,858)	(106,341)
Net cash flows used in investing activities	(6,080,218)	(358,677)	(9,374,296)

Cash flows from financing activities
Issuance of shares and warrants	3,545,526	15,541,014	21,560,5991
Notes payable	-	-	(200,000)
Convertible Debenture	10,231,000	-	10,231,000

Deferred Issuance costs for convertible debenture	(1,059,990)	-	(1,059,990)
Related parties payments	-	(956,945)	(1,025,960)
Net cash flows from financing activities	12,716,536	14,584,069	29,505,649

Effect of exchange rate changes on cash and cash equivalents	113,669	(561,616)	(141,536)

Increase (decrease) in cash and cash equivalents	1,517,026	10,595,030	6,804,084

Cash and cash equivalents, beginning	6,340,505	18,493	1,053,447

Cash and cash equivalents, ending	$7,857,531	$10,613,523	$7,857,531

SUPPLEMENTAL CASH FLOW
INFORMATION
AND NON-CASH FINANCING AND
INVESTING ACTIVITIES:
Cash paid for interest	$7,985	$125,906
Cash paid for income taxes	$-	$-
Capital stock issued as share issue costs	$-	$582,021

The accompanying notes are an integral part of these consolidated financial statements.

Crailar Technologies Inc.
(formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

1.	Basis of Presentation

These unaudited consolidated financial statements of Crailar Technologies Inc (formerly Naturally Technologies Inc.) (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. However, except as disclosed herein, there have been no material changes in the information contained in the audited consolidated financial statements for the year ended December 31, 2011, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These interim unaudited consolidated financial statements should be read in conjunction with the information included in the Company’s Form 10-K filed on March 22, 2012 with the U.S. Securities and Exchange Commission.

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

Effective on October 31, 2012, the Company changed its name to Crailar Technologies Inc. and the trading symbols were changed to CRLRF on the OTC Bulletin Board and to CL on TSX Venture Exchange.

The Company evaluated events occurring between the end of its fiscal quarter, September 30, 2012, and the date financial statements were issued.

Recent accounting pronouncements with future effective dates are not expected to have an impact on the Company’s financial statements.

2.	Related Parties Transactions

During the nine month period ended September 30, 2012, $766,012 (2011 - $630,564) was incurred for remuneration to officers and directors of the Company. Of this amount, $766,012 (2011 - $459,564) was recorded as salaries and benefits expense and $nil (2011 - $171,000) was recorded as consulting and contract labour expense.

During the nine month period ended September 30, 2012, three directors of the Company advanced a total of $300,000 in loans to the Company. The loans were fully repaid as at September 30, 2012 and the Company paid $5,780 interest.

Crailar Technologies Inc.
(formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

3.	Capital Stock

During the nine month period ended September 30, 2012, the Company issued shares as follows:

a)

A total of 703,729 shares were issued pursuant to the exercise of employee and consultants options for proceeds of $752,293. Options totalling 458,079, with proceeds of $500,458 were exercised by the directors and officers of the Company.

b)

A total of 626,751 shares issued pursuant to the exercise of warrants for proceeds of $831,767. Proceeds of $69,000 were received after September 30, 2012 and included in subscription Receivable as at September 30, 2012.

	c)	A total of 21,840 shares issued pursuant to the exercise of agents warrants for proceeds of $26,062.

d)

A total of 869,187 units were issued at $2.21 per unit for gross proceeds of $1,920,903. Proceeds of $64,050 were received after September 30, 2012 and included in Subscription Receivable as at September 30, 2012. Each unit consists of one common stock and one-half of one stock purchase warrant of the Company. Each whole warrant entitles the holder to purchase one additional common share of the Company at an exercise price of $3.45 per share for a two year period. The estimated far value of the warrants is $273,681 using Black Scholes option pricing mode, an expected volatility of 75% and a risk free interest rate of 0.23%. The fair value of the warrants is included in Additional Paid-in Capital. The Company paid $73,420 for agent commissions and other expenses which have been recorded as share issue costs.

	e)	As at September 30, 2012, the Company received proceeds of $220,972 for units issued after the period end.

Share purchase warrants outstanding are:
		Weighted-
		Average
	Shares	Exercise Price
Warrants outstanding at December 31, 2011	3,294,219	$3.57
Granted	441,874	3.42
Exercised	(648,591)	1.32
Expired	(29,947)	1.38
Warrants outstanding at September 30, 2012	3,057,555	$4.04

The weighted average remaining life is 0.92 years.

Crailar Technologies Inc.
(formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

3.	Capital Stock (cont.)

Stock options outstanding at September 30, 2012, are summarized as follows:

Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (yr)	Price	Exercisable	Price
$0.87 - $3.05	4,684,045	3.05	$1.57	4,029,045	$1.66

Stock options outstanding are:
		Weighted-Average
	Shares	Exercise Price
Options outstanding, December 31, 2011	5,281,945	1.48
Granted	125,000	2.46
Exercised	(703,729)	1.07
Expired	(19,171)	1.93
Options outstanding, September 30, 2012	4,684,045	$1.57

During the nine month period ended September 30, 2012, 703,729 options were exercised and a total of $439,626 has been reclassified from additional paid-in capital to capital stock.

During the nine month period ended September 30, 2012, the Company granted a total of 125,000 options with a term of 5 years to employees, exercisable between $1.91 - $3.05 per share, with a fair value of $210,136. These options were granted under the terms of the Company’s 2011 Fixed Share Option Plan.

The fair value of options issued during the period ended September 30, 2012, was determined using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	0.78% to .89%
Volatility factor	88% to 89%
Expected life of options, in years	5
Weighted average fair value of options granted	$1.68

During the nine month period ended September 30, 2012, 1,288,330 (2011: 3,216,490) options vested under the Company’s 2011 Fixed Share Option Plan. A total expense of $1,944,411 (2011: $1,632,426) was recorded as stock-based compensation, of this amount $185,147 (2011-$653,672) was included in consulting and contract labour expense and $1,759,264 (2011- $978,754) was included in salaries and benefits expense.

Crailar Technologies Inc.
(formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

4.	Inventory

As at September 30, 2012, the inventory consists of the cost of flax seed, harvested raw flax fiber feedstock and decorticated fiber.

5.	Property and Equipment

During 2011, the Company signed agreements to purchase equipment for a total price of $9,953,721 (Euro 7,418,140 and $416,960), which is payable in installments and due upon the achievement of certain milestones. Full payment is expected within 2012. The Company paid $6,813,475 (Euro 5,101,511 and $254,972) as deposits. No amortization will be taken until the equipment is in production.

6.	Long term debt

On September 20, 2012, the Company completed the offering of $10,231,000 ($10,000,000 CDN) convertible debentures (the “Notes”). The Notes mature on September 20, 2017. The Notes bear interest at a rate of 10% per year, payable semi-annually on March 31st and September 30th, starting March 31, 2013. As at September 30, 2012, accrued interest of $27,865 was included in accrued liability.

Holders of the Notes have the option to convert the Notes at a price of $2.90 per Common Stock at any time prior to the maturity date. The Company may redeem the Notes after September 30, 2015 provided that the market price at the time of the redemption notice is not less than 125% of the conversion price.

The Notes are secured by a Guaranty and Security Agreement signed with the Company’s wholly-owned subsidiary, Naturally Advanced Technologies US Inc. (“NAT-US”), a Nevada incorporated company. NAT-US provides a security interest over its assets, having an aggregate acquisition cost of no less than US$5,500,000, as security for its guarantee obligation which shall rank in priority to all other indebtedness of NAT-US.

In accordance with Accounting Standards Codification 470-20, the Notes do not contain a beneficial conversion feature, as the fair value of the Company’s common stock on the date of issuance was less than the conversion price. All proceeds from the Notes were recorded as a debt instrument.

The Company paid a total of $1,059,990 ($1,036,057 CDN) for agent commission and other expenses which have been recorded as deferred issuance costs for long term debt. During the nine month period ended September 30, 2012, the Company recorded $5,806 ($5,675 CDN) as interest expenses for the amortization of the deferred issuance costs.

The Company granted an Over-Allotment Option (the “Over-Allotment Option”) to the underwriter for purchasing up to 15% of the principal amount of the Notes on the same terms and conditions. The Over- Allotment Option expired without being exercised.

Crailar Technologies Inc.
(formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

7.	Derivative liability

Derivative liability consists of warrants that were issued in private placements which have exercise prices denominated in US dollars (a currency other than the Company’s functional currency). The fair value of these warrants was determined using the Black-Scholes option pricing model. The fair value adjustment on derivative liability has no effect on the Company’s cash flows.

8.	Commitment

During the nine month period ended September 30, 2012, the Company signed a lease for an industrial and office building. The initial term of the lease is for ten years with two additional five-year extension terms. Commencing January 1, 2014, the annual basic rent will be $146,930 and increasing to $220,395 from June 1, 2018 to May 31, 2022.

9.	Subsequent Events

a)	Subsequent to September 30, 2012, 107,500 options were exercised for proceeds of $104,775.

b)

Subsequent to September 30, 2012, 198,587 units were issued at $2.21 per unit for proceeds of $438,877, of which $220,972 received before September 30, 2012. Each unit consists of one common share and one half non-transferable stock purchase warrant. Each whole stock purchase warrant is exercisable at $3.45, expiring October 10, 2014.

c)	Subsequent to September 30, 2012, the Company granted 1,809,500 options, with a 5 year term, and an exercise price of $2.23. The options vest over a 12 month period commencing on November 30, 2012.

d)

Subsequent to September 30, 2012, the Company has been received a grant in the amount of $263,500 from the South Carolina Coordinating Council for Economic Development and Florence County to be used for the Company’s manufacturing and production in the region.

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

RESULTS OF OPERATIONS

Three Month Period Ended September 30, 2012 Compared To Three Month Period Ended September 30, 2011

Three months ended September 30,
	2012	2011	% Change
Loss from Continuing Operations	($2,031,503)	($465,099)	(337%)
Net Loss	($2,031,503)	($465,099)	(337%)
Loss/share continuing operations	($0.05)	($0.01)

Revenue and Gross Margins

Our net operational loss from continuing operations during the three-month period ended September 30, 2012, was ($2,031,503) compared to ($465,099) during the three-month period ended September 30, 2011 (an increase in loss of $1,566,404). The increase in loss was due to a lesser gain in the fair value adjustment of a derivative liability, a decrease in gain in foreign exchange, and a decrease in stock based compensation while there was an increase in salaries and benefits expense, an increase in general and administrative expense, research and development costs amortization and depreciation costs and a decrease in consulting and contract labour costs.

Operating Expenses

During the three-month period ended September 30, 2012, we recorded operating expenses of $2,111,700, compared to operating expenses of $1,588,325 for the same period in 2011. Operating expenses consisted of:

  $225,074 (2011: $68,882) in advertising and promotion, an increase of 226%

  $60,080 (2011: $16,767) in amortization and depreciation, an increase of 258%;

  $201,137 (2011: $275,943) in consulting and contract labour, a decrease of (27%);

  $270,155 (2011: $156,566) in general and administrative, an increase of 73%;

  $(10,663) (2011: $(141,619)) in foreign exchange gain;

  $41,421 (2011: $8,437) in interest an increase of 391%;

  $96,636 (2011: $98,592) in professional fees, a decrease of (2%);

  $292,033 (2011:179,434) in research and development, an increase of 63%; and

  $935,827 (2011: $925,323) in salaries and benefits, an increase of 1%.

Advertising and promotion expenses increased to $225,074 for the three-month period ended September 30, 2012, from $68,882 for the same period in 2011. The increase in advertising and promotion was primarily due to payments made to growers as incentives.

Amortization and depreciation expenses increased to $60,080 for the three-month period ended September 30, 2012, from $16,767 for the same period in 2011. The increase in plant equipment depreciation was the cause for the increase in expense.

Consulting and contract labor expenses decreased to $201,137 for the three-month period ended September 30, 2012, from $275,943, compared to the same period in 2011, primarily due to decrease in stock-based compensation and some management costs now being expensed to salaries and benefits expense.

General and administrative expenses increased to $270,155 for the three-month period ended September 30, 2012, compared to $156,566 for the same period in 2011. The increase in general and administrative expenses was primarily due to travel and office costs.

Interest expenses increased to $41,421 for the three-month period ended September 30, 2012, compared to $8,437 for the same period in 2011. The increase is attributable to loans several directors made to the Company during the quarter and interest charged on the convertible debenture debt.

Professional fees were $96,636 for the three-month period ended September 30, 2012, compared to $98,592 for the same three-month period in 2011.

Research and development costs were $292,033 for the three-month period ended September 30, 2012, compared to $179,434 for the same three-month period in 2011. During the period equipment modification, the processing of CRAiLAR® fiber for our development partners and the testing at our third party manufacturing partners have been our principle research and development costs. Our development partners purchased approximately $112,221 of Crailar fiber, which has been subtracted from those costs.

Salaries and benefits expenses increased to $935,827 for the three-month period ended September 30, 2012, compared with $925,323 for the same period in 2011. This increase was caused by additional hires.

Net Loss

Our net loss during the three-month period ended September 30, 2012, was ($2,031,503) or ($0.05 per share), compared to ($465,099) or ($0.01 per share) during the three-month period ended September 30, 2011, which represents an increase in net loss of 337%. The increase in loss was due primarily to a smaller gain in the fair value adjustment of derivative liability, an increase in advertising and promotion expense, an increase in general and administrative expense and an increase in research and development expense. For the three-month period ended September 30, 2012, the weighted average number of shares outstanding was 42,865,834 compared to 40,741,147 at September 30, 2011.

Nine Month Period Ended September 30, 2012 Compared Nine Month Period Ended September 30, 2011

Nine months ended September 30,
	2012	2011	% Change
Loss from Continuing Operations	($6,264,449)	($4,384,770)	(43%)
Net Loss	($6,264,449)	($4,384,770)	(43%)
Loss/share continuing operations	($0.15)	($0.12)

Revenue and Gross Margins

Our net operational loss from continuing operations during the nine-month period ended September 30, 2012, was ($6,264,449) compared to ($4,384,770) during the nine-month period ended September 30, 2011 (an increase in loss of $1,879,679). The increase in loss was due to an increase in advertising and promotion expense, an increase in amortization and depreciation expense, salaries and benefits expense, stock based compensation and an increase in general and administrative expense and professional fees.

Operating Expenses

During the nine-month period ended September 30, 2012, we recorded operating expenses of $6,075,477, compared to operating expenses of $4,009,617 for the same period in 2011. Operating expenses consisted of:

  $342,850 (2011: $178,485) in advertising and promotion, an increase of 92%;

  $164,678 (2011: $38,065) in amortization and depreciation, an increase of 333%;

  $590,706 (2011: $899,350) in consulting and contract labour, an decrease of 34%;

  $712,633 (2011: $393,799) in general and administrative, an increase of 81%;

  $(40,639) (2011: $(132,087)) in foreign exchange gain;

  $41,425 (2011: $87,297) in interest, a decrease of 53%;

  $495,217 (2011: $297,107) in professional fees, an increase of 67%;

  $645,138 (2011: $627,503) in research and development, a decrease of 3%; and

  $3,123,469 (2011: $1,620,098) in salaries and benefits, an increase of 93%.

Advertising and promotion expenses increased to $342,850 for the nine-month period ended September 30, 2012, from $178,485 for the same period in 2011. The increase in advertising and promotion was primarily due to payments made to growers as incentives.

Amortization and depreciation expenses increased to $164,678 for the nine-month period ended September 30, 2012, from $38,065 for the same period in 2011. The increase in plant equipment depreciation was the cause for the increase in expense.

Consulting and contract labor expenses decreased to $590,706 for the nine-month period ended September 30, 2012, from $899,350 compared to the same period in 2011, primarily due to a decrease in stock-based compensation and some management costs now being expensed to salaries and benefits expense.

General and administrative expenses increased to $712,633 for the nine-month period ended September 30, 2012, compared to $393,799 for the same period in 2011. The increase in general and administrative expenses was primarily due to travel and office costs.

Interest expenses decreased to $41,425 for the nine-month period ended September 30, 2012, compared to $87,297 for the same period in 2011. The decrease is attributable to the repayment of loans that were outstanding in the same period in 2011.

Professional fees were $495,217 for the nine-month period ended September 30, 2012, compared to $297,107 for the same nine-month period in 2011. The primary cause for the increase was associated with the new facility in South Carolina, costs associated with being Sarbanes Oxley Act compliant and to timing issues of year end costs and an increase in some legal costs.

Research and development costs were $645,138 for the nine-month period ended September 30, 2012, compared to $627,503 for the same nine-month period in 2011. During the period equipment modification, the processing of CRAiLAR® fiber for our development partners and testing at our third party manufacturing partners along with the quarterly payment to the NRC have been our principle research and development costs. Our development partners purchased approximately $139,582 of Crailar fiber, which has been subtracted from those costs.

Salaries and benefits expenses increased to $3,123,469 for the nine-month period ended September 30, 2012, compared with $1,620,098 for the same period in 2011. This increase was caused by additional hires, management costs that were previously recorded under consulting and contract labour now recorded as salaries and benefits and an increase in stock based compensation.

Net Loss

Our net loss during the nine-month period ended September 30, 2012, was ($6,264,449), or ($0.15 per share) compared to ($4,384,770) or ($0.12 per share) during the nine-month period ended September 30, 2011, which represents an increase in net loss of 43%. The increase in loss was due primarily to an increase in advertising and promotion expense, general and administrative expense, amortization and depreciation expense, research and development expense, and salaries and benefits expense as well as a loss from the fair value adjustment of a derivative liability. For the nine-month period ended September 30, 2012, the weighted average number of shares outstanding was 42,617,860 compared to 37,362,272 at September 30, 2011.

Liquidity and Capital Resources

For the nine-month period ended September 30, 2012, our current assets were $10,919,703 (2011 - $7,574,632) and our current liabilities were $1,715,716 (2011 - $1,641,641), which resulted in working capital of $9,203,987 (2011 - $5,932,991). As at September 30, 2012, total assets were $21,199,209, consisting of:

  $7,857,531 in cash and cash equivalents;

  $168,348 in accounts receivable;

  $2,857,551 in inventory;

  $36,273 in prepaid expenses and other;

  $1,054,184 in deferred debt issuance costs;

  $9,118,280 in property and equipment; and

  $107,042 in intangible assets.

As at September 30, 2012, total liabilities were $11,946,716 and were comprised of:

  $675,798 in accounts payable;

  $468,011 in accrued liabilities;

  $571,907 in derivative liabilities; and

  $10,231,000 in convertible debenture debt.

With the issuance of the convertible debenture debt and unit offering in the third quarter of 2012, the Company has enough liquidity to complete the facility build out in Pamplico, South Carolina and to start commercial production. The Company anticipates the commissioning of the facility in December 2012.

Stockholders’ Equity increased by $9,720 from $9,242,773, at December 31, 2011, to $9,252,493 at September 30, 2012.

Cash Flows from Operating Activities

The cash flows used in operations of continuing operations for the nine-month period ended September 30, 2012, were ($5,232,961) compared with ($3,071,092) for the same period in 2011. Cash flows used in operations for the nine-month period ended September 30, 2012, consisted primarily of a net loss of ($6,264,449) (2011 – ($4,384,770)) from continuing operations, offset by certain items, amortization and depreciation $164,678 (2011- 38,065); stock based compensation of $1,944,411 (2011 - $1,632,426), fair value adjustment of derivative liability $188,972 (2011 – $375,153); deferred financing costs of $5,806 (2011 - $Nil); a decrease in accounts receivable $17,434, (2011 – ($61,911)); and increase in inventory ($1,821,585), (2011 – ($566,852)); a decrease in prepaid expenses of $10,974, (2011 – ($9,568)); increase in accounts payable of $440,083 (2011 – ($219,152)), and an increase in accrued liabilities of $115,583, (2011 – ($124,483)).

Cash Flows from Investing Activities

The cash flows used in investing activities for the nine-month period ended September 30, 2012, were ($6,080,218) compared to ($358,677) for the same period in 2011. Cash flows used in investing activities consisted of a purchase of property and equipment totaling ($6,048,478) in (2011 – ($308,819)) and the acquisition of trademarks and licenses totaling ($31,740) in (2011 – ($49,858)).

Cash Flows from Financing Activities

Cash flows provided by financing activities for the nine-month period ended September 30, 2012, totaled $12,716,536 versus $14,584,069 during the same period in 2011. The Company issued capital stock for proceeds of $3,545,538 (2011 - $15,541,014) and convertible debentures for net proceeds of $9,171,010 (2011 - $nil).

Effect of Exchange Rate

The effect of exchange rates on cash resulted in an unrealized gain of $113,669 for the nine-month period ended September 30, 2012, as compared with an unrealized loss of ($561,616) in the same period of 2011.

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

Partnerships and Industry Expertise

The Company has identified the Williamsburg County/Florence County regions of South Carolina as ideal region for growing winter flax crops.

As a result of identifying this geographical area as an ideal growing region, we incorporated a wholly owned subsidiary, Naturally Advanced Technologies, US Inc. (which is being renamed “Crailar Inc.”). The purpose of this subsidiary is to develop a US based flax fiber industry based around our CRAiLAR® fiber technology; from the contracting of crops through to the processing of the fiber.

Our first commercialization partner, Hanesbrands, is headquartered in North Carolina. Hanesbrands uses contract spinners located throughout the states of North and South Carolina. Therefore, being able to procure textile grade fiber in this region allows the Company to take advantage of strategic logistical opportunities.

We entered into a sub lease of a mid volume decortication facility located in Kingstree, South Carolina, in early August of 2010. The facility was originally established under a USDA flax initiative that failed to reach commercial viability. The equipment in this facility is designed to mechanically separate the flax fiber from the rest of the plant. This stage is called decortication. This is the first step of our process before it goes through our patented CRAiLAR® wet process. We have used this facility to prove out the viability of flax farming in this region, perfect our decortication process and to commence early volumes of CRAiLAR® fiber to our commercial partners. In August 2011, we took over the lease for a term of one year, and during July 2012 we extended the lease until the end of 2012.

In March 2012, we signed a lease for an approximately 147,000 square foot building on 52 acres outside of Pamplico, South Carolina. The building is currently undergoing the renovations necessary to process CRAiLAR® fiber. In the first stage, the decortication process will begin in Q4 of 2012 with wet processing planned to begin in Q3 2013.

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

In late January of 2012, we announced that we had signed our second yarn development partner, Tuscarora Yarns of Greensboro NC. Tuscarora are a highly innovative yarn spinner, capable of blending CRAiLAR® with fibers other than cotton, to broaden our market capabilities in performance sportswear, higher end fashion and outerwear. This is a strategic initiative that will add to the CRAiLAR® list of performance attributes, while strengthening our brand capabilities at the consumer interface.

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

In March 2012 we announced that we had partnered with Barnhardt Manufacturing Company to further expand its manufacturing capacity. The agreement calls for Barnhardt to execute the CRAiLAR® enzymatic process exclusively for our Company, and expands upon the Company’s manufacturing plans.

Founded in 1929, Charlotte, N.C.-based Barnhardt is a global supplier of cotton for medical, health and beauty aids, and nonwoven fabrics. It currently supplies processed fiber to companies that demand similar standards to those of our global brand partners, and this third-party manufacturing agreement gives our Company the ability to scale to demand from existing and future partners. Barnhardt will commence production for our Company in Q3 2012.

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

By July of 2012 harvesting of the contracted flax acreage in South Carolina was completed. We worked with representatives of Carolina Eastern to complete the harvest. All fibre from the harvest is now on our property in Pamplico SC and ready for processing upon commissioning of the decortication line.

Planting for the 2013 spring harvest is taking place in October and November and the Company expects to contract with growers for between 6,000 and 10,000 acres of flax fiber.

Our Company is expanding its agronomic focus to include multiple North American and international growing regions. Expansion of the growing region will mitigate climate risk and large expenditures associated with harvest. Throughout the summer 2012 our Company contracted 771 acres of flax to be grown in Canada for the purpose of seed multiplication. The seed generated will be used for subsequent planting in South Carolina including the planting currently under way.

PRODUCTION PLAN

With the proceeds of our financing in July 2011, we began to install our first fully integrated CRAiLAR® Fiber processing facility in the Florence region of South Carolina. Our Company has signed a lease of an existing building in the region, for the housing of its first fully integrated decortication and enzyme treatment processing facility. The installation of our full scale decortication facility is currently underway and purchase orders plus deposits for the equipment needed to enzymatically process CRAiLAR® Fiber have been issued. The installation of that equipment in the new facility commenced in the second quarter of 2012. With the completion of the September 2012 financing the Company will complete the build out of the facility along with the necessary equipment purchases for the decortication process. The Company expects the decortication phase of the new facility to become operational in the 4th quarter of 2012, and to ramp up production through 2013. At full capacity, the new facility will be capable of producing 600,000 pounds per week of decorticated bast fiber ready for the CRAiLAR® wet process. Feedstock in 2013 will come from the American Southeast and Europe.

In March 2012, we announced an improvement of our CRAiLAR® wet process time by 40%, therefore significantly increasing anticipated volume capabilities at planned facilities. The evaluation and resulting improvements were conducted internally in conjunction with research partners. The resulting changes encompass processes, as well as the utilization of industry standard equipment, including that which was purchased by the Company for its first production facility.

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

During Q3 and Q4 2012, the Company will process fiber through its third party manufacturing partners using decorticated fiber from its smaller scale facility in Kingstree, S.C. and European sources.

The Company believes that outsourced manufacturing allows for faster expansion of our technology proposition while significantly reducing the capital requirements to scale up to meet demand.

In summary, the Company’s decortication facility will come on line in Q4 2012, with production quantities starting in Q1 2013. The Company will use third party manufacturers for the CRAiLAR® wet process in Q1 & Q2, 2013, and volume is expected to grow to 450,000 lbs per week. In Q3 2013, the Company plans to have its own wet processing facility come online , bringing an additional 600,000 lbs per week of potential CRAiLAR® capacity to the 450,000 lbs from third party manufacturers. Decorticated fiber for the additional capacity will come from the Company’s Pamplico decortication facility and European decorticated fiber.

CRAILEX

Finally, the testing and evaluation of our CRAiLEXTM Advanced Materials pulping technology continues with a joint development agreement with Hercules Incorporated, a subsidiary of Ashland Inc.

CRAiLEXTM is the brand name for the purified pulp created from a patented process that is exclusively held by the Company. In recent tests, CRAiLEXTM has proven to exhibit higher-grade value pulps than other hard or soft-wood pulps. This is due to the unique cellular structure of bast fibers, namely hemp, and the less damaging CRAiLEXTM pulping process, which preserves the fiber integrity. The pulps are used by Ashland to create its line of cellulosic products including ethers and additives for multiple industries. We would create market opportunities in the higher end cellulosic yarns market, which we plan to market to our growing roster of global apparel brands. We expect the completion of the final round of evaluation and testing of our dissolving pulp qualities to be confirmed by Ashland in Q4 of 2012, whereafter the structure of commercialization of the technology will become a key priority.

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

With the necessary strategic partnerships and management team in place the Company believes it is well positioned to execute its commercial roll out plan in 2012 and 2013.

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

MATERIAL COMMITMENTS

Production Equipment

At September 30, 2012, the Company signed agreements to purchase equipment for a total price of $9,953,721 (Euro 7,418,140 and $416,960), which is payable in installments and due upon the achievement of certain milestones. Full payment is expected within 2012. The Company paid $6,813,475 (Euro 5,101,511 and $254,972) as deposits. No amortization will be taken until the equipment is in production.

Annual Leases

The Company is committed to current annual lease payments totaling $675,553 for premises under lease over the next 5 years. Approximate minimum lease payments over the 5 year period are as follows:

$
2012	34,904
2013	100,814
2014	212,072
2015	146,930
2016	146,930
Total	641,650

NRC Agreements

Collaboration Agreement

In October 2007, the Company entered into a joint collaboration agreement with the NRC to continue to develop a patentable enzyme technology for the processing of hemp fibres. The agreement was for three years and was set to expire on May 9, 2010. On February 19, 2010, the Company signed an amendment to the agreement which expired on May 9, 2012. The Company is currently negotiating a new joint collaboration agreement with the NRC. The Company will continue its joint collaboration of enzyme technology with the NRC, however the research will refocus on cellulose technology for the production of lignocellulosic ethanol. The NRC is to be paid as it conducts work on the joint collaboration. There are no further costs or other off-balance sheet liabilities associated with the NRC agreement.

Over the term of the amended agreement, the Company paid the NRC all amounts due for a total of $280,536.

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

Alberta Innovates – Technology Futures

In June 2007, the Company’s subsidiary, Crailar Fiber Technologies Inc. (“CFT”), entered into a Master Agreement for Technology Development with the Alberta Research Council (“ARC”) now know as Alberta Innovates-Technology Futures (“AITF”) (the “Technology Agreement”) to further develop and commercialize bast fiber technology. The Technology Agreement is intended to act as an umbrella agreement for further bast fiber development planned to be performed by the AITF under separate Project Agreements. During 2011 the Company paid the ARC for specific tasks to further the development of AITF’s Technology, the amount paid was $135,890. During Q2 2012, AITF ran a small project for the Company worth $2,000; no other monies were paid or owed for 2012. Under the terms of the Project Agreements signed with AITF the Company will be entitled to an exclusive, worldwide, royalty-bearing license to use any new intellectual property developed pursuant to the Project Agreements. The royalty based on this option will be 3% of gross sales for the first $50,000,000 and 1.5% of gross sales on excess of $50,000,000. The Technology Agreement is in effect as long as there is an active Project Agreement.

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

Farming and Consulting Agreements

During the nine month period ended September 30, 2012, the Company committed a minimum to $235,252 ($231,300 CDN) in flax seed purchases from growers in Alberta. The seed will be used for future North American harvests.

NAME CHANGE AND ADOPTION OF NEW ARTICLES

Effective October 31, 2012, the Company effected a name change from Naturally Advanced Technologies Inc. to Crailar Technologies Inc. This name change was effective under the Business Corporations Act (British Columbia) as of October 31, 2012, pursuant to a Notice of Alteration that was filed with the British Columbia Registrar of Companies on October 22, 2012. The name change became effective with the TSX Venture Exchange on October 31, 2012 under the stock symbol “CL” and with the OTC Bulletin Board at the opening for trading on November 1, 2012 under the stock symbol “CRLRF”. The Company’s new CUSIP number is 224248104.

Concurrent with the change of name, the Company adopted new articles in the form approved by the Company’s shareholders at the Company’s annual general and special meeting which was held on August 8, 2012 (the “New Articles”). Among other things, the New Articles facilitate the use of uncertificated shares and electronic record keeping systems currently in use worldwide. In addition, under the New Articles the Company increased the quorum requirement for meetings of shareholders from two shareholders (or one shareholder if there was only one shareholder entitled to vote at a meeting of shareholders) to 1/3 of the outstanding shares of the Company.

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

Credit risk

Credit risk is managed by dealing with customers whose credit standing meets internally approved policies, and by ongoing monitoring of credit risk. The risk in cash accounts is managed through the use of a major financial institution which has high credit quality as determined by the rating agencies. As at September 30, 2012, the Company does not have significant concentrations of credit exposure.

Interest rate risk

All term debt has fixed interest rates and the Company has no significant exposure to interest rate fluctuation risk other than at renewal.

Item 4.              Controls and Procedures Disclosure

Controls and Procedures

Kenneth Barker, our Chief Executive Officer, and Guy Prevost, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective as of September 30, 2012.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future.

We have a history of operating losses, expect to continue to incur losses, may never be profitable, and must be considered to be in the development stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred losses totaling approximately $6,264,449, $6,998,922 and $3,293,439, respectively, for the nine month period ended September 30, 2012, and the fiscal years ended December 31, 2011 and 2010. As of September 30, 2012, we had accumulated deficits of $17,716,752. As at September 30, 2012 we had cash and cash equivalents of $7,857,531 and working capital of $9,477,668. Further, we do not expect positive cash flow from operations until Q2 2013. There is no assurance that actual cash requirements will not exceed our estimates.

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

As of September 30, 2012, there were 43,923,111 shares of our common stock issued and outstanding. Further, as of September 30, 2012 there were an aggregate of 4,684,045 stock options (4,029,045 were vested and exercisable into 4,029,045 shares of common stock at a weighted average exercise price of $1.66 per share) and 3,057,555 share purchase warrants outstanding that are exercisable into 3,057,555 shares of common stock (at a weighted average exercise price of $4.04 per share).

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

On September 13, 2012, we issued an aggregate of 418,429 units of the Company to 15 investors at a price of $2.21 per unit for gross proceeds of $924,728.09. Each unit is comprised of one share of common stock and one half of one share purchase warrant. Each whole share purchase warrant is exercisable into one share of common stock at an exercise price of $3.45 per share until September 13, 2014. The Company relied on exemptions from registration under the United States Securities Act of 1933, as amended, provided by Rule 506 of Regulation D and Regulation S, based on representations and warranties provided by the purchasers of the shares in their respective subscription agreements entered into between each purchaser and the Company.

On September 24, 2012, we issued an aggregate of 450,758 units of the Company to five investors at a price of $2.21 per unit for gross proceeds of $996,175.18. Each unit is comprised of one share of common stock and one half of one share purchase warrant. Each whole share purchase warrant is exercisable into one share of common stock at an exercise price of $3.45 per share until September 24, 2014. The Company relied on exemptions from registration under the United States Securities Act of 1933, as amended, provided by Rule 506 of Regulation D, based on representations and warranties provided by the purchasers of the shares in their respective subscription agreements entered into between each purchaser and the Company.

On October 10, 2012, we issued an aggregate of 198,587 units of the Company to six investors at a price of $2.21 per unit for gross proceeds of $438,877.27. Each unit is comprised of one share of common stock and one half of one share purchase warrant. Each whole share purchase warrant is exercisable into one share of common stock at an exercise price of $3.45 per share until October 10, 2014. The Company relied on exemptions from registration under the United States Securities Act of 1933, as amended, provided by Rule 506 of Regulation D, based on representations and warranties provided by the purchasers of the shares in their respective subscription agreements entered into between each purchaser and the Company.

Item 3.              Defaults upon Senior Securities

None.

Item 4.              Mine Safety Disclosures

Not applicable.

Item 5.              Other Information

Not applicable

Item 6.              Exhibits

Exhibit No.	Document
3.1	Articles of Incorporation, as amended (15)
3.2	Bylaws (1)
10.1	Collaboration Agreement dated effective May 7, 2004 between Hemptown Clothing, Inc., and the National Research Council of Canada(2)
10.2	Renewed Collaboration Agreement dated effective December 7, 2007 between Crailar Fiber Technologies Inc., and the National Research Council of Canada(2)
10.3	Amendment to the Renewed Collaboration Agreement dated effective February 19, 2010 between Naturally Advanced Technologies Inc. and the National Research Council of Canada(2)
10.4	Master Agreement for Technology Development between Alberta Research Council and Crailar Fiber Technologies dated January 1, 2007 (3)
10.5	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Meriwether Accelerators LLC dated November 27, 2007 with effective date of August 24, 2007 (4)
10.6	2006 Stock Option Plan (5)
10.7	Letter Agreement dated September 2, 2008 between Naturally Advanced Technologies Inc. and Lipper/Heilshorn& Associates, Inc. (6)
10.8	Renewal of CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Meriwether Accelerators LLC dated October 14, 2008 (7)
10.9	2008 Fixed Share Stock Option Plan (8)
10.10	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Kenneth Barker, dated for reference August 24, 2009
10.11	Service Agreement between Naturally Advanced Technologies Inc. and OrganicWorks Marketing LLC dated November 25, 2010
10.12	Equipment Lease and Location Sublease dated August 9, 2010 between Naturally Advanced Technologies Inc. and Eastern Flax of South Carolina, LLC. (11)
10.13	2010 Fixed Share Option Plan (12)
10.14	Lease Agreement, dated June 30, 2011 between 0702311 BC Ltd. and Naturally Advanced Technologies Inc. (14)
10.15	Office Lease Agreement dated August 8, 2011 between Naturally Advanced Technologies Inc. and MDW Properties, LLC. (14)
10.16	Lease Agreement dated July 1, 2011 between Naturally Advanced Technologies Inc. and Jessie Dale McCollough. (14)
10.17	2011 Fixed Share Option Plan (13)
14.1	Corporate Governance Policy (9)
14.2	Corporate Disclosure Policy (9)
14.3	Securities Trading Policy (9)
14.4	Board of Directors Charter (9)

14.5	Terms of Reference for the Chief Financial Officer (9)
14.6	Terms of Reference of Committee Chairs (9)
14.7	Audit Committee Charter (9)
14.8	Corporate Governance Committee Charter (9)
14.9	Compensation Committee Charter (9)
14.10	Disclosure Charter Policy (9)
14.11	Code of Ethics (9)
14.12	Insider Trading and Reporting Guidelines (9)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.
(1)	Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2004, as filed with the SEC on March 31, 2005.
(2)	Filed as an exhibit to our Form 8-K as filed with the SEC on March 8, 2010.
(3)	Filed as an exhibit to our Form 8-K as filed with the SEC on June 25, 2007.
(4)	Filed as an exhibit to our Form 8-K as filed with the SEC on December 21, 2007.
(5)	Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2006 as filed with the SEC Commission on March 31, 2007.
(6)	Filed as an exhibit to our Form 8-K as filed with the SEC on September 8, 2008.
(7)	Filed as an exhibit to our Form 8-K as filed with the SEC on October 28, 2008.
(8)	Filed as an exhibit to our Form S-8 as filed with the SEC on October 10, 2008.
(9)	Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2007 as filed with the SEC on April 11, 2008.
(10)	Filed as an exhibit to our Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on April 13, 2010.
(11)	Filed as an exhibit to our Form 8-K as filed with the SEC on August 12, 2010.
(12)	Filed as an exhibit to our Form 10-Q for the quarter ended September 30, 2010, as filed with the SEC on November 15, 2011.
(13)	Filed as an exhibit to our Form S-8 as filed with the SEC on February 16, 2012.
(14)	Filed as an exhibit to our Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 11, 2012.
(15)	Filed as an exhibit to our Form 8-K as filed with the SEC on November 1 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRAILAR TECHNOLOGIES INC.

By:	/s/ Kenneth C. Barker
Kenneth C. Barker
Chief Executive Officer and a director
Date: November 9, 2012

By:	/s/ Guy Prevost
Guy Prevost
Chief Financial Officer and a director
Date: November 9, 2012