Form 10-K
period 2012-12-31
CRAILAR TECHNOLOGIES INC
filed 2013-03-18
CIK 1210294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No.:000-50367

Crailar Technologies Inc.
(Exact name of registrant in its charter)

British Columbia	98-0359306
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Suite 305 - 4420 Chatterton Way
Victoria, British Columbia, Canada	V8X 5J2
(Address of principal executive offices)	(Zip Code)

(250) 658-8582
(Registrant’s telephone number, including area code)

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
[ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ] (Do not check if smaller reporting company) Smaller reporting company [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $92,316,000.

The registrant had 44,430,198 shares of common stock outstanding as of March 13, 2013.

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

Available Information

We file annual, quarterly, current reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the SEC at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C., 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC’s website at www.sec.gov. In addition, we post our SEC filings, including any amendments thereto, on our Internet website at www.crailar.com as soon reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

References

As used in this annual report: (i) the terms “we,” “us,” “our,” or the “Company” refer to Crailar Technologies Inc. and our subsidiaries, unless the context otherwise requires; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

PART I

ITEM 1.	BUSINESS

Corporate Structure and Subsidiaries

We were incorporated under the laws of British Columbia, Canada, on October 6, 1998, under the name “Hemptown Clothing Inc.” The current corporate structure is a single public company, incorporated under the Business Corporations Act (British Columbia).

On February 22, 2006, our Board of Directors authorized and approved the change in our corporate name to “Naturally Advanced Technologies Inc.” and the subsequent filing of the Amendment with the Registrar of Companies for the Province of British Columbia. This name change to Naturally Advanced Technologies Inc. became effective March 21, 2006, and our trading symbol for our shares of common stock trading on the OTC Bulletin Board was changed to “NADVF”. Our shares of common stock commenced trading under the symbol “NAT” on the TSX Venture Exchange (the “TSX-V”) at the opening of market on July 8, 2008.

Effective October 31, 2012, we effected a name change to Crailar Technologies Inc. This name change was effective under the Business Corporations Act (British Columbia) as of October 31, 2012, pursuant to a Notice of Alteration that was filed with the British Columbia Registrar of Companies on October 22, 2012. The name change became effective with the TSX-V on October 31, 2012 under the stock symbol “CL” and with the OTC Bulletin Board at the opening for trading on November 1, 2012 under the stock symbol “CRLRF”.

We were founded in response to the growing demand for environmentally friendly, socially responsible clothing, and we adhere to a “triple bottom line” philosophy, respecting the human rights of employees, the environmental impact of our operations and fiscal responsibility to our shareholders.

Our wholly-owned subsidiaries are as follows:

Crailar Inc. (formerly known as Naturally Advanced Technologies US Inc.)

Naturally Advanced Technologies US Inc. was incorporated under the laws of the State of Nevada on August 24, 2010, to manage our U.S. business operations. This company was also issued a Certificate of Authorization by the State of South Carolina to transact business on October 21, 2010. Effective November 30, 2012, the name of this entity was changed to “Crailar Inc.”

CRAiLAR® Fiber Technologies Inc.

Our wholly owned subsidiary CRAiLAR® Fiber Technologies Inc. (“CRAiLAR®”) was incorporated on April 5, 2005. It was incorporated for the purpose of developing BastFiber Technology for uses in textiles, cellulose pulp, paper, and composites.

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

Our principal offices are located at Suite 305, 4420 Chatterton Way, Victoria, British Columbia V8X 5J2, our telephone number is (250) 658-8582, and our web site address is www.crailar.com.

Business Operations

We are bringing sustainable bast fiber-based products to market, providing environmentally friendly natural fiber alternatives for a broad range of existing and emerging product applications, with equivalent or superior performance characteristics to cotton, wood or fossil-fuel based competitors. As of the date of this report, our business operations consists primarily of the deployment and execution of our proprietary and natural CRAiLAR® Flax Fibers, as well as our bast fiber processing technologies targeted at the textile, pulping, composite and plastics industries.

Industry Opportunity

With a projected increase of global population and continued development of market economies, we expect to see a rise in the need for fibers worldwide. Management estimates that global demand for fiber will increase by almost 30 million tons in the next ten years. We do not believe that this increased demand can be met by the existing natural fibers market. While some demand is likely to be filled by synthetic fibers, management expects that the desires for consumers to live both sustainably and naturally will outweigh their desire for un-naturally derived products. We believe that the Company has a unique opportunity to fill this shortfall through the production of CRAiLAR® fiber.

CRAiLAR® Fiber

CRAiLAR® Fiber processing involves the enzymatic processing of bast fibers by removing the lignin which binds the fibers together, to produce individual, separated fibers into the equivalent of ginned cotton. The CRAiLAR® Fiber technology has been developed by Dr. Wing Sung and his team at the National Research Council of Canada. Under development since 2004, this technology has undergone successful final demonstration scale testing. The technology involves the use of enzymes to effectively clean and polish the raw bast fiber such as flax, hemp, kenaf and jute.

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

CRAiLEX Advanced Materials technology was developed with Alberta Innovates — Technology Futures. The unique pulping process does not require the numerous harsh chemicals or expensive pressurized equipment used in the traditional kraft pulping industry. The result is a superior dissolving pulp from the flax and hemp plants to be used in performance yarns, industrial additives and absorbent pulp and paper products. After extensive evaluation of our CRAiLAR®dissolving pulp by our development partner Ashland, it has been determined that in fact our CRAiLAR® Flax Fibers create a higher grade dissolving pulp than our CRAiLAR® technology, due to the effectiveness of the Crailar process in creating clean, uncontaminated fibers. We expect Ashland to confirm that direction with regard to fiber execution and direction, once all of their testing parameters have been completed.

We hold the exclusive worldwide license to these patented technologies.

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

With mill delivered cotton priced between $0.90 and $1.00 per pound, flax is a cost-effective raw material for fiber production. Flax is easy to grow with minimal use of herbicides, pesticides and engineered irrigation that significantly reduces costs as compared to other natural fibers.

The CRAiLAR® Fiber process is a clean, sustainable, environmentally responsible process, which works with bast fiber feed stocks. Bast fiber plants grow abundantly, without excessive water, herbicide, fertilizer and pesticide use. In fact, CRAiLAR® was designated as a 100% BioPreferred® product by the USDA in April 2012. CRAiLAR® Flax Fibers will be used in union with cotton, which when blended together, results in a much better performing fabric than cotton alone. The resulting fabric (if simply an 80/20 blend) takes on the characteristics of CRAiLAR® Flax Fibers, which are enhanced moisture management and comfort (wicking), durability, superior dye uptake characteristics (a potential minimal dye reduction of 10%), and garment shrinkage reduction (a potential minimum of 50%).

Supply, Development and Other Partnerships

On January 18, 2011, we announced that we joined forces with Hanesbrands Inc. and the U.S. Department of Agriculture’s Agricultural Research Service (USDA-ARS) in a cooperative research project designed to cultivate and evaluate the viability of various flax strains for use in CRAiLAR® technology. The project takes place in South Carolina and has an initial term of one year with a renewal option for two additional years. In 2012 we initiated the second year of the collaboration and expanded the study’s focus to include fungicide application trials along with generating data which will be used to substantiate a crop insurance application.

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

On July 14, 2011 the Company entered into an agreement with Carolina Eastern Precision Ag, of Pamplico, S.C., to provide agronomic consultation to the Company and its contractors in the region. Under the terms of the agreement, Carolina Eastern will assist us in the recruitment of growers and contractors, and advise on all cultivation related to flax that will be turned into its branded CRAiLAR® fiber including seeding rates, fertilization, and weed control.

In September, 2011, the Company entered into a three year CRAiLAR® Fiber supply agreement with Georgia Pacific Consumer Products LLC, for the use of CRAiLAR® fiber in formed substrates for the industrial and personal care markets. The agreement is automatically extendable to ten years upon notification by GP of the intention to do so.

In September, 2011, the Company entered into an agreement with Westex Inc., for the evaluation and development of CRAiLAR® Fibers in flame and arc resistant fabrics for the industrial, military and service sector industries. Westex Inc. is the market leader in this category.

In September, 2011, the Company entered into a purchasing agreement for a minimum of one and a half million pounds of CRAiLAR® Flax fiber with Brilliant Global LTD, the Hong Kong-based private label knitwear manufacturer which produces a broad spectrum of sweater and accessory items in natural fibers for globally recognized brands and retailers.

In October 2011, the Company entered into an agreement with Carhartt Inc., for the evaluation and development of CRAiLAR® Fiber in work wear apparel. Carhartt is the industry leader in work wear apparel, with a broad distribution of product in both retail and corporate markets. CRAiLAR® Fibers are expected to add performance improvements to Carhartt garments in durability, moisture management and dye chemical savings.

In December 2011, the Company entered into an agreement with Target to evaluate the use of its CRAiLAR® Flax fiber in Target’s domestic textiles category beginning December 1, 2011. The agreement includes two years of exclusivity in the category and calls for target’s evaluation of CRAiLAR® Flax in a number of products including sheets, top or bed, shower curtains, window treatments, table linens, decorative pillows, towels, and more. In July 2012, the Company announced it commenced delivery of an initial 100,000 pounds of fiber to Target’s designated vendor. In the spring of 2013 Target introduced a new drapery line, called Threshold, containing 20% CRAiLAR® Fiber. These items are sold on Target’s website and in their stores.

In January 2012, the Company entered into a non-exclusive and non-transferable license with Tuscarora Yarns, one of the world’s premier yarn innovators, to explore a host of new blended yarns and related products using CRAiLAR® Flax, which Tuscarora is expected to design and manufacture for sale and distribution to third party licensees of CRAiLAR®.

In March 2012, we entered into an agreement with Tintoria Piana to execute the CRAiLAR® enzymatic process, augmenting the Company’s plans for manufacturing capacity. Tintoria’s history in textiles dates to 1582 in Biella, Italy. The privately held, family-owned business has dyed fiber for the traditional apparel business for more than 60 years, and operates principally out of Cartersville, Georgia in North America. The Company believes that outsourced manufacturing allows for faster expansion of our technology proposition while significantly reducing the capital requirements to scale up to meet demand. Tintoria commenced production in Q3 2012.

In April 2012, we entered into a short term CRAiLAR® Flax fiber development agreement with PVH Corp (NYSE: PVH), one of the largest global apparel companies, to evaluate the processing of CRAiLAR® Flax fiber in dress and sports shirt lines. Product development with PVH has expanded in early 2013 to include sweater knits and bottom weight fabrics.

In April 2012, we entered a joint development agreement with Austria-based Lenzing Group Lenzing Group (LNZ: Vienna), the worldwide leader in cellulosic manmade fibers. The agreement calls for the companies to evaluate the blending of CRAiLAR® Flax fibers with TENCEL(R) (Lyocell) and Lenzing Modal(R).

Recent Developments

In January 2013, we commenced running production grade fiber at our new Pamplico, South Carolina manufacturing facility. Decorticated fiber through-put continues to ramp up over the first quarter as modifications and adjustments are made to the line.

On January 10, 2013, we entered into a Supply Agreement with Kowa Company Ltd. (“KOWA”), a Japanese company which is engaged in the design, development, manufacture, marketing and sale of textiles. Pursuant to this agreement, KOWA agrees to purchase CRAiLAR® fiber that meets the specifications to be determined by the parties on or before April 10, 2013, for evaluation purposes in fabrics, apparel and non-woven goods. However, since we have currently granted exclusivity for non-woven goods with respect to the CRAiLAR® fiber to a third party, if KOWA wishes to produce non-woven goods for the Japanese market, KOWA may do so using such third party’s non-woven substrate made from the CRAiLAR® fiber. The initial term of the agreement is for a period of six months and may be renewed for successive periods by written agreement between the parties. If KOWA develops any possible products for commercial purposes (the “KOWA Products”) during the initial term or any renewal term of this agreement which contains or uses the CRAiLAR® fiber, then the parties shall make a good faith discussion to conclude a joint development agreement to facilitate the development of the KOWA Products.

On February 12, 2013, we entered into a Development Agreement with Cotswold Industries Inc. (“Cotswold”) to encompass sustainable pocketing and waist banding for its branded apparel customers. Pursuant to this agreement, the Company and Cotswold will work jointly and individually at their respective facilities, will co-operate in their research and development activities as may be required or expedient, and will use commercially reasonable efforts to develop or create commercially viable CRAiLAR® fibers in order to facilitate the introduction of CRAiLAR® fibers into pocketing, interlining and waist banding products. This development program will encompass all research, design, development, improvement and other experimentation and performance testing of CRAiLAR® fibers during the 240-day term of the agreement.

On March 11, 2013, we entered into a Marketing and Development Agreement with Cone Denim LLC (“Cone”) to market and develop the use of CRAiLAR fiber® in Cone’s denim fabric line. Pursuant to the Agreement, Crailar will supply to Cone CRAiLAR fiber® utilizing Crailar’s technology of enzyme-based processing of natural bast fibers. The price for the CRAiLAR fiber® shall be negotiated by Crailar and Cone in good faith as soon as practicable every six months, based upon forecast accuracy and annual volume. The term of the Agreement shall be for a period terminating on December 31, 2015. Unless expressly agreed to in writing by Cone, or as otherwise provided in the Agreement, Crailar will not sell CRAiLAR fiber® to any manufacturer of denim other than Cone during the term of the Agreement.

Strategic Alliances

National Research Council of Canada

Collaboration Agreement

In October 2007, we entered into a joint collaboration agreement with the National Research Council of Canada (the “NRC”) to continue to develop a patentable enzyme technology for the processing of hemp fibers. The agreement was for three years and was set to expire on May 9, 2010. On February 19, 2010, we signed an amendment to the agreement which expired on May 9, 2012. We are currently negotiating a new joint collaboration agreement with the NRC; however the research will refocus on cellulose technology for the production of lignocellulosic ethanol. The NRC is to be paid as it conducts work on the joint collaboration. There are no further costs or other off-balance sheet liabilities associated with the NRC agreement.

Over the term of the amended agreement, we will pay the NRC a total of $280,536 divided into nine payments up to May 9, 2012. As of the date of this report all payments due in 2012 ($33,183) have been paid.

Technology License Agreement

On November 1, 2006, the Company entered into a technology license agreement with the NRC. The license agreement provides the Company a worldwide license to use and sublicense the NRC technology called CRAiLAR®. The Company paid an initial $20,525 (CDN$25,000) fee and will pay an ongoing royalty of 3% on sales of products derived from the CRAiLAR® process to the NRC with a minimum annual payment set at CDN$15,000 per year (US$14,750) During the year ended December 31, 2012, the Company paid CDN$7,500 (US$7,375) and accrued CDN$7,500 (US$7,375) of the minimum annual royalty.

Alberta Innovates – Technology Futures

In June 2007, the Company’s subsidiary, Crailar Fiber Technologies Inc. (“CFT”), entered into a Master Agreement for Technology Development with Alberta Innovates – Technology Futures (“AITF”, formerly Alberta Research Council) (the “Technology Agreement”) to further develop and commercialize bast fiber technology. The Technology Agreement is intended to act as an umbrella agreement for further bast fiber development planned to be performed by AITF under separate Project Agreements. Under the terms of the Technology Agreement, commencing July 1, 2007, we will pay $20,525 (CDN$25,000) per quarter to the AITF and can terminate the agreement with 90 days’ notice, unless there are Project Agreements in effect. In addition to the above payments, CFT will be responsible for providing work-in-kind with a value of $20,525 (CDN$25,000) per calendar quarter commencing with the first Project Agreement. During 2012 the Company paid AITF $2,000 for specific tasks to further the development of AITF’s Technology (2011 -$135,890 and 2010 - $7,991). Under the terms of the Project Agreements signed with AITF the Company will be entitled to an exclusive, worldwide, royalty-bearing license to use any new intellectual property developed pursuant to the Project Agreements. The royalty based on this option will be 3% of gross sales for the first $50,000,000 and 1.5% of gross sales on excess of $50,000,000. The Technology Agreement is in effect as long as there is an active Project Agreement. The Company currently has a Project Agreement with Ashland Inc. for testing the AITF technology.

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

During 2009, our research and development efforts for CRAiLAR® Fibers were concentrated on producing fiber for spinning trials. Different variations of our enzymatic process, drying, carding and equipment was tested to optimize the fiber for spinning using traditional cotton spinning equipment. These research and development efforts led to the successful initial spinning trials of CRAiLAR® fibers. The spinning trials were sponsored by Hanesbrands Inc. at North Carolina State University. We carded and spun a blended CRAiLAR® yarn on a cotton ring spinning system with no modifications using CRAiLAR® Fiber Technology. The resulting 20/1 Ne* ring spun yarn was knitted into a 5-ounces per square yard jersey fabric. (Ne* is a measurement count for yarn, the higher the number the finer the yarn.) Management believes that this was the first time hemp was processed on conventional cotton spinning equipment.

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

The primary function of the R&D team in 2012 was focused on improving the economics of the CRAiLAR process. Specifically, a reduction in processing time, and an improvement in bleaching efficiency were both high on the priority list. An overall reduction of 40% in processing time was achieved which translates into significant cost savings for the Company. Additionally, the efficiency of the bleaching stage was improved and produced much brighter fibers that had not been damaged by the bleaching chemicals.

The R&D team also worked to refine the decortication platform that was installed in Pamplico. Management was able to achieve improvements in the line and identify additional areas that can be improved in 2013.

In the agricultural department, CRAiLAR continued work with the USDA to determine optimum harvest times for maximum straw yield, chemical input research, and varietal trials for the South Carolina climate.

We have invested a considerable amount of time and effort into product research and development. Our research and development costs for our fiscal year ended December 31, 2012 totaled $660,229 (2011 -$757,443), all of which was attributable to the CRAiLAR® and CRAiLEXTM technology development.

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

We believe that our marketing model will drive a pull-through marketing strategy, which draws from detailed brand building and delivers that promise directly to consumers. Brand building strategies imply a strong direct to consumer platform, which will allow us to build equity in a consumer focused model ultimately allowing transfer of that equity to establishing branding partnerships with some of the world’s leading consumer brands. We further believe that the CRAiLAR® and CRAiLEXTM processes will entice those in North America to ramp up flax and hemp farming and/or processing as it is expected to create significant margins. Another target market will be partners. We believe that the creation of partnerships is an important strategy for a small company, and our public partnerships with NRC and AITF have been very important to us. We believe additional partnerships with consumer brands will also be important for the branding opportunities that these global brands will provide.

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

We have negotiated and signed agreements with some of the largest fiber consuming companies in the world. We have done this by following through on enquiries from CEOs, COOs, CMOs as well as Innovation Officers to confirm the attributes and benefits of CRAiLAR® fibers. We have been able to showcase an extraordinary opportunity that has been worked into the fabric of corporate responsibility and sustainability platforms. We understand that in order for new initiatives to be pulled through the corporate system to market reality, you need to start at the top. By linking our sales and marketing goals to our production and operations plans, we decided very early that if we are here for good, and are willing to assist the consumer on the path to sustainability, we need to positively affect the national footprint of “dirtier” fibers and processes as quickly as we can.

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

Environmental Regulation

Our operations are subject to various environmental and occupational health and safety laws and regulations. We believe that we are in compliance with all applicable regulatory requirements. We will continue to make expenditures to comply with these requirements, and we do not believe that compliance will have a material adverse effect on our business. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties or any associated offsite disposal locations, or if contamination from prior activities is discovered at any of our properties, we may be held liable. While the amount of such liability could be material, we endeavor to conduct our operations in a manner that reduces such risks.

Employees

We currently employ 25 full time employees.

Transfer Agent

Our transfer agent is Computershare Investor Services Inc., 510 Burrard Street, 2nd Floor, Vancouver, BC V6C 3B9.

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

Risks Related to Our Business

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future.

We have a history of operating losses, expect to continue to incur losses, may never be profitable, and must be considered to be in the development stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred net losses totaling approximately $9,315,360 and $6,998,922, respectively, for fiscal years ended December 31, 2012 and 2011. As of December 31, 2012, we had accumulated deficits of $32,252,914. As at December 31, 2012 we had cash and cash equivalents of $2,877,210 and working capital of $2,585,862. Further, we do not expect positive cash flow from operations until Q4 2013.

We Will Need to Raise Capital To Continue Our Operations.

Based upon our historical losses from operations, we may require additional funding in the future. If we cannot obtain capital through financings or otherwise, our ability to execute our development plans and achieve profitable operational levels will be greatly limited. Historically, we have funded our operations through the issuance of equity, convertible debenture and bank debt financing arrangements. We may not be able to obtain additional financing on favorable terms, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including demand for CRAiLAR® and CRAiLEXTM technologies. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds, it would have a material adverse effect upon our operations.

A Commercial Market Must Be Found for Our By-products.

Markets need to be found and developed for the by-products of our decortication process or it could have an effect on our profitability. Although several opportunities for the sale of our by-products are being explored, no contracts for the off take of our by-products have been signed as of the date of this report.

Our Success is Dependent Upon the Acceptance of CRAiLAR® Technology.

Our success depends upon our achieving significant market acceptance of our CRAiLAR® Technology and demand for our products. Acceptance of our CRAiLAR® Technology will depend on the success of our and our partners’ promotional and marketing efforts and ability to attract customers. To date, we have not spent significant funds on marketing and promotional efforts, although in order to increase awareness of our products we expect our partners to spend a significant amount on promotion, marketing and advertising in the future. If these expenses fail to develop an awareness of our CRAiLAR® Technology and products, these expenses may never be recovered and we may never be able to generate any significant future revenues. In addition, even if awareness of our CRAiLAR® Technology increases, we may not be able to produce enough product to meet demand.

We May Be Unable to Retain Key Employees or Management Personnel.

The loss of any of our key officers and management personnel would have an adverse impact on our future development and could impair our ability to succeed. Our performance is substantially dependent upon the expertise of our Chief Executive Officer, Mr. Kenneth Barker and our Chief Innovation Officer, Mr. Jason Finnis, and other key management personnel and our ability to continue to hire and retain such personnel. Messrs. Barker, Sanders, Finnis, Prevost, Robinson and Nalbach spend substantially all, or most, of their working time with us and our subsidiaries. It may be difficult to find sufficiently qualified individuals to replace Mr. Barker, Mr. Sanders, Mr. Finnis, Mr. Prevost, Mr. Robinson, Mr. Nalbach, Ms. Harrison or other key management personnel if we were to lose any one or more of them. The loss of Mr. Barker, Mr. Sanders, Mr. Finnis, Mr. Robinson, Mr. Nalbach or Mr. Prevost, or any of our other key management personnel could have a material adverse effect on our business, development, financial condition, and operating results. We maintain “key person” life insurance on our senior executive officers.

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

Government Regulation and Trade Restrictions Could Have a Negative Impact on Our Business.

Governments or special interest groups may attempt to protect existing industries through the use of duties, tariffs or public relations campaigns. These efforts may adversely affect interest in and demand for our CRAiLAR® Technology.

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

If Our Competitors Misappropriate Unpatented Proprietary Know-How and Our Trade Secrets, It May Have a Material Adverse Effect on Our Business.

The loss of or inability to enforce our trademark CRAiLAR® and other proprietary know-how, including our CRAiLAR® and CRAiLEXTM process, and trade secrets could adversely affect our business. We depend heavily on trade secrets and the design expertise of our employees. If any of our competitors copies or otherwise gains access to our trade secrets or develops similar technologies or processes independently, we would not be able to compete as effectively. The measures we take to protect our trade secrets and design expertise may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate and therefore could have an adverse effect on our business.

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

As of December 31, 2012, there were 44,239,198 shares of our common stock issued and outstanding. (As of March 13, 2013, there were 44,430,198 shares of our common stock issued and outstanding). Further, as of December 31, 2012 there were an aggregate of 6,366,045 stock options (4,307,990 of which were vested and exercisable into 4,307,990 shares of common stock at a weighted average exercise price of $1.69 per share) and 3,156,848 share purchase warrants outstanding exercisable into 3,156,848 shares of common stock at a weighted average exercise price of $4.02 per share.

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

During our fiscal year ended December 31, 2012, our common stock has traded as low as $1.75 and as high as $3.58. In addition to volatility associated with Bulletin Board securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

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

We Are a Canadian Company and a Majority of Our Directors and Many of Our Officers Are Canadian Citizens and/or Residents, Which Could Make It Difficult for Investors to Enforce Judgments Against Us in the United States.

We are a company incorporated under the laws of the Province of British Columbia, Canada and a majority of our directors and many of our officers reside in Canada. Therefore, it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers. All or a substantial portion of such persons’ assets may be located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States. We have been advised by our Canadian counsel that there is doubt as to the enforceability, in original actions in Canadian courts, of liability based upon the U.S. federal securities laws and as to the enforceability in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws. Therefore, it may not be possible to enforce those actions against us or any of our directors or officers.

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

On June 30, 2011 we entered into a lease for approximately 1,571 square feet of office space in Victoria, British Columbia for a monthly basic net rent of CDN$2,749.25 (US$2,763.34 based on the exchange rate on December 31, 2012 of CDN$1.00 = US$1.0051) . The lease is for a term of three (3) years commencing on August 1, 2011 and expiring on July 31, 2014 with one renewal term of three (3) years.

Effective August 9, 2010, we signed a ten-month sublease of a facility at 164 County Camp Road, Kingstree, SC, 29556, at a rental cost of $4,400 per month. We attained the space for use as an initial scale-up flax fiber facility to conduct the decortication process of CRAiLAR® Fibers. The property is housed near 300 acres of flax crops that we intend to use to conduct our flax fiber growing trials. On July 1, 2011, we signed a one year lease for this same property and facility in Kingstree, South Carolina, for a monthly rent of $3,300 expiring on June 30, 2012. Subsequent to June 30, 2012, we agreed to continue to lease the facility for a monthly rent of $3,400 until June 30, 2013.

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

Market for Common Stock

Shares of our common stock have been quoted on the OTC Bulletin Board since March 21, 2006, initially under the symbol “NADVF” (until October 31, 2012) and now under the symbol “CRLRF” (since November 1, 2012). The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the OTC Bulletin Board. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2012	$2.71	$1.90
September 30, 2012	$2.75	$2.00
June 30, 2012	$3.54	$2.39
March 31, 2012	$3.58	$1.75
December 31, 2011	$2.55	$1.57
September 30, 2011	$3.45	$1.95
June 30, 2011	$4.50	$1.87
March 31, 2011	$1.98	$1.03

In addition, shares of our common stock have been listed on the TSX-V since July 8, 2008, initially under the symbol under the symbol “NAT” (until October 30, 2012) and now under the symbol “CL” (since October 31, 2012). The following table sets forth the high and low sales prices of our common stock on a quarterly basis for the periods indicated as quoted by the TSX-V.

Quarter Ended	High	Low
December 31, 2012	CDN$2.71	CDN$1.95
September 30, 2012	CDN$2.75	CDN$2.01
June 30, 2012	CDN$3.50	CDN$2.28
March 31, 2012	CDN$3.59	CDN$1.76
December 31, 2011	CDN$2.66	CDN$1.50
September 30, 2011	CDN$3.30	CDN$2.05
June 30, 2011	CDN$4.49	CDN$1.73
March 31, 2011	CDN$1.87	CDN$0.98

As of March 13, 2013, there were approximately 81 shareholders of record of our common shares as reported by our transfer agent, Computershare Investor Services Inc., which does not include shareholders whose shares are held in street or nominee names. There are no other classes of shares issued or outstanding.

Dividend Policy

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

Securities Authorized for Issuance under Compensation Plans

We have one equity compensation plan: our 2011 Fixed Share Option Plan. As described below, the 2011 Plan adopted all options outstanding under our previous stock option plans, including our 2006 Stock Option Plan (the “2006 Plan”), our 2008 Fixed Share Option Plan (the “2008 Plan”) and our 2010 Fixed Share Option Plan (the “2010 Plan”). The table set forth below presents information relating to our equity compensation plans as of December 31, 2012.

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (excluding column
Plan Category	Warrants and Rights	Warrants and Rights	(a))

	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders (2011 Plan Stock Options, Including Stock Options Originally Granted Under 2006 Plan, 2008 Plan and 2010 Plan)	6,366,045	$1.77	124,066

Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Total	6,366,045	$1.77	124,066

2011 Fixed Share Option Plan

Effective August 9, 2011, our Board of Directors authorized and approved the adoption of our 2011 Fixed Share Option Plan (the “2011 Plan”) as of such date, under which an aggregate of 8,224,240 of our shares, representing 20% of the issued and outstanding common share capital of the Company as of August 9, 2011, may be issued. Our shareholders approved the 2011 Plan at our annual general meeting held on September 15, 2011. Our shareholders approved an amendment to the 2011 Plan at our annual general meeting held on August 8, 2012, to increase the number of common shares reserved for issuance under such plan from 8,224,240 to 8,512,976. As described below, all options issued under our Previous Option Plan (as defined below) are covered by our 2011 Plan.

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

Form S-8 Registration Statement

On February 16, 2012, we filed a registration statement on Form S-8 relating to a maximum of 8,124,240 shares of common stock, without par value, issuable directly by us under our 2011 Plan or pursuant to the exercise of options that have been or may be granted under the 2011 Plan (including options granted under our Previous Stock Option Plan as described above).

Common Stock Purchase Warrants

As of December 31, 2012, there were an aggregate of 3,156,848 common stock purchase warrants issued and outstanding. As of March 13, 2012, there were an aggregate of 3,156,848 common stock purchase warrants issued and outstanding.

Recent Sales of Unregistered Securities

During our fiscal year ended December 31, 2012, we sold the following equity securities that were not registered under the Securities Act:

Unit Offerings

On September 13, 2012, we issued an aggregate of 418,429 units of the Company to 15 investors at a price of $2.21 per unit for gross proceeds of $924,728.09. Each unit is comprised of one share of common stock and one half of one share purchase warrant. Each whole share purchase warrant is exercisable into one share of common stock at an exercise price of $3.45 per share until September 13, 2014. The Company relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D and Regulation S, based on representations and warranties provided by the purchasers of the shares in their respective subscription agreements entered into between each purchaser and the Company.

On September 24, 2012, we issued an aggregate of 450,758 units of the Company to five investors at a price of $2.21 per unit for gross proceeds of $996,175.18. Each unit is comprised of one share of common stock and one half of one share purchase warrant. Each whole share purchase warrant is exercisable into one share of common stock at an exercise price of $3.45 per share until September 24, 2014. The Company relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D, based on representations and warranties provided by the purchasers of the shares in their respective subscription agreements entered into between each purchaser and the Company.

On October 10, 2012, we issued an aggregate of 198,587 units of the Company to six investors at a price of $2.21 per unit for gross proceeds of $438,877.27. Each unit is comprised of one share of common stock and one half of one share purchase warrant. Each whole share purchase warrant is exercisable into one share of common stock at an exercise price of $3.45 per share until October 10, 2014. The Company relied on exemptions from registration under the Securities Act provided by Rule 506 of Regulation D, based on representations and warranties provided by the purchasers of the shares in their respective subscription agreements entered into between each purchaser and the Company.

Convertible Debenture Offering

On September 20, 2012, we completed an underwritten offering of $10,051,262 (CDN$10,000,000) convertible debentures (the “Notes”). Cormark Securities Inc. acted as underwriter. The Notes mature on September 20, 2017. The Notes bear interest at a rate of 10% per year, payable semi-annually on March 31 and September 30, starting March 31, 2013.

Holders of the Notes have the option to convert the Notes at a price of $2.90 per common stock into common stock of the Company at any time prior to the maturity date. The Company may redeem the Notes after September 30, 2015 provided that the market price at the time of the redemption notice is not less than 125% of the conversion price.

The Notes are secured by a Guaranty and Security Agreement signed with the Company’s wholly-owned subsidiary, Crailar Inc., a Nevada incorporated company. Crailar Inc. provides security interests over its assets, having an aggregate acquisition cost of no less than US$5,500,000, as security for its guarantee obligation which shall rank in priority to all other indebtedness of Crailar Inc.

We paid a total of $1,083,936 (CDN$1,078,408) for agent commission and other expenses in connection with this offering. We granted an Over-Allotment Option to the underwriter for purchasing up to 15% of the principal amount of the Notes on the same terms and conditions. The Over- Allotment Option expired without being exercised.

In connection with this issuance, we relied on the exemption from registration under the U.S. Securities Act provided by Regulation S.

Comparative Stock Performance

Our shares of common stock commenced trading on the OTC Bulletin Board on March 21, 2006. Our shares of common stock were also listed for trading on the TSX Venture Exchange since July 8, 2008. The graph below compare the cumulative total stockholder return on our common stock for the years ended December 31, 2007 through to December 31, 2012, with the cumulative total return on the shares of common stock of Ecosphere Technologies Inc. (“ETI”), Provectus Pharmaceuticals, Inc. (“PPI”) and White Mountain Titanium Corp. (“WMT”) and the cumulative total return on the S&P 600 over the same periods (assuming an investment of $100 in our common stock, Ecosphere Technologies Inc., Provectus Pharmaceuticals, Inc., White Mountain Titanium Corp. and the S&P 600 on December 31, 2007, and the reinvestment of all dividends, if any).

Since we were not able to identify a published industry or line-of-business index and were not able to reasonably identify a peer group, we selected the comparative issuers based on such issuers having a similar market capitalization.

	31-Dec-07	31-Dec-08	31-Dec-09	31-Dec-10	31-Dec 11	31-Dec 12
Crailar Technologies Inc.	$100.00	$113.48	$114.60	$140.44	$246.06	$243.82
Ecosphere Technologies Inc.	$100.00	$155.00	$235.00	$239.95	$245.00	$184.15
Provectus Pharmaceuticals, Inc.	$100.00	$53.49	$52.90	$54.65	$47.09	$32.56
White Mountain Titanium Corp.	$100.00	$40.80	$89.60	$77.60	$187.20	$76.00
S&P 600	$100.00	$68.01	$84.18	$105.21	$105.04	$120.61

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from and should be read in conjunction with (i) our audited financial statements as at and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, together with the notes to these financial statements, and (ii) the section of this annual report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

During fiscal 2009 we decided to discontinue the apparel business to focus on developing our bast fiber technology. We did not renew our warehouse lease which expired in 2009 and no longer have sales staff or any selling expenses. In addition, we restated our audited financial statements for the fiscal period ended December 31, 2009 to correct the accounting for warrants that were issued in connection with a previous private placement. The exercise price of these warrants is denominated in United States dollars, which differs from the Company’s functional currency (Canadian dollars) and therefore these warrants cannot be considered to be indexed to the Company’s own stock. Accordingly the fair value of the warrants must be accounted for as a derivative liability with changes in fair value recorded in the statement of operations. Accordingly, the financial information presented below may not be comparable from period to period.

Selected Financial Data:

Balance Sheet Data

	As at December 31,
Item	2012	2011	2010	2009	2008
Cash and cash equivalents	$2,877,210	$6,340,505	$18,493	$421,452	$319,358
Working capital (deficiency)	$2,585,862	$5,932,991	($2,646,925)	($57,687)	($13,862)
Total Assets	$20,328,540	$10,884,414	$258,894	$740,845	$1,786,438
Total Liabilities	$13,426,339	$1,641,641	$2,773,536	$1,965,653	$1,466,722
Total stockholders’ equity	$6,902,201	$9,242,773	($2,514,643)	($1,224,808)	$319,716

Statement of Operations Data

Under U.S. GAAP	For the years ended December 31,
Item	2012	2011	2010	2009	2008
Revenue	Nil	Nil	Nil	Nil	$2,607,153
Expenses	$8,319,518	$6,430,084	$3,308,769	$3,118,988	$4,312,307
Loss from continuing operations	($9,315,360)	($6,998,922)	($3,304,756)	($2,391,294)	($3,382,718)
Profit (loss) from discontinued operations	n/a	n/a	$11,317	($659,946)	n/a
Net Loss	($9,315,360)	($6,998,922)	($3,293,439)	($3,051,240)	($3,382,718)
Loss from continuing operations per common share	($0.22)	($0.18)	($0.10)	($0.07)	($0.12)
Earnings (Loss) from discontinued operations per common share (basic and diluted)	n/a	n/a	n/a	($0.02)	n/a
Weighted average number of common shares outstanding (basic and diluted)	43,009,226	38,582,587	34,584,288	32,939,968	29,378,370
Common shares issued and outstanding	44,239,198	41,701,604	35,313,202	33,354,215	30,827,046

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our financial statements and the notes thereto included elsewhere in this Report. Our consolidated financial statements are prepared in accordance with U.S. GAAP. All references to dollar amounts in this section are in U.S. dollars unless expressly stated otherwise.

The matters discussed in these sections that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for the Company’s growth, trends in the results of the Company’s development, anticipated development plans, operating expenses and the Company’s anticipated capital requirements and capital resources. As such, these forward-looking statements may include words such as “plans”, “intends”, “anticipates”, “should”, “estimates”, “expects”, “believes”, “indicates”, “targeting”, “suggests”, and similar expressions. The actual results are expected to differ from these forward-looking statements and these differences may be material.

RESULTS OF OPERATIONS

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011 and Compared to Fiscal Year Ended December 31, 2010

Twelve months ended December 31st
	2012 ($)	2011 ($)	2010 ($)
Loss from Continuing Operations	(9,315,360)	(6,998,922)	(3,304,756)
Gain (Loss) from Discontinued Operations	-	-	11,317
Net Loss	(9,315,360)	(6,998,922)	(3,293,439)
Exchange differences on translating foreign controlled entities	(35,685)	(298,197)	(40,324)
Total comprehensive loss	(9,351,045)	(7,297,119)	(3,333,763)
Loss/share	(0.22)	(0.18)	(0.10)

Revenue and Gross Margins

Our net operational loss from continuing operations during the twelve-month period ended December 31, 2012, was ($9,315,360) compared to ($6,998,922) during the twelve-month period ended December 31, 2011 and compared to ($3,293,439) for the twelve-month period ended December 31, 2010. The Company has continued to increase expenses in preparation for the commercialization of CRAiLAR. Specifically, the increase in loss was due to an increase in amortization and depreciation expense, advertising and promotion expense, an increase in general and administrative expense, professional fees, and salaries and benefits expense as well as a loss from the write down of obsolete equipment and the write down of inventory.

Operating Expenses

During the twelve-month period ended December 31, 2012, we recorded operating expenses of $9,315,360 compared to operating expenses of $6,998,922 for the same period in 2011 and operating expenses of $3,293,439 in 2010. The continued increase in operating expenses reflects the growing preparation of the Company for commercialization in 2013.

Operating expenses consisted of:

  $406,945 (2011: $236,488), (2010 - $216,937) in advertising and promotion;
  $278,805 (2011: $61,809), (2010 - $34,486) in amortization and depreciation;
  $762,668 (2011: $1,304,960), (2010 - $682,796) in consulting and contract labour;
  $886,935 (2011: $605,837), (2010 - $352,996) in general and administrative;
  $99,655 (2011: $96,975), (2010 - $161,990) in interest;
  $798,384 (2011: $401,254), (2010 - $226,985) in professional fees;
  $660,229 (2011: $757,443), (2010 - $596,212) in research and development;
  $4,425,897 (2011: $2,965,318), (2010 - $1,036,367) in salaries and benefits;
  $593,894 (2011: $2,768), (2010 - $94,486) in write down of equipment;
  $303,663 (2011: $Nil), (2010 - $Nil) in write down of inventory; and
  $98,285 (2011: $566,070), (2010 - a gain of $98,499) in fair value adjustment of derivative liability.

Advertising and promotion expenses increased to $406,945 for the twelve-month period ended December 31, 2012, from $236,488 for the same period in 2011and $216,937 for the same period in 2010. The increase in advertising and promotion in fiscal 2012 was primarily due to payments made to growers as incentives for the growing of flax fiber in the spring 2012 harvest.

Amortization and depreciation expenses increased to $278,805 for the twelve-month period ended December 31, 2012, from $61,809 for the same period in 2011 and $34,486 for the same period in 2010. The increase in plant equipment depreciation, harvesting equipment depreciation and the amortization of our website and of computer software was the cause for the increase in expense in fiscal 2012.

Consulting and contract labor expenses decreased to $762,668 for the twelve-month period ended December 31, 2012, from $1,304,960, compared to the same period in 2011 and $682,796 for the same period in 2010. The decrease in 2012 was due to a decrease in the amount of stock based compensation and the classification of certain management to salaries and employees from consulting and contract labour compared to fiscal 2011. The amount for fiscal 2011 increased over fiscal 2010 due to an increase in stock based compensation and the hiring of consultants to assist in agronomics.

General and administrative expenses increased to $886,935 for the twelve-month period ended December 31, 2012, compared to $605,837 for fiscal 2011 and $352,996 for fiscal 2010. The expansion of the Company’s activities has led to an increase in general and administrative expenses, primarily office administration costs, travel, insurance and rent costs.

Interest expenses increased to $99,655 for the twelve-month period ended December 31, 2012, compared to $96,975 for the same period in 2011 and $161,990 in 2010. Interest in fiscal 2012 is attributable to the convertible debenture financing completed in September 2012. A portion of that interest has been allocated to certain assets. Interest in 2011 decreased over fiscal 2010 as all outstanding loans were repaid during 2011.

Professional fees were $798,384 for the twelve-month period ended December 31, 2012, compared to $401,254 for the same twelve-month period in 2011 and $226,985 for the same period in 2010. The primary cause for the increase was fees related to the Company’s preparation for listing on a more senior exchange, the fees involved in determining the Company’s status as a US Domestic Issuer, certain re-organizational costs including the Company’s name change, the fees involved in the application for certain grants and tax credits and the initiation of business in South Carolina.

Research and development costs were $660,229 for the twelve-month period ended December 31, 2012, compared to $757,443 for the same twelve-month period in 2011 and $596,212 for the same period in 2010. Increased amounts of CRAiLAR® fiber have been produced for testing purposes for our development partners and the cost of that fiber has been expensed to research and development. Our development partners also purchased approximately $173,820 of Crailar fiber, which has been subtracted from those costs.

Salaries and benefits expenses increased to $4,425,897 for the twelve-month period ended December 31, 2012, compared with $2,965,318 for the same period in 2011 and $1,036,367 for the same period in 2010. This increase was caused by an increase in stock based compensation, employee bonuses and additional hires in administration, line workers, logistics, agronomics and specialty fiber sales as the company prepared for commercialization.

During fiscal 2012 the Company wrote down the value of the decortication equipment used in the pilot scale facility in Kingstree. The equipment and modifications had been used for R&D purposes and its capacity was not commercially viable.

During fiscal 2012 the Company wrote down the value of its seed inventory as it was determined a portion had a low germination rate.

Net Loss

Our net loss during the twelve-month period ended December 31, 2012, was ($9,315,360 or $0.22 per share) compared to ($6,998,922, or $0.18 per share) during the twelve-month period ended December 31, 2011, and ($3,293,439, or $0.10 per share) for the twelve-month period ended December 31, 2010. The increase in loss each year over the past three years was due to an increase in activity in all aspects of the Company’s operations and administration. In fiscal 2012, the primary reasons for the increase in costs were amortization and depreciation expense, advertising and promotion expense, an increase in general and administrative expense, professional fees, and salaries and benefits expense as well as a loss from the write down of obsolete equipment and the write down of inventory.

For the twelve-month period ended December 31, 2012, the weighted average number of shares outstanding was 43,009,226 compared to 38,582,587 at December 31, 2011, and 34,584,288 at December 31, 2010.

Liquidity and Capital Resources

	2012 ($)	2011 ($)	2010 ($)
Cash and cash equivalents	2,877,210	6,340,505	18,493
Working capital	2,585,862	5,932,991	(2,646,925)
Total assets	20,328,540	10,884,414	258,894
Total liabilities	13,462,339	1,641,641	2,773,536
Shareholders’ Equity	6,902,201	9,242,773	(2,514,642)

Historically, the Company has been reliant on equity financings from the sale of its common shares, and more recently from the sale of convertible debentures, to fund its operations. In February 2013 the Company completed an additional convertible debt financing for net proceeds of $4,673,837. The Company expects to fund future operations and expansion through bank debt, government loan programs, partner financing, lease programs and equity financings. Initial stages of commercialization have commenced through previous financings, however, future phases of commercialization will be dependent on the financings described above.

As at December 31, 2012, total assets were $20,328,540, consisting of:

  $2,877,210 in cash and cash equivalents;
  $72,292 in accounts receivable;
  $2,904,652 in inventory;
  $106,785 in prepaid expenses and other;
  $1,024,294 in deferred debenture issuance costs;
  $13,248,688 in property and equipment; and
  $94,619 in intangible assets.

As at December 31, 2012, total liabilities were $13,426,339 and were comprised of:

  $1,406,418 in accounts payable;
  $1,480,624 in accrued liabilities;
  $488,035 in derivative liabilities; and
  $10,051,262 in convertible debenture.

Stockholders’ Equity decreased by $2,340,572 from $9,242,773 at December 31, 2011, to $6,902,201at December 31, 2012.

Cash Flows from Operating Activities

The cash flows used in operations of continuing operations for the twelve-month period ended December 31, 2012, were ($5,893,631) compared with (2011 – ($5,323,521)) and (2010 – ($2,038,060)). Cash flows used in operations for the twelve-month period ended December 31, 2012, consisted primarily of a net loss of ($9,315,360) from continuing operations, offset by certain items, amortization & depreciation of $278,805 (2011 – $61,809), (2010 - $34,486); interest $90,220 (2011 & 2010 - $Nil); rent $119,836 (2011 & 2010 - $Nil); write down of equipment of $593,894 (2011 – $2,768), (2010 - $94,486); stock based compensation of $2,397,819 (2011 - $2,561,066), (2010 - $930,644); write down of inventory of $303,663 (2011 - $Nil), (2010 - $Nil); fair value adjustment of derivative liability $98,285 (2011 – $566,070), (2010 –($98,499)); an decrease (increase) in accounts receivable $78,622, (2011 – ($120,088)), (2010 - $19,274); and increase in inventory of ($2,172,349) (2011 – ($1,035,966)), (2010 - $Nil);(increase) decrease in prepaid expenses of ($59,538) (2011 - $27,699), (2010 – ($26,579)); increase (decrease) in accounts payable of $1,170.703 (2011 – ($290,524)), (2010 - $291,926); an increase in customer deposits of nil$ (2011 –($125,000)), (2010 - $125,000); and an increase in accrued liabilities of $521,769 (2011 – $27,567), (2010 -$22,102).

Cash Flows from Investing Activities

The cash flows used in investing activities for the twelve-month period ended December 31, 2012, were ($10,659,289) compared to (2011 - $3,242,076) and (2010 - $43,999). Cash flows used in investing activities consisted of a purchase of property and equipment totaling ($10,419,945) in (2011 - ($3,180,390)), (2010 – ($31,084)) and the acquisition of trademarks and licenses totaling ($30,268) in (2011 – ($61,686)), (2010 – ($12,915)).

Cash Flows from Financing Activities

Cash flows provided by financing activities for the year ended December 31, 2012, totaled $12,916,232 versus $15,183,460 during the same period in 2011 and $1,668,235 for the same period in 2010. The Company issued capital stock for proceeds of $3,948,908 (2011 - $16,340,405), (2010 - $1,668,235) and convertible debentures for net proceeds of $8,967,326, (2011, 2010 - $Nil), made related party payments of $nil, (2011 – ($956,945)), (2010 - $Nil) and repaid notes payable $nil (2011 – ($200,000)), (2010 - $Nil).

Effect of Exchange Rate

The effect of exchange rates on cash resulted in an unrealized loss of ($35,685) for the twelve months ended December 31, 2012, as compared with an unrealized loss of ($298,197) in the same period of 2011 and an unrealized loss of ($40,234) in 2010.

Discontinued Operations - HTNaturals

During fiscal 2009, we closed our apparel business, which operated under the brand name “HTnaturals”. The apparel business is classified as discontinued operations in our consolidated financial statements. We decided to close our apparel division to focus on our CRAiLAR® and CRAiLEXTM technology. The warehouse lease was not renewed, the sales team was terminated or re-assigned and all other elements of our apparel division were discontinued.

PLAN OF OPERATION

Partnerships and Industry Expertise

The Company has identified South and North Carolina as an ideal region for growing winter flax crops.

As a result of identifying this geographical area as an ideal growing region, we decided to locate our initial development in the Williamsburg and Florence counties of South Carolina. The Company is developing a flax fiber industry based around our CRAiLAR® fiber technology; from the contracting of crops through to the processing of the fiber.

Our first commercialization partner, Hanesbrands, is headquartered in North Carolina. Hanesbrands uses contract spinners located throughout the states of North and South Carolina. Therefore, being able to grow textile grade fiber in this region allows the Company to take advantage of strategic logistical opportunities.

We entered into a sub-lease of a low volume decortication facility located in Kingstree, South Carolina, in early August of 2010. The facility was originally established under a USDA flax initiative. The equipment in this facility is designed to mechanically separate the flax fiber from the rest of the plant. This stage is called decortication. This is the first step of our process before it goes through our patented CRAiLAR® wet process. We have used this facility to prove the viability of flax farming in this region, perfect our decortication process and to commence early volumes of CRAiLAR® fiber to our commercial partners. We have extended the original lease until June 30, 2013, and plan to use the facility for flax cleaning and storage purposes. The Company plans to decommission the facility during June 2013 at a minimum expense.

In addition to signing our joint development agreements with key consumer brands such as Hanesbrands and Georgia Pacific, CRAiLAR has licensed several industry leading third party processors to assist in the scale-up of our fiber processing and yarn development.

Earlier this year, CRAiLAR completed agreements with industry leaders, all of whom are critical to various parts of the overall process. In an effort to increase capacity, share industry knowledge and spur innovation, the following experts were enlisted to partner and participate in CRAiLAR’s growth and expansion:

Tuscarora Yarns of Greensboro NC are a highly innovative yarn spinner, capable of blending CRAiLAR® with fibers other than cotton, to broaden our market capabilities in performance sportswear, higher end fashion and outerwear. This is a strategic initiative that will add to the CRAiLAR® list of performance attributes, while strengthening our brand capabilities at the consumer interface.

Tintoria Piana, a textile company dating back to 1582 in Biella, Italy, which is a privately held family-owned business which has dyed fiber for the traditional apparel business for more than 60 years and operates principally out of Cartersville, Georgia, will execute the CRAiLAR® enzymatic process, augmenting the Company’s plans for manufacturing capacity. Tintoria Piana processed fiber for research and development purposes in 2012.

In an effort to further streamline the overall supply chain for brand partners, CRAiLAR is currently in discussions with Parkdale Mills of Gastonia, NC. Founded in 1916, Parkdale has successfully managed to sustain—and enhance its reputation as a market leading yarn spinner through a commitment to innovation. Parkdale Mills has 25 plants and 2,300 employees operating in three different countries: the U.S., Colombia and Mexico.

Agronomics Plan - USDA

In order to further develop our agronomic know-how and our ability to produce fiber capable of being spun into finer-gauge yarns suitable for undergarments, shirting and finer-knit garments CRAiLAR entered into growing trials with Hanesbrands and the USDA-ARS in January of 2011. These trials were designed to enable us to move to an unprecedented level of flax-fiber refinement by allowing us to develop flax strains capable of accessing all sectors of the industry. The research project has resulted in test acres of flax being planted in the Kingstree region the past two winters. In addition, we contracted 3000 acres of flax in South and North Carolina in the fall of 2011. Harvest began in May of 2012 and the flax was left to dew ret in the fields before being baled and then entering the CRAiLAR® process. Growers were then able to plant summer crops, such as soybeans, in time for a full summer season proving the viability of flax as a winter rotation crop in the South East. We have also identified other suitable North American growing regions, such as Minnesota and Maine, and have planted test plots in Alabama and Georgia in the fall of 2012.

In March 2012, the Company appointed Mr. Steve Sandroni as Vice President of Agriculture. Mr. Sandroni brings more than 34 years of experience working in various aspects of agribusiness to the Company. Mr. Sandroni oversees the Company’s global agricultural efforts. He liaises with farmers and has hired regional support staff in the Company’s primary growing regions.

By July of 2012 harvesting of the contracted flax acreage in South and North Carolina was completed. All fiber from the harvest is now on CRAiLAR’s property in Pamplico, South Carolina and is being processed through the recently commissioned decortication line.

Planting for the 2013 spring harvest has taken place during October and November and the Company contracted with growers approximately 3,000 acres of flax fiber in South Carolina and North Carolina. The Company will have 2,400 acres under cultivation in Minnesota for harvest in the fall. For additional flax fiber, the Company also has a relationship with a European company to supply fiber to cover any shortfall in raw feedstock availability.

In the fall of 2012 the Company undertook further flax trials with the USDA-ARS and the Pee-Dee REC on the suitability of various flax varietals and crop disease prevention. The results of these trials will be available to the Company in early summer 2013.

The Company has initiated the necessary steps to obtain approval under the Federal Crop Insurance Act for crop insurance for growers. The Company believes that with crop insurance available to growers the number of acres grown in 2014 will increase substantially.

CRAiLAR is expanding its agronomic focus to include multiple North American and International growing regions. Expansion of the growing region will mitigate climate risk and large expenditures associated with harvest. In the summer 2012, CRAiLAR contracted 770 acres of flax to be grown in Canada for the purpose of seed multiplication. For the summer of 2013, CRAiLAR plans to use the flax planted in Minnesota for seed multiplication in Canada and North Dakota. The seed produced from this harvest is expected to provide enough seed to plant approximately 20,000 acres of flax to be used as raw feedstock for the CRAiLAR® process.

Production Plan

One of the keys to the successful adoption of CRAiLAR® into the mainstream textile market is the scale up of our in-house production capabilities.

With the proceeds of our financing in July 2011, we installed our first fully integrated CRAiLAR® Fiber processing facility in the Florence region of South Carolina. The Company has signed a lease of an existing building in the region, for the housing of its first fully integrated decortication and enzyme treatment processing facility. The installation of our full-scale decortication facility is currently underway and purchase orders plus deposits for the equipment needed to enzymatically process CRAiLAR® Fiber have been issued. The installation of the equipment in the new facility commenced during the second quarter of 2012. With the completion of the September 2012 financing the Company will complete the Phase I portion (see below) of the facility build-out along with the necessary equipment purchases for the decortication process. The Company expects the decortication phase of the new facility to become operational in the first quarter of 2013, and to ramp up production throughout 2013. At full capacity, the new facility will be capable of producing 400,000 pounds per week of decorticated bast fiber ready for the CRAiLAR® wet process. Feedstock in 2013 will come from the American Southeast, Minnesota and Europe.

In addition to the installation of our full scale processing line, CRAiLAR continues to improve upon its patented enzymatic process increasing efficiencies.

In March 2012, we announced an improvement of our CRAiLAR® wet process time by 40 percent, thereby significantly increasing anticipated volume capabilities at planned facilities. The evaluation and resulting improvements were conducted internally in conjunction with research partners. The resulting changes encompass processes, as well as the utilization of industry standard equipment, including that which was purchased by the Company for its first production facility.

These reductions in overall cycle time increase throughput and production capacity in each planned facility. These efficiencies also allowed the Company to evaluate third-party manufacturers to increase overall production volume of CRAiLAR® Flax through a quicker expansion model.

As a result of this optimized process, we entered into the agreements with Tintoria Piana to execute the CRAiLAR® enzymatic process, augmenting the Company’s plans for manufacturing capacity.

During the third and fourth quarters of 2012, the Company processed fiber through its third party manufacturing partner using decorticated fiber from its smaller scale facility in Kingstree, S.C. and European sources. This fiber was used by the Company’s development partners to initiate their sales programs in preparation for commercialization in 2013.

The Company believes that outsourced manufacturing allows for faster expansion of our technology proposition while significantly reducing the capital requirements to scale up to meet demand.

The Pamplico facility will start production in two phases:

  Phase I

  In the first phase the Company will commence the mechanical separation of the bast fiber from the byproduct shive in a process called decortication. The line was commissioned in December 2012 and has been producing decorticated fiber in quarter one, 2013. CRAiLAR will then use third party manufacturers for the enzymatic process for initial CRAiLAR® sales. Using third party manufacturing for the enzyme process during Phase I allows CRAiLAR to manage its feedstock flow while simplifying its business model and building Phase II. At full capacity, the new facility will be capable of producing enough decorticated bast fiber for approximately 400,000 pounds of CRAiLAR® Fiber per week. Feedstock will come from the American Southeast and Europe. Phase I has be financed from the proceeds of previous capital market financings.

  Phase II

  In the fourth quarter, 2013, the Company plans to install its own wet processing facility. Once commissioned, this will provide an additional 600,000 lbs. per week of potential CRAiLAR® capacity to the 400,000 lbs. from third party manufacturers. Decorticated fiber for the additional capacity will come from the Company’s Pamplico decortication facility and European decorticated fiber. With the installation of the enzymatic wet processing facility the Company will have a fully integrated decortication/wet facility at its Pamplico location.

  Phase II will have an approximate initial cost of $19 million and will create an additional 30 – 40 jobs as production comes on-line. Included in the estimate for the initial cost is the equipment necessary for Phase II with an approximate cost of $8.4 million, of which $5.2 million has already been paid. The company plans to pay for the remainder of Phase II through bank financing, lease programs and or the sale of equity.

  The facility in Pamplico is large enough, and the product flow layout so designed, that we can easily expand its capacity (400,000 lbs. per week) by adding equipment without the need for large additional build-out costs. The Company’s current plans are to expand this facility in 2014.

  The Company also plans to expand into Europe beginning in the third quarter, 2013. The Company will purchase special cleaning line equipment to be used in the cleaning of European fiber. The cost of this equipment, installed, will be approximately $800,000. This capital cost will be paid by the proceeds of previous financings.

In 2014 the Company plans to build an additional wet processing facility with a planned capacity of 600,000 lbs. per week. To pay for this facility the Company plans to use partner financing and alternative debt instruments.

Company expansion will take place at a rate that can be realistically managed from available logistical, agronomic, financial and management resources.

Production Model

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

MATERIAL COMMITMENTS

Loans from Directors

As at December 31, 2012, the Company owed $Nil (2011 - $Nil) to directors of the Company.

Debentures

On September 20, 2012, the Company completed the offering of $10,051,261 ($10,000,000 CDN) worth of convertible debentures (the “Notes”). The Notes bear interest at a rate of 10% per year, payable semi-annually on March 31st and September 30th and mature on September 20, 2017. Furthermore, an additional $4,870,900 (CDN - $5,000,000) convertible debenture was completed on February 26, 2013 with essentially the same terms as the previously mentioned offering.

The Company is committed to annual interest payments over the next five years as follows:

2013	$1,333,798
2014	1,515,900
2015	1,515,900
2016	1,515,900
2017	1,515,900
Total	$7,397,398

The holders of the Notes have the option to convert the Notes at a price of $2.90 per Common Stock for each $1,000 principal amount of Debentures at any time prior to the maturity date.

Annual Leases

The Company is committed to current annual lease payments totaling $743,919 for premises under lease. Approximate minimum lease payments over the remainder of the leases are as follows:

2013	$116,082
2014	230,612
2015	198,612
2016	198,612
2017	146,930
Total	$743,919

NRC Agreements

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

Over the term of the amended agreement, the Company will pay the NRC a total of $280,536 (CDN$294,822) divided into nine payments up to May 9, 2012. As of the date of these statements all payments due in 2012 ($33,183) have been paid.

Technology License Agreement

On November 1, 2006, the Company entered into a technology license agreement with the NRC. The license agreement provides the Company a worldwide license to use and sublicense the NRC technology called CRAiLAR®. The Company paid an initial $20,525 (CDN $25,000) fee and will pay an ongoing royalty of 3% on sales of products derived from the CRAiLAR® process to the NRC with a minimum annual payment set at $14,750 (CDN$15,000) per year in two installments. During the year ended December 31, 2012, the Company paid $7,375 (CDN$7,500) and accrued $7,375 (CDN$7,500) of the minimum annual royalty.

Alberta Innovates – Technology Futures

In June 2007, the Company’s subsidiary, Crailar Fiber Technologies Inc. (“CFT”), entered into a Master Agreement for Technology Development with Alberta Innovates – Technology Futures (“AITF”, formerly Alberta Research Council) (the “Technology Agreement”) to further develop and commercialize bast fiber technology. The Technology Agreement is intended to act as an umbrella agreement for further bast fiber development planned to be performed by AITF under separate Project Agreements. Under the terms of the Technology Agreement, commencing July 1, 2007, we will pay $20,525 (CDN$25,000) per quarter to the AITF and can terminate the agreement with 90 days’ notice, unless there are Project Agreements in effect. In addition to the above payments, CFT will be responsible for providing work-in-kind with a value of $20,525 (CDN$25,000) per calendar quarter commencing with the first Project Agreement. During 2012 the Company paid AITF $2,000 for specific tasks to further the development of AITF’s Technology (2011 - $135,890 and 2010 - $7,991). Under the terms of the Project Agreements signed with AITF the Company will be entitled to an exclusive, worldwide, royalty-bearing license to use any new intellectual property developed pursuant to the Project Agreements. The royalty based on this option will be 3% of gross sales for the first $50,000,000 and 1.5% of gross sales on excess of $50,000,000. The Technology Agreement is in effect as long as there is an active Project Agreement. The Company currently has a Project Agreement with Ashland Inc. for testing the AITF technology.

Investor Relations Agreement

On August 9, 2012, the Company renewed the agreement for a third party firm to perform investor relations activities. The agreement term is one year with ninety days’ notice of termination by either party. The monthly fee is $10,000 with 70,000 stock options exercisable at $2.77 expiring August 19, 2016. The options were granted under the 2010 Option Stock Plan and were valued at $148,862 using the Black-Scholes option pricing model with the assumptions disclosed in Note 12. During February 2013 the monthly amount payable was reduced to $4,000. The third party firm will continue to provide strategic advice to Crailar Technologies Inc.

On February 8, 2013, the company retained another third party group to perform investor relations services. The monthly fee is $8,000 with 50,000 stock options exercisable at $2.30, expiring Feb 8, 2018. The options were granted under the 2012 option stock plan and were valued at $163,992 using the Black Scholes Option model with the assumptions disclosed in Note 10. The agreement term is one year with thirty days’ notice of termination by either party after six months from the effective date.

Research Agreement

Starting in December 2010, a co-operative research project designed to cultivate and evaluate the viability of various flax strains for use in CRAiLAR® technology was signed with the United States Department of Agriculture, Hanesbrands and CRAiLAR Inc. The project has an initial term of one year with a renewal option for two additional years. CRAiLAR Inc. will contribute annually $51,000 of in-kind expenses towards the project.

Farming and Consulting Agreements

During the year ended December 31, 2012, the Company signed agreements with farmers to plant and to produce flax using the seed provided by the Company. The resulting harvest of flax straw and flaw seed will be purchased by the Company at the agreed upon prices.

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

Currency risk. The Company is exposed to currency risk to the extent that certain inventory and equipment is purchased from Europe. The purchase price is in Euros. The Company does not currently hedge its foreign currency exposure and accordingly is at risk for foreign currency exchange fluctuations. The Company and its subsidiaries do not have significant transactions or hold significant cash denominated in currencies other than their functional currencies.

Credit risk. The risk in cash accounts is managed through the use of a major financial institution which has high credit quality as determined by the rating agencies. As at December 31, 2012, the Company does not have significant concentrations of credit exposure.

Interest rate risk. All term debt has fixed interest rates and the Company has no significant exposure to interest rate fluctuation risk.

Commodity price risk. Commodity price risk is the risk that the fair value of future cash flows will fluctuate because of changes in the market prices of commodities. The Company is exposed to commodity price risk as it purchases flax seed in the production of fiber. The Company does not currently enter into futures contracts or otherwise hedge its exposure to commodity price risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm Dated March 18, 2012.

Consolidated Balance Sheets as at December 31, 2012 and December 31, 2011.

Consolidated Statements of Operations and Comprehensive Loss For Fiscal Years Ended December 31, 2012, December 31, 2011 and December 31, 2010 and For the Period From October 1, 2009 to December 31, 2012.

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2012, December 31, 2011, and December 31, 2010 and For the Period From October 1, 2009 to December 31, 2012.

Consolidated Statement of Stockholders’ Equity.

Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of CRAiLAR Technologies Inc. (formerly Naturally Advanced Technologies Inc.)

Consolidated financial statements

We have audited the accompanying consolidated balance sheets of CRAiLAR Technologies Inc. (formerly Naturally Advanced Technologies Inc) (the “Company”) (a development stage company) as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for the years ended December 31, 2012, 2011 and 2010, and the period from October 1, 2009 (date of re-entry into the development stage) to December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits of the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. A financial statement audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. A financial statement audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended December 31, 2012, 2011 and 2010, and the period from October 1, 2009 (date of re-entry into the development stage) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Internal control over financial reporting

We have also audited the Company’s internal control over financial reporting as at December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, which is set out in Management’s Report on Internal Control Over Financial Reporting included in Management’s Discussion and Analysis. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

…cont’d

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as at December 31, 2012 based on criteria established in Internal Control — Integrated Framework issued by the COSO.

/s/ Dale Matheson Carr-Hilton Labonte LLP

Dale Matheson Carr-Hilton Labonte LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
March 18, 2013

CRAiLAR Technologies Inc.
(formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(In US Dollars)

	December 31,	December 31,
	2012	2011

ASSETS
Current
Cash and cash equivalents	$2,877,210	$6,340,505
Receivables	72,292	150,914
Inventory (Note 4)	2,904,652	1,035,966
Prepaid expenses and other	106,785	47,247
	5,960,939	7,574,632

Deferred Debt Issuance Costs (Note 8)	1,024,294	-
Property and Equipment, net (Notes 5 and 11)	13,248,688	3,202,611
Intangible Assets, net (Note 6)	94,619	107,171
	$20,328,540	$10,884,414

LIABILITIES
Current
Accounts payable	$1,406,418	$235,715
Accrued liabilities (Note 8)	1,480,624	352,428
Derivative Liability (Note 7)	488,035	1,053,498
	3,375,077	1,641,641

Convertible Long Term Debt (Note 8)	10,051,262	-
	13,426,339	1,641,641

STOCKHOLDERS’ DEFICIT
Capital Stock (Note 9)
Authorized:100,000,000 common shares without par value Issued and outstanding : 44,239,198 commons shares (December 31, 2011 - 41,701,604)	32,616,795	27,428,844
Subscription receivable (Note 9)	(64,050)	-
Additional Paid-in Capital	7,061,406	5,174,834
Accumulated Other Comprehensive Loss	(459,036)	(423,351)
Deficit	(11,485,251)	(11,485,251)
Deficit accumulated in the development stage	(20,767,663)	(11,452,303)
	6,902,201	9,242,773
	$20,328,540	$10,884,414

Commitments (Notes 5 and 11)
Subsequent Events (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

CRAiLAR Technologies Inc.
(formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(In US Dollars)

	Year ended December 31,			Cumulative from
				October 1, 2009 to
				December 31,
	2012	2011	2010	2012

Expenses
Advertising and promotion	$406,945	$236,488	$216,937	$931,037
Amortization and depreciation	278,805	61,809	34,486	385,863
Consulting and contract labour (Notes 9 and 13)	762,668	1,304,960	682,796	2,872,779
General and Administrative	886,935	605,837	352,996	2,022,966
Interest (Note 8)	99,655	96,975	161,990	396,662
Professional Fees	798,384	401,254	226,985	1,541,486
Research and development	660,229	757,443	596,212	2,251,334
Salaries and benefits (Notes 9 and 13)	4,425,897	2,965,318	1,036,367	8,817,363
	8,319,518	6,430,084	3,308,769	19,219,490

Loss before other items	(8,319,518)	(6,430,084)	(3,308,769)	(19,219,490)

Other items:

Write down of equipment (Note 5)	(593,894)	(2,768)	(94,486)	(691,148)
Write down of inventory (Note 4)	(303,663)	-	-	(303,663)
Fair Value adjustment derivative liabilities (Note 7)	(98,285)	(566,070)	98,499	(565,856)
Other income	-	-	-	1,177

Loss from continuing operations	(9,315,360)	(6,998,922)	(3,304,756)	(20,778,980)

Profit from discontinued operations (Note 14)	-	-	11,317	11,317
Net loss	$(9,315,360)	$(6,998,922)	$(3,293,439)	$(20,767,663)

Other comprehensive loss
Exchange differences on translating to
presentation currency	$(35,685)	$(298,197)	$(40,324)
Total comprehensive loss	$(9,351,045)	$(7,297,119)	$(3,333,763)

Loss from continuing operations per share (basic and diluted)	$(0.22)	$(0.18)	$(0.10)

Earnings from continuing operations per share (basic and diluted)	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding	43,009,226	38,582,587	34,584,288

The accompanying notes are an integral part of these consolidated financial statements.

CRAiLAR Technologies Inc.
(formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(In US Dollars)

				Cumulative from
	For twelve months ended December 31,			October 1, 2009 to
	2012	2011	2010	December 31, 2012

Cash flows used in operating activities
Net loss from continuing operations	$(9,315,360)	$(6,998,922)	$(3,304,756)	$(20,778,980)
Adjustments to reconcile net loss to net cash from operating activities
Amortization and depreciation	278,805	61,809	34,486	385,863
Interest	90,220	-	-	90,220
Rent	119,836	-	-	119,836
Stock based compensation	2,397,819	2,561,066	930,644	6,138,309
Write down of equipment	593,894	2,768	94,486	691,148
Write down of inventory	303,663	-	-	303,663
Fair value adjustment of derivative liability	98,285	566,070	(98,499)	565,856
Gain on foreign exchange	-	-	(71,990)	(71,990)

Changes in working capital assets and liabilities				-
(Increase) decrease in receivables	78,622	(120,088)	(19,274)	4,655
Increase in inventory	(2,172,349)	(1,035,966)	-	(3,208,315)
Decrease (increase) in prepaid expenses	(59,538)	27,699	(26,579)	(36,660)
Increase in accounts payable	1,170,703	(290,524)	291,926	1,068,557
Increase in customer deposits	-	(125,000)	125,000	-
Increase (decrease) in accrued liabilities	521,769	27,567	(22,102)	744,508
Increase in due to related parties	-	-	28,598	56,945

Net cash used in operating activities of continuing operations	(5,893,631)	(5,323,521)	(2,038,060)	(13,926,385)

Net cash provided by discontinued operations	-	2,346	51,189	79,982

Cash flows used in investing activities

Purchase of property and equipment	(10,419,945)	(3,180,390)	(31,084)	(13,639,422)
Acquisition of intangible assets	(30,268)	(61,686)	(12,915)	(104,869)

Net cash flows used in investing activities	(10,659,289)	(3,242,076)	(43,999)	(13,744,291)

Cash flows used in financing activities
Issuance of capital stock and warrants	3,948,908	16,340,405	1,668,235	21,963,981
Notes payable	-	(200,000)	-	(200,000)
Convertible Debenture	10,051,262	-	-	10,051,262
Deferred issuance costs for convertible debenture	(1,083,936)	-	-	(1,083,936)
Related parties payments	-	(956,945)	-	(1,025,960)
Net cash flows from financing activities	12,916,232	15,183,460	1,668,235	29,705,347

Effect of exchange rate changes on cash and cash equivalents	(35,685)	(298,197)	(40,324)	(290,890)
Increase (decrease) in cash and cash equivalents	(3,463,295)	6,322,012	(402,959)	1,823,763
Cash and cash equivalents, beginning	6,340,505	18,493	421,452	1,053,447

Cash and cash equivalents, ending	$2,877,210	$6,340,505	$18,493	$2,877,210

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH FINANCING AND INVESTING ACTIVITIES:
Cash paid for interest	$9,435	$289,798	$84,646
Cash paid for income taxes	$-	$-	$-
Capital stock issued as share issue costs	$-	$562,634	$-

The accompanying notes are an integral part of these consolidated financial statements.

CRAiLAR Technologies Inc.
(formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
(In US Dollars)

					Accumulated
			Additional		other		Deficit
	Common shares		paid-in	Subscription	comprehensive		(Development
	Shares	Amount	capital	Receivable	income \ (loss)	Deficit	stage)	Total
		$	$	$	$	$	$	$

Balance, December 31, 2009	33,354,215	9,422,178	2,011,047	-	(12,840)	(11,485,251)	(1,159,942)	(1,224,808)
								-
Issuance of common stock on January 12, 2010 for exercise of options at $0.80 per share	3,700	2,960	-	-	-	-	-	2,960
Issuance of common stock on January 27, 2010 for exercise of options at $0.80 per share	2,800	2,240	-	-	-	-	-	2,240
Issuance of common stock on February 4, 2010 for exercise of options at $0.80 per share	6,300	5,040	-	-	-	-	-	5,040
Issuance of common stock on February 23, 2010 for exercise of options at $0.80 per share	3,075	2,460	-	-	-	-	-	2,460
Issuance of common stock on March 5, 2010 for exercise of options at $0.37 per share	25,000	9,250	-	-	-	-	-	9,250
Issuance of common stock on March 11, 2010 for exercise of options at $0.50 per share	10,000	5,000	-	-	-	-	-	5,000
Issuance of common stock on March 15, 2010 for exercise of options at $0.50 per share	10,000	5,000	-	-	-	-	-	5,000
Issuance of common stock on March 23, 2010 for exercise of options at $0.50 per share	20,000	10,000	-	-	-	-	-	10,000
Issuance of common stock on March 23, 2010 for exercise of options at $0.50 per share	10,000	5,000	-	-	-	-	-	5,000
Issuance of common stock on March 23, 2010 for exercise of options at $0.50 per share	10,000	5,000	-	-	-	-	-	5,000
Issuance of common stock on March 29, 2010 for exercise of options at $0.80 per share	1,750	1,400	-	-	-	-	-	1,400
Issuance of common stock on April 13, 2010 for exercise of options at $0.80 per share	25,000	20,000	-	-	-	-	-	20,000
Issuance of common stock on April 29, 2010 for exercise of options at $0.50 per share	48,000	24,000	-	-	-	-	-	24,000
Issuance of common stock on May 5, 2010 for exercise of options at $0.50 per share	24,000	12,000	-	-	-	-	-	12,000
Issuance of common stock on May 7, 2010 for exercise of options at $0.50 per share	68,000	34,000	-	-	-	-	-	34,000
Issuance of common stock on May 13, 2010 for exercise of options at $0.50 per share	50,000	25,000	-	-	-	-	-	25,000
Issuance of common stock on May14, 2010 for exercise of options at $0.50 per share	120,000	60,000	-	-	-	-	-	60,000
Issuance of common stock on May 19, 2010 for cash - $1.00, net of share issue costs	1,424,739	1,362,586	-	-	-	-	-	1,362,586
Issuance of common stock on June 15, 2010 for exercise of options at $0.80 per share	25,000	20,000	-	-	-	-	-	20,000
Issuance of common stock on June 15, 2010 for exercise of options at $0.80 per share	12,500	10,000	-	-	-	-	-	10,000
Issuance of common stock on July 19, 2010 for exercise of options at $0.80 per share	17,061	13,649	-	-	-	-	-	13,649
Issuance of common stock on July 19, 2010 for exercise of options at $0.80 per share	17,062	13,650	-	-	-	-	-	13,650
Issuance of common stock on August 4, 2010 for exercise of options at $0.80 per share	25,000	20,000	-	-	-	-	-	20,000
Transfer addition paid-in capital for options exercised in the year	-	171,289	(171,289)	-	-	-	-	-
Stock-based compensation	-	-	930,644	-	-	-	-	930,644
Set up derivative liabilities for warrants granted in the year	-	(482,960)	-	-	-	-	-	(482,960)
Foreign currency translation	-	-	-	-	(112,314)	-	-	(112,314)
Loss from continuing operations	-	-	-	-	-	-	(3,304,756)	(3,304,756)
Profit from discontinued operations	-	-	-	-	-	-	11,317	11,317
Balance, December 31, 2010	35,313,202	10,778,742	2,770,402	-	(125,154)	(11,485,251)	(4,453,381)	(2,514,642)

Issuance of common stock on January 11, 2011 for exercise of options at US$0.87per share	10,000	8,700	-	-	-	-	-	8,700
Issuance of common stock on January 18, 2011 for exercise of options at US$1.15 per share	60,000	69,000	-	-	-	-	-	69,000
Issuance of common stock on January 27, 2011 for exercise of options at US$1.15 per share	10,800	12,420	-	-	-	-	-	12,420
Issuance of common stock on January 27, 2011 for exercise of options at US$0.87 per share	1,775	1,544	-	-	-	-	-	1,544

					Accumulated
			Additional		other		Deficit
	Common shares		paid-in	Subscription	comprehensive		(Development
	Shares	Amount	capital	Receivable	income \ (loss)	Deficit	stage)	Total
		$	$	$	$	$	$	$

Issuance of common stock on January 31, 2011 for exercise of options at US$1.15 per share	10,000	11,500	-	-	-	-	-	11,500
Issuance of common stock on February 1, 2011 for exercise of options at US$1.15 per share	10,000	11,500	-	-	-	-	-	11,500
Issuance of common stock on February 1, 2011 for exercise of options at US$1.15 per share	2,500	2,875	-	-	-	-	-	2,875
Issuance of common stock on February 1, 2011 for exercise of options at US$0.87 per share	2,500	2,175	-	-	-	-	-	2,175
Issuance of common stock on February 10, 2011 for exercise of options at US$0.87 per share	1,000	870	-	-	-	-	-	870
Issuance of common stock on February 17, 2011 for exercise of options at US$1.12 per share	25,000	28,000	-	-	-	-	-	28,000
Issuance of common stock on February 24, 2011 for exercise of warrants at US$1.25 per share	50,000	62,500	-	-	-	-	-	62,500
Issuance of common stock on February 25, 2011 for exercise of options at US$0.87 per share	5,750	5,003	-	-	-	-	-	5,003
Issuance of common stock on March 8, 2011 for exercise of options at US$0.87 per share	4,706	4,094	-	-	-	-	-	4,094
Issuance of common stock on March 10, 2011 for exercise of warrants at US$1.25 per share	25,000	31,250	-	-	-	-	-	31,250
Issuance of common stock on March 16, 2011 for exercise of options at US$0.96 per share	6,250	6,000	-	-	-	-	-	6,000
Issuance of common stock on March 16, 2011 for exercise of options at US$1.12 per share	18,750	21,000	-	-	-	-	-	21,000
Issuance of common stock on March 22, 2011 for exercise of options at US$1.12 per share	20,000	22,400	-	-	-	-	-	22,400
Issuance of common stock on March 25, 2011 for exercise of options at US$0.87 per share	4,000	3,480	-	-	-	-	-	3,480
Issuance of common stock on March 28, 2011 for exercise of warrants at CDN$1.20 per share	14,273	15,700	-	-	-	-	-	15,700
Issuance of common stock on March 29, 2011 for exercise of options at US$0.96 per share	320,000	307,200	-	-	-	-	-	307,200
Issuance of common stock on March 30, 2011 for exercise of options at US$0.96 per share	30,000	28,800	-	-	-	-	-	28,800
Issuance of common stock on April 7, 2011 for exercise of warrants at CDN$1.50 per share	2,000	2,760	-	-	-	-	-	2,760
Issuance of common stock on April 8, 2011 for exercise of options at US$0.87 per share	10,000	8,700	-	-	-	-	-	8,700
Issuance of common stock on April 8, 2011 for exercise of options at $1.12 per share	40,000	44,800	-	-	-	-	-	44,800
Issuance of common stock on April 14, 2011 for exercise of options at US$1.12 per share	30,000	33,600	-	-	-	-	-	33,600
Issuance of common stock on April 14, 2011 for exercise of options at US$1.02 per share	11,500	11,730	-	-	-	-	-	11,730
Issuance of common stock on April 19, 2011 for exercise of options at US$0.87 per share	5,000	4,350	-	-	-	-	-	4,350
Issuance of common stock on April 19, 2011 for exercise of warrants at CDN$1.95 per share	5,000	9,750	-	-	-	-	-	9,750
Issuance of common stock on April 21, 2011 for exercise of options at US$1.12 per share	36,000	40,320	-	-	-	-	-	40,320
Issuance of common stock on April 25, 2011 for exercise of warrants at CDN$1.50 per share	7,137	9,849	-	-	-	-	-	9,849
Issuance of common stock on April 25, 2011 for exercise of warrants at US$1.25 per share	25,000	31,250	-	-	-	-	-	31,250
Issuance of common stock on April 28, 2011 for exercise of warrants at CDN$1.95 per share	100,000	195,000	-	-	-	-	-	195,000
Issuance of common stock on April 28, 2011 for exercise of options at US$1.12 per share	50,000	56,000	-	-	-	-	-	56,000
Issuance of common stock on May 2, 2011 for exercise of options at US$1.12 per share	20,000	22,400	-	-	-	-	-	22,400
Issuance of common stock on May 2, 2011 for exercise of options at US$1.12 per share	20,000	22,400	-	-	-	-	-	22,400
Issuance of common stock on May 2, 2011 for exercise of warrants at CDN$1.95 per share	32,556	63,484	-	-	-	-	-	63,484
Issuance of common stock on May 4, 2011 for exercise of warrants at CDN$1.95 per share	18,708	36,480	-	-	-	-	-	36,480
Issuance of common stock on May 4, 2011 for exercise of warrants at US$1.25 per share	3,000	3,750	-	-	-	-	-	3,750
Issuance of common stock on May 4, 2011 for exercise of warrants at US$1.25 per share	50,000	62,500	-	-	-	-	-	62,500
Issuance of common stock on May 5, 2011 for exercise of warrants at CDN$1.95 per share	8,334	16,251	-	-	-	-	-	16,251
Issuance of common stock on May 5, 2011 for exercise of options at US$1.12 per share	1,000	1,120	-	-	-	-	-	1,120
Issuance of common stock on May 9, 2011 for exercise of warrants at US$1.25 per share	28,864	36,080	-	-	-	-	-	36,080
Issuance of common stock on May 10, 2011 for exercise of warrants at CDN$1.95 per share	5,000	9,750	-	-	-	-	-	9,750
Issuance of common stock on May 12, 2011 for exercise of warrants at CDN$1.50 per share	2,000	2,760	-	-	-	-	-	2,760
Issuance of common stock on May 12, 2011 for exercise of warrants at CDN$1.95 per share	70,593	137,656	-	-	-	-	-	137,656
Issuance of common stock on May 17, 2011 for exercise of options at US$1.12 per share	1,500	1,680	-	-	-	-	-	1,680
Issuance of common stock on May 17, 2011 for exercise of warrants at CDN$1.95 per share	5,556	10,834	-	-	-	-	-	10,834
Issuance of common stock on May 19, 2011 for exercise of warrants at CDN$1.95 per share	1,852	3,611	-	-	-	-	-	3,611
Issuance of common stock on May 19, 2011 for exercise of options at US$1.12 per share	1,200	1,344	-	-	-	-	-	1,344
Issuance of common stock on May 24, 2011 for exercise of warrants at CDN$1.95 per share	20,000	39,000	-	-	-	-	-	39,000

					Accumulated
			Additional		other		Deficit
	Common shares		paid-in	Subscription	comprehensive		(Development
	Shares	Amount	capital	Receivable	income \ (loss)	Deficit	stage)	Total
		$	$	$	$	$	$	$

Issuance of common stock on May 26, 2011 for exercise of warrants at CDN$1.20 per share	34,960	38,456	-	-	-		-	38,456
Issuance of common stock on May 26, 2011 for exercise of warrants at CDN1.50 per share	17,480	24,123	-	-	-		-	24,123
Issuance of common stock on June 1 , 2011 for exercise of warrants at CDN1.95 per share	114,654	223,575	-	-	-		-	223,575
Issuance of common stock on June 9, 2011 for exercise of options at US$1.02 per share	9,000	9,180	-	-	-		-	9,180
Issuance of common stock on June 10, 2011 for exercise of warrants at CDN1.95 per share	40,741	79,445	-	-	-		-	79,445
Issuance of common stock on June 13, 2011 for exercise of warrants at CDN1.95 per share	30,558	59,588	-	-	-		-	59,588
Issuance of common stock on June 16, 2011 for exercise of warrants at CDN1.95 per share	26,760	52,182	-	-	-		-	52,182
Issuance of common stock on June 16, 2011 for exercise of warrants at CDN$1.50 per share	5,000	6,900	-	-	-		-	6,900
Issuance of common stock on June 23, 2011 for exercise of warrants at CDN$1.50 per share	5,834	8,050	-	-	-		-	8,050
Issuance of common stock on June 23, 2011 for exercise of warrants at CDN$1.95 per share	16,852	32,861	-	-	-		-	32,861
Issuance of common stock on June 28, 2011 for exercise of warrants at CDN$1.95 per share	116,680	227,529	-	-	-		-	227,529
Issuance of common stock on June 28, 2011 for exercise of warrants at CDN$1.95 per share	56,704	110,573	-	-	-		-	110,573
Issuance of common stock on July 4, 2011 for exercise of warrants at CDN$1.95 per share	58,175	113,442	-	-	-		-	113,442
Issuance of common stock on July 5, 2011 for exercise of options at US$1.12 per share	6,500	7,280	-	-	-		-	7,280
Issuance of common stock on July 5, 2011 for exercise of options at US$1.02 per share	10,000	10,200	-	-	-		-	10,200
Issuance of common stock on July 8, 2011 for cash $3.45 net of share issuance costs	3,800,000	11,617,021	562,634	-	-		-	12,179,655
Issuance of common stock on July 20, 2011 for exercise of warrants at CDN$3.45 per unit , net
of commission	212,500	729,622	18,386	-	-		-	748,008
Issuance of common stock on July 25, 2011 for exercise of options at US$1.12 per share	1,500	1,680	-	-	-		-	1,680
Issuance of common stock on Sep 7, 2011 for exercise of options at US$1.12 per share	2,500	2,800	-	-	-		-	2,800
Issuance of common stock on Oct 14, 2011 for exercise of options at US$1.45 per share	500,000	725,000	-	-	-		-	725,000
Issuance of common stock on Oct 18, 2011 for exercise of options at US$0.87 per share	20,000	17,400	-	-	-		-	17,400
Issuance of common stock on Nov 2, 2011 for exercise of options at US$1.02 per share	2,000	2,040	-	-	-		-	2,040
Issuance of common stock on Nov 14, 2011 for exercise of options at US$1.12 per share	3,750	4,200	-	-	-		-	4,200
Issuance of common stock on Nov 14, 2011 for exercise of options at US$0.87 per share	6,250	5,437	-	-	-		-	5,437
Issuance of common stock on Nov 17, 2011 for exercise of options at US$1.12 per share	2,000	2,240	-	-	-		-	2,240
Issuance of common stock on Nov 25, 2011 for exercise of options at US$0.95 per share	25,000	23,750	-	-	-		-	23,750
Issuance of common stock on Dec 5, 2011 for exercise of options at US$0.87 per share	10,000	8,700	-	-	-		-	8,700
Issuance of common stock on Dec 15, 2011 for exercise of options at US$0.87 per share	7,500	6,525	-	-	-		-	6,525
Issuance of common stock on Dec 19, 2011 for exercise of options at US$1.12 per share	1,400	1,568	-	-	-		-	1,568
Transfer addition paid-in capital for options exercised in the year	-	770,452	(770,452)	-	-		-	-
Stock-based compensation	-	-	2,561,066	-	-		-	2,561,066
Transfer derivative liability for warrants exercised in the year	-	153,063	-	-	-		-	153,063
Proceeds from issue of warrants	-	-	32,798	-	-		-	32,798
Foreign currency translation	-	-	-	-	(298,197)		-	(298,197)
Loss from continuing operations	-	-	-	-	-	-	(6,998,922)	(6,998,922)
Balance, December 31, 2011	41,701,604	27,428,844	5,174,834	-	(423,351)	(11,485,251)	(11,452,303)	9,242,773

Issuance of common stock on January 16, 2012 for exercise of options at US$1.12per share	60,000	67,200	-	-	-		-	67,200
Issuance of common stock on January 23, 2012 for exercise of options at US$1.12per share	196,900	220,528	-	-	-		-	220,528
Issuance of common stock on January 24, 2012 for exercise of options at US$0.87per share	20,000	17,400	-	-	-		-	17,400
Issuance of common stock on February 7, 2012 for exercise of options at US$0.87per share	1,100	957	-	-	-		-	957
Issuance of common stock on February 16, 2012 for exercise of options at CDN$1.05per share	2,100	2,205	-	-	-		-	2,205
Issuance of common stock on February 20, 2012 for exercise of options at US$0.87per share	10,000	8,700	-	-	-		-	8,700
Issuance of common stock on February 24, 2012 for exercise of options at US$0.87per share	100,000	101,000	-	-	-		-	101,000
Issuance of common stock on February 24, 2012 for exercise of options at US$0.87per share	10,000	8,700	-	-	-		-	8,700

					Accumulated
			Additional		other		Deficit
	Common shares		paid-in	Subscription	comprehensive		(Development
	Shares	Amount	capital	Receivable	income \ (loss)	Deficit	stage)	Total
		$	$	$	$	$	$	$

Issuance of common stock on February 28, 2012 for exercise of options at US$0.87per share	5,000	4,350	-	-	-	-	-	4,350
Issuance of common stock on March 2, 2012 for exercise of warrants at CDN$1.50per share	25,000	37,500	-	-	-	-	-	37,500
Issuance of common stock on March 2, 2012 for exercise of options at US$0.95per share	25,000	23,750	-	-	-	-	-	23,750
Issuance of common stock on March 6, 2012 for exercise of options at US$0.87per share	5,000	4,350	-	-	-	-	-	4,350
Issuance of common stock on March 8, 2012 for exercise of options at CDN$1.05per share	600	630	-	-	-	-	-	630
Issuance of common stock on March 15, 2012 for exercise of warrants at CDN$1.25per share	250,000	291,600	-	-	-	-	-	291,600
Issuance of common stock on March 15, 2012 for exercise of options at CDN$1.05per share	5,500	5,775	-	-	-	-	-	5,775
Issuance of common stock on March 15, 2012 for exercise of options at CDN$0.87per share	5,000	4,350	-	-	-	-	-	4,350
Issuance of common stock on March 23, 2012 for exercise of options at CDN$0.87per share	5,000	4,350	-	-	-	-	-	4,350
Issuance of common stock on March 29, 2012 for exercise of warrants at CDN$1.50 per share	15,000	22,500	-	-	-	-	-	22,500
Issuance of common stock on April 3, 2012 for exercise of options at US$0.96per share	43,750	42,000	-	-	-	-	-	42,000
Issuance of common stock on April 3, 2012 for exercise of options at CDN$2.74per share	14,585	40,770	-	-	-	-	-	40,770
Issuance of common stock on April 3, 2012 for exercise of warrants at CDN$1.50 per share	20,000	30,000	-	-	-	-	-	30,000
Issuance of common stock on April 4, 2012 for exercise of options at US$0.87per share	9,994	8,695	-	-	-	-	-	8,695
Issuance of common stock on April 12, 2012 for exercise of options at CDN$1.05per share	1,000	1,050	-	-	-	-	-	1,050
Issuance of common stock on April 13, 2012 for exercise of warrants at CDN$1.25 per share	3,000	3,750	-	-	-	-	-	3,750
Issuance of common stock on May 15, 2012 for exercise of warrants at CDN$1.50 per share	5,000	7,500	-	-	-	-	-	7,500
Issuance of common stock on May 22, 2012 for exercise of warrants at CDN$1.50 per share	10,000	15,000	-	-	-	-	-	15,000
Issuance of common stock on May 22, 2012 for exercise of warrants at CDN$1.25 per share	2,000	2,500	-	-	-	-	-	2,500
Issuance of common stock on June 4, 2012 for exercise of warrants at CDN$1.50 per share	1,500	2,250	-	-	-	-	-	2,250
Issuance of common stock on June 11, 2012 for exercise of options at CDN$0.87per share	1,250	1,088	-	-	-	-	-	1,088
Issuance of common stock on June 11, 2012 for exercise of options at US$1.03per share	10,000	10,300	-	-	-	-	-	10,300
Issuance of common stock on July 4, 2012 for exercise of options at US$1.17per share	7,500	8,775	-	-	-	-	-	8,775
Issuance of common stock on July 9, 2012 for exercise of options at US$1.01per share	62,500	63,125	-	-	-	-	-	63,125
Issuance of common stock on July 13, 2012 for exercise of options at US$1.01per share	62,500	63,125	-	-	-	-	-	63,125
Issuance of common stock on July 19, 2012 for exercise of warrants at CDN$1.50 per share	41,667	62,501	-	-	-	-	-	62,501
Issuance of common stock on August 30, 2012 for exercise of warrants at CDN$1.50 per share	2,500	3,750	-	-	-	-	-	3,750
Issuance of common stock on August 30, 2012 for exercise of options at CDN$0.87per share	9,450	8,222	-	-	-	-	-	8,222
Issuance of common stock on September 6, 2012 for exercise of options at US$0.96per share	20,000	19,200	-	-	-	-	-	19,200
Issuance of common stock on September 6, 2012 for exercise of options at US$1.17per share	10,000	11,700	-	-	-	-	-	11,700
Issuance of common stock on September 12, 2012 for exercise of warrants at CDN$1.50 per
share	2,500	3,750	-	-	-	-	-	3,750
Issuance of common stock on September 12, 2012 for exercise of warrants at US$1.38 per share	2,000	2,760	-	-	-	-	-	2,760
Issuance of common stock on September 13, 2012 for cash - USD$2.21, net of share issue costs	418,429	889,383		-	-	-	-	889,383
Issuance of common stock on September 17, 2012 for exercise of warrants at US$1.38 per share	15,000	20,700		-	-	-	-	20,700
Issuance of common stock on September 17, 2012 for exercise of warrants at CDN$1.30 per
share	21,840	28,391		-	-	-	-	28,391
Issuance of common stock on September 17, 2012 for exercise of warrants at CDN$1.50 per
share	2,084	3,126		-	-	-	-	3,126
Issuance of common stock on September 19, 2012 for exercise of warrants at US$1.38 per share	150,000	207,000		-	-	-	-	207,000
Issuance of common stock on September 21, 2012 for exercise of warrants at US$1.38 per share	50,000	69,000		-	-	-	-	69,000
Issuance of common stock on September 21, 2012 for exercise of warrants at CDN$1.50 per
share	29,500	44,250		-	-	-	-	44,250
Issuance of common stock on September 24, 2012 for cash - USD$2.21, net of share issue costs	450,758	958,100		-	-	-	-	958,100
Issuance of common stock on October 10, 2012 for cash - USD$2.21, net of share issue costs	198,587	438,877		(64,050)	-	-	-	374,827
Issuance of common stock on October 17, 2012 for exercise of options at US$1.17per share	7,500	8,775	-	-	-	-	-	8,775

					Accumulated
			Additional		other		Deficit
	Common shares		paid-in	Subscription	comprehensive		(Development
	Shares	Amount	capital	Receivable	income \ (loss)	Deficit	stage)	Total
		$	$	$	$	$	$	$

Issuance of common stock on November 2, 2012 for exercise of options at US$0.96per share	100,000	96,000	-	-	-		-	96,000
Issuance of common stock on November 20, 2012 for exercise of options at US$1.17per share	10,000	11,700	-	-	-		-	11,700
Set up derivative liabilities for warrants granted in the year	-	(280,496)	-	-	-		-	(280,496)
Transfer addition paid-in capital for options exercised in the year	-	511,247	(511,247)	-	-		-	-
Transfer derivative liability for warrants exercised in the year	-	873,728	-	-	-		-	873,728
Transfer derivative liability for warrants expired in the year		70,514	-	-	-		-	70,514
Stock based compensation	-	-	2,397,819	-	-		-	2,397,819
Foreign currency translation	-	-	-	-	(35,685)		-	(35,685)
Loss from continuing operations	-	-	-	-	-	-	(9,315,360)	(9,315,360)
Balance, December 31, 2012	44,239,198	32,616,795	7,061,406	(64,050)	(459,036)	(11,485,251)	(20,767,663)	6,902,201

The accompanying notes are an integral part of these consolidated financial statements.

CRAiLAR TECHNOLOGIES INC.
(Formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(In US Dollars)

1.	Nature of Operations and Basis of Presentation

CRAiLAR Technologies Inc. (formerly Naturally Advanced Technologies Inc.) (the “Company”) was incorporated in the Province of British Columbia, Canada, on October 6, 1998 , and is in the business of technological development of natural sustainable fibers. As of the date of this report, the Company’s business operations consist primarily of the deployment and execution of our proprietary and natural CRAiLAR© Flax Fibers, as well as our bast fiber processing technologies targeted at the textile, pulping, composite and plastics industries.

Effective on October 31, 2012, the Company changed its name to Crailar Technologies Inc. and the trading symbols were changed to “CRLRF” on the OTC Bulletin Board and to “CL” on TSX Venture Exchange.

Going concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles (“GAAP”) in the United States of America applicable to a going concern, which contemplates the realization of assets and payment of liabilities in the normal course of business. The Company has incurred losses since inception of $ 32,007,514 and further losses are anticipated in the development of its business. There can be no assurance that the Company will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

During 2012 the Company raised approximately $13,200,000 million to finance operations, acquisition of production equipment and construction of its production facility. The Company will need raise additional financing in 2013 through equity or debt financing for future capacity expansion. However, there can be no assurance that capital will be available or, if the capital is available, that it will be on terms acceptable to the Company.

2.	Significant Accounting Policies

a)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, CRAiLAR Inc., a Nevada incorporated company; Hemptown USA, Inc., a Nevada incorporated company; 0697872 B.C. Ltd., a British Columbia incorporated company; Crailar Fiber Technologies Inc., a British Columbia incorporated company, and HTNaturals Apparel Corp, a British Columbia incorporated company. All inter-company transactions and account balances have been eliminated upon consolidation.

b)	Cash and Cash Equivalents

Cash equivalents consist of cash on deposit and term deposits with original maturities of one year or less at the time of issuance. As at December 31, 2012, the Company held $20,000 (2011 - $10,000) in cash equivalents.

CRAiLAR TECHNOLOGIES INC.
(Formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(In US Dollars)

2.	Significant Accounting Policies – cont’d

c)	Inventory

Inventory consists of flax seed purchased to be used for cultivation in the future, flax seed planted but not yet harvested, harvested raw flax fiber feedstock, and decorticated fiber.

The seed is valued at the lower of average cost or market. Cost comprises the cost to purchase seed and/or growing costs plus any related shipping costs.

The harvested raw flax fiber is valued at the lower of cost or market. Cost comprises the cost of the seed used, growing costs plus any related shipping costs.

The decorticated fiber is valued at cost. Cost comprises the cost of the raw flax fiber plus processing costs.

d)	Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring management’s estimates and assumptions are the fair value of inventory, common stock, warrants, options, derivative liability, provision for income tax and depreciation.

e)	Property and Equipment

Property and equipment are stated at cost and are depreciated as follows:

Automobiles	20% declining balance
Computer equipment	30% declining balance
Computer software	100% declining balance
Equipment	30% declining balance
Furniture and fixtures	20% declining balance
Production Equipment	30% declining balance
Leasehold improvements	Term of lease
Website development	50% declining balance

Depreciation is claimed at one-half of the regular rate in the year of addition, no depreciation is claimed in the year of disposal.

f)	Interest and Similar Costs

Interest and similar costs are capitalized to property and equipment to the extent that the related loan proceeds were used in the acquisition and construction of the related asset. These costs are only capitalized from the time that costs are first incurred until the asset is ready for use.

CRAiLAR TECHNOLOGIES INC.
(Formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(In US Dollars)

2.	Significant Accounting Policies – cont’d

g)	Government Assistance

Grants received from government institutions that are for the acquisition or development of property and equipment are recorded as a reduction to the depreciable cost of the related asset.

h)	Intangible Assets

Intangible assets are stated at cost and are amortized as follows:

Trademarks	5 year straight - line
License Fee	10 year straight - line
Patent	10 year straight – line

i)	Foreign Currency Translation

The Company’s functional currency is the Canadian Dollar (“CDN”). The Company translates its financial statements to U.S. dollars using the following method:

All assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the period-end. Revenues and expenses are translated throughout the period at the weighted average exchange rate. Exchange gains or losses from such translations are included in accumulated comprehensive income (loss), as a separate component of stockholders’ equity.

Foreign currency transaction gains and losses are included in the results of operations.

j)	Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the deferred income tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective income tax bases (temporary differences). Deferred income tax assets and liabilities are measured using enacted income tax rates expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is included in income in the period in which the change occurs. The amount of deferred income tax assets recognized is limited to the amount that is more likely than not to be realized.

k)	Comprehensive Income

The Company presents changes in accumulated comprehensive income in its Statement of Stockholders’ Equity. Total comprehensive income includes, in addition to net loss, changes in equity that are excluded from the Statements of Operations.

CRAiLAR TECHNOLOGIES INC.
(Formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(In US Dollars)

2.	Significant Accounting Policies – cont’d

l)	Stock-based Compensation

The Company accounts for stock-based payment transactions in which an enterprise receives services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The Company uses the Black-Scholes option-pricing model to establish the fair-value of stock-based awards.

m)	Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are computed using the weighted average number of shares outstanding during the period. Common stock equivalents from stock options and warrants were excluded from the calculation of net loss per share for December 31, 2012, 2011 and 2010 as their effect is anti-dilutive.

n)	Long-Lived Asset Impairment

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

o)	Risk Management

Currency risk. The Company is exposed to currency risk to the extent that certain inventory and equipment is purchased in Euros. The Company does not currently hedge its foreign currency exposure and accordingly is at risk for foreign currency exchange fluctuations. The Company and its subsidiaries do not have significant transactions or hold significant cash denominated in currencies other than their functional currencies.

Credit risk. The risk in cash accounts is managed through the use of a major financial institution which has high credit quality as determined by the rating agencies. As at December 31, 2012, the Company does not have significant concentrations of credit exposure.

Interest rate risk. All term debt has fixed interest rates and the Company has no significant exposure to interest rate fluctuation risk.

Commodity price risk. Commodity price risk is the risk that the fair value of future cash flows will fluctuate because of changes in the market prices of commodities. The Company is exposed to commodity price risk as it purchases flax seed in the production of fiber. The Company does not currently enter into futures contracts or otherwise hedge its exposure to commodity price risk.

CRAiLAR TECHNOLOGIES INC.
(Formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(In US Dollars)

2.	Significant Accounting Policies – cont’d

p)	Research and Development

Research and development costs are charged to operations as incurred. The Company has entered into various joint development agreements with third parties. The agreements require that both parties will incur certain development expenses. The Company records only its portion of the developments costs incurred.

q)	Adoption of New Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements. Management does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on the financial statements.

3.	Financial Instruments

As at December 31, 2012, the Company concluded that the carrying amount of cash and cash equivalents, receivables and accounts payable to approximate fair value because of the short maturity of these financial instruments.

4.	Inventory

As at December 31, 2012, the inventory consists of the cost of:

	December 31, 2012	December 31, 2011
Flax seed	$1,172,155	$1,011,966
Raw flax fiber feedstock	1,680,993	24,000
Decorticated fiber	51,504	-
	$2,904,652	$1,035,966

During the year ended December 31, 2012, the Company wrote off $303,663 (2011 - $Nil and 2010 - $Nil) of flax seed inventory.

CRAiLAR TECHNOLOGIES INC.
(Formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(In US Dollars)

5.	Property and Equipment

			Net Book Value	Net Book Value
		Accumulated	December 31,	December 31,
	Cost	Depreciation	2012	2011
Automobiles	$58,769	$1,210	$57,559	$-
Computer equipment	91,410	43,012	48,398	21,586
Equipment	396,576	37,131	359,445	32,224
Furniture and fixtures	62,714	32,734	29,980	35,239
Leasehold improvements under construction (Note 8)	4,979,548	-	4,979,548	-
Production equipment	-	-	-	452,054
Production equipment under construction	7,606,837	-	7,606,837	2,661,508
Website development costs	123,760	61,884	61,876	-
Equipment held for sale	105,045	-	105,045	-
	$13,424,659	$175,971	$13,248,688	$3,202,611

During the year, the Company purchased production equipment for a total price of $8,357,812 (including €5,893,275). Payment of $7,056,305 has been made with $800,089 to be paid upon the completion of installation and commissioning.

During the year, the Company wrote off $593,894 (2011 - $Nil and 2010 - $94,486) of production equipment to a net realizable value of $105,045 (2011 - $Nil and 2010 - $Nil). The assets written off during the year ended December 31, 2012 are held for sale and are not being amortized.

During the year, the Company wrote off $Nil (2011 - $2,768 and 2010 - $Nil) of leasehold improvements.

CRAiLAR TECHNOLOGIES INC.
(Formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(In US Dollars)

6.	Intangible Assets

			Net Book Value	Net Book Value
		Accumulated	December 31,	December 31,
	Cost	Amortization	2012	2011
Patents	$126,396	$48,435	$77,961	$76,953
Trademarks	104,929	97,290	$7,639	18,983
License fee	25,128	16,109	9,019	11,235

	$256,453	$161,834	$94,619	$107,171

7.	Derivative liability

Derivate liability consist of warrants that were originally issued in private placements which have exercise prices denominated in a currency other than the Canadian dollar, the Company’s functional currency. These warrants are non-cash liabilities and the Company is not required to expend any cash to settle these liabilities. The fair value of these warrants as at December 31, 2012 and 2011 is as follows:

		2012	2011
	Exercise price
416,532 warrants expiring on September 21, 2012	US$ 1.38	$-	$418,836
275,506 warrants expiring on May 19, 2013	US$ 1.25	257,564	634,662
533,887 warrants expiring on October 14, 2014	US$ 3.45	230,471	-

		$488,035	$1,053,498

The fair value of these warrants was determined using the Black-Scholes option pricing model, using the following assumptions:

	2012	2011
Volatility	57% - 66%	81% - 86%
Dividend yield	-	-
Risk-free interest rate	0.12 – 0.25%	0.12%
Expected life	0.38 – 1.73 yrs.	0.72 – 1.38 yrs.

CRAiLAR TECHNOLOGIES INC.
(Formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(In US Dollars)

8.	Convertible long term debt

On September 20, 2012, the Company completed the offering of $10,051,262 (CDN$10,000,000) convertible debentures (the “Notes”). The Notes mature on September 20, 2017. The Notes bear interest at a rate of 10% per year, payable semi-annually on March 31 and September 30, starting March 31, 2013. As at December 31, 2012, accrued interest of $277,513 (CDN$277,397) was included in accrued liabilities. Based on the use of the proceeds, the Company capitalized $246,935 (CDN$246,831) in leasehold improvement and expensed $30,578 (CDN$30,566) in interest during the year.

Holders of the Notes have the option to convert the Notes at a price of $2.90 per common stock into common stock of the Company at any time prior to the maturity date. The Company may redeem the Notes after September 30, 2015 provided that the market price at the time of the redemption notice is not less than 125% of the conversion price.

The Notes are secured by a Guaranty and Security Agreement signed with the Company’s wholly-owned subsidiary, Crailar Inc., a Nevada incorporated company. Crailar Inc. provides security interests over its assets, having an aggregate acquisition cost of no less than US$5,500,000, as security for its guarantee obligation which shall rank in priority to all other indebtedness of Crailar Inc.

In accordance with Accounting Standards Codification 470-20, the Notes do not contain a beneficial conversion feature, as the fair value of the Company’s common stock on the date of issuance was less than the conversion price. All proceeds from the Notes were recorded as a debt instrument. The Company paid a total of $1,083,936 (CDN$1,078,408) for agent commission and other expenses which has been recorded as deferred debt issuance costs. These costs are being amortized over the term of the debt. During the year, the Company recorded $59,642 (CDN$54,663) as interest expenses for the amortization of the deferred issuance costs. The Company granted an Over-Allotment Option (the “Over-Allotment Option”) to the underwriter for purchasing up to 15% of the principal amount of the Notes on the same terms and conditions. The Over-Allotment Option expired without being exercised.

9.	Common Stock

During the year ended December 31, 2012, the Company issued 2,537,594 shares of common stock as follows:

a)

The Company closed three tranches of a private placement with the last closing on October 10, 2012 for 1,067,774 units (the “Units) for aggregate gross proceeds of $2,359,780. Proceeds of $64,050 were included in subscription receivable as at December 31, 2012. Each Unit is comprised of one common share and one half of one common share purchase warrant of the Company (each whole common share purchase warrant, a “Warrant”). Each Warrant entitles the holder thereof to acquire one common share of the Company at an exercise price of $3.45 per common share for a term of two year. The fair value of the Warrants was estimated to be $280,496 using the Black Scholes option pricing model, a 2 year term, an expected volatility of 66% to 67% and a risk free interest rate of 0.23% to 25%. The fair value of the Warrants is recorded in the derivative liability as the warrants have an exercise price in a currency other than the Company’s functional currency (Note 7).

CRAiLAR TECHNOLOGIES INC.
(Formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(In US Dollars)

9.	Common Stock – cont’d

b)

Total of 821,299 shares were issued pursuant to the exercise of employee and consultants options between $0.87 and $2.77 per share for proceeds of $868,768. Total of 565,635 options for total proceeds of $608,376 were exercised by the directors and officers of the Company.

c)	Total of 648,591 shares were issued pursuant to the exercise of warrants between $1.20 and $1.38 per share for proceeds of $859,285.

During the period ended December 31, 2011, the Company issued 6,388,402 shares of common stock as follows:

a)

On July 8, 2011 the Company completed an offering of 3,800,000 units (the “Units”) of the Company at a price of $3.52 (CDN$3.45) per Unit for aggregate gross proceeds of $13,376,133 (CDN$13,110,000) (the “Offering”). Each Unit is comprised of one common share and one half of one common share purchase warrant of the Company (each whole common share purchase warrant, a “Warrant”). Each Warrant entitles the holder thereof to acquire one common share of the Company at an exercise price of $4.59 (CDN$4.50) per common share at any time prior to July 8, 2013. The fair value of the Warrants was estimated to be $2,107,462 using the Black Scholes option pricing model, a 2 year term, an expected volatility of 88% and a risk free interest rate of 1.20% . The fair value of the Warrants is included in share capital. The warrants are exercisable in Canadian dollars only, which is the functional currency, and as a result they did not give rise to a derivative liability as described in Note 7.

The Company granted to the syndicate of underwriters, an option (the “Over-Allotment Option”), exercisable in whole or in part at any time up to 30 days following the closing of the Offering, to purchase up to an additional 15% of the Offering solely to cover over-allotments. The Over-Allotment Option entitles the underwriter to purchase a maximum of 570,000 units (the “Over-Allotment Unit”) at the Offering price, and 285,000 warrants (the “Over-Allotment Warrant”) at $0.33 (CDN$0.32) . The estimated fair value of the Over-Allotment Option was estimated to be $261,065 using the Black Scholes option pricing model using a 30-day term, an expected volatility of 61% and a risk free interest rate of 1.00% . The fair value of the Over-Allotment Option was recorded as share issue costs.

Prior to the expiry of the Over-Allotment Option, the Underwriters purchased 212,500 Over-Allotment Unit for gross proceeds of $748,007 and 100,445 Over-Allotment Warrant for gross proceeds of $32,795. Each Over-Allotment Unit is comprised of one common share and one half of one common share purchase warrant of the Company. Each whole warrant entitles the holder thereof to acquire one common share of the Company at an exercise price of $4.59 (CDN$4.50) per common share at any time prior to July 8, 2013. The estimated fair value of the warrants is $129,074 using the Black Scholes option pricing model using a 2 year term, an expected volatility of 88% and a risk free interest rate of 1.20% . The fair value of the warrants is included in share capital. The gross proceed of the Over-Allotment Warrant is included in share capital. Each Over-Allotment Warrant entitles the holder to acquire one common share of the Company at an exercise price of $4.59 (CDN$4.50) per common share at any time prior to July 8, 2013.

CRAiLAR TECHNOLOGIES INC.
(Formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(In US Dollars)

9.	Common Stock – cont’d

The Company paid 6% of the gross proceeds of the offering as a cash commission. The cash commission and other expenses totaling $1,196,478 were recorded as share issue costs. The Company also granted an option (the “Compensation Option”) equal to 6% of the Offering including the issue of Over-Allotment Units. The total 240,750 Compensation Option entitles the underwriter to purchase one unit (the “Compensation Unit”) for 24 months after closing of the Offering. Each Compensation unit includes one common share (the “Compensation Share”) and one half of one warrant (the “Compensation Warrant”). Each Compensation Warrant is exercisable for 24 months after closing at $4.59 (CDN$4.50) per warrant. The estimated fair value of the Compensation Options was estimated to be $319,956 using the Black Scholes option pricing model using a 2 year term, an expected volatility of 88% and a risk free interest rate of 1.20%. The fair value of the Over-Allotment Option was recorded as share issue costs.

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

Warrants

Stock purchase warrants outstanding at December 31, 2012 are summarized as follows:

Range of Exercise Prices	Number of Warrants	Weighted Average
		Remaining
		Contractual Life

$1.25 - $4.59	3,156,848	0.71 years

CRAiLAR TECHNOLOGIES INC.
(Formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(In US Dollars)

9.	Common Stock – cont’d

A summary of the Company’s stock purchase warrants are as follows:

		Weighted-
	Warrants	Average
		Exercise Price

Warrants outstanding at December 31, 2010	1,928,918	1.54
Warrants granted during the year	3,227,072	3.92
Warrants expired during the year	(549,545)	2.43
Warrants exercised during the year	(1,312,226)	1.93
Warrants outstanding at December 31, 2011	3,294,219	3.57
Warrants granted during the year	541,167	3.42
Warrants expired during the year	(29,947)	1.38
Warrants exercised during the year	(648,591)	1.32
Warrants outstanding at December 31, 2012	3,156,848	4.02

10.	Stock Options

Amended 2011 Fixed Share Option Plan

On June 26, 2012, the board amended the Company’s 2011 Fixed Share Option Plan (the “Amended Plan”) to increase the number of common shares reserved for the issuance under the Company’s 2011 Fixed Share Option Plan from 8,224,240 to 8,512,976 under the Amended Plan. All other terms of the 2011 Fixed Share Option Plan will remain unchanged.

The fair value of options issued during the year ended December 31, 2012 was determined using the Black-Scholes option pricing model with the following assumptions:

Year ended
December 31, 2012
Risk-free interest rates	0.65% to 0.70%
Volatility factor	66%
Expected life of options, in years	4.2
Weighted average fair value of options granted	$1.07

During the year ended December 31, 2012, the Company granted a total of 1,849,500 common stock options to directors, officers, employees, eligible consultants, exercisable at $2.23 to $2.31 per share, with a term of five years with an estimated fair value of $1,973,289.

During the year ended December 31, 2012, 303,250 options vested. Total expense of $325,724 was recorded as stock-based compensation, $279,914 was charged to Salaries and Benefits expense and $45,810 was charged to Consulting and Contract Labour expense.

CRAiLAR TECHNOLOGIES INC.
(Formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(In US Dollars)

10.	Stock Options – cont’d

Original 2011 Fixed Share Option Plan

In September 2011, the Company’s Board of Directors approved the 2011 Fixed Share Option Plan (the “2011 Plan”), a non-shareholder approved plan for grants of stock options to directors, officers, employees, eligible consultants of the Company and any related company. Based on the terms of the individual option grants, options granted under the 2011 Plan generally expire three to ten years after the grant date and become exercisable over a period of one year, based on continued employment, either with monthly vesting or upon achievement of predetermined deliverables. The 2011 Plan permits the granting of incentive stock options and nonqualified stock options up to an aggregate at any point in time of 8,224,240 shares.

The fair value of options issued during the year ended December 31, 2012 was determined using the Black-Scholes option pricing model with the following assumptions:

	Year ended	Year ended
	December 31, 2012	December 31, 2011
Risk-free interest rates	0.78% to 0.92%	1.08%
Volatility factor	88% to 89%	87.70%
Expected life of options, in years	5	5
Weighted average fair value of options granted	$2.14	$1.47

During the year ended December 31, 2012, the Company granted a total of 125,000 (2011 - 50,000) common stock options to directors, officers, employees, eligible consultants, exercisable at $1.91 to $3.05 per share, with a term of five years with an estimated fair value of $210,136.

During the year ended December 31, 2012, 85,423 (2011 – 8,333) options vested. Total expense of $210,275 (2011 – $12,248) was recorded as stock-based compensation, $ 210,275 (2011 – 12,248) was charged to Salaries and Benefits expense.

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

CRAiLAR TECHNOLOGIES INC.
(Formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(In US Dollars)

10.	Stock Options – cont’d

The fair value of options issued during the year ended December 31, 2011 was determined using the Black-Scholes option pricing model with the following assumptions:

Year ended
December 31, 2011
Risk-free interest rates	0.90% to 1.56%
Volatility factor	85% to 91%
Expected life of options, in years	5
Weighted average fair value of options	$1.72
granted

During the year ended December 31, 2012, the Company granted Nil (2011 - 1,720,000) common stock options.

During the year ended December 31, 2012, 862,356 (2011 – 1,752,206 and 2010 – Nil) options vested. Total expense of $1,803,050 (2011 - $2,548,818 and 2010 - $24,196) was recorded as stock-based compensation, $259,601 (2011 - $976,268 and 2010 - $2,319) was included in Consulting and Contract Labour expense and $1,543,449 (2011 - $1,572,650 and 2010 -$21,877) was included in Salaries and Benefits expense.

During the year ended December 31, 2012, 92,079 (2011 – 1,376,631) options were exercised and a total of $64,425 (2011 - $770,452) has been reclassified from additional paid-in capital to capital stock.

2008 Fixed Share Option Plan

Under the 2008 Stock Option Plan, 300,000 (2011 – Nil and 2010 - 825,409) options vested. Total expense of $58,770 (2011 - $Nil and 2010 - $906,448) was recorded as stock-based compensation, $Nil (2011- $Nil and 2010- $464,723) was included in Consulting and Contract Labour expense, $58,770 (2011 - $Nil and 2010 - $441,725) was included in Salaries and Benefits expense.

During the year ended December 31, 2012, 729,150 (2011 - Nil) options were exercised and a total of $510,169 (2011 - $Nil) has been reclassified from additional paid-up capital to capital stock.

CRAiLAR TECHNOLOGIES INC.
(Formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(In US Dollars)

10.	Stock Options – cont’d

A continuality of the Company’s outstanding stock options is as follows:

		Weighted-Average
	Shares	Exercise Price

Options outstanding, December 31, 2010	5,339,877	$1.08
Options exercised during the year	(1,376,631)	1.18
Options granted during the year	1,770,000	2.39
Options expired during the year	(444,225)	1.15
Options cancelled during the year	(7,076)	2.10
Options outstanding, December 31, 2011	5,281,945	1.48
Options exercised during the year	(821,229)	1.06
Options granted during the year	1,974,500	2.25
Options cancelled during the year	(69,171)	2.12
Options outstanding, December 31, 2012	6,366,045	$1.77

December 31, 2012

Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (yr)	Price	Exercisable	Price

$0.87 - $3.05	6,366,045	4.98	$1.77	4,307,990	$1.69

December 31, 2011

Options Outstanding			Options Exercisable
Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (yr)	Price	Exercisable	Price

$0.87 - $2.77	5,281,945	3.50	$1.48	3,444,445	$1.27

CRAiLAR TECHNOLOGIES INC.
(Formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(In US Dollars)

11.	Commitments

a)	Leases

The Company is committed to lease payments totaling $743,919 for premises under lease. The minimum lease payments over the next five years are as follows:

2013	116,082
2014	230,612
2015	198,612
2016	198,612
2017	146,930
Total	890,848

b)	National Research Council of Canada (“NRC”)

Joint Collaboration Agreement

In October 2007, the Company entered into a joint collaboration agreement with the NRC to continue to develop a patentable enzyme technology for the processing of hemp fibers. The agreement was for three years and expired on May 9, 2010. On February 19, 2010, the Company signed an amendment to the agreement to extend expiry to May 9, 2012. The Company intends to continue its joint collaboration of enzyme technology with the NRC, however the research will refocus on cellulose technology for the production of lignocellulosic ethanol. The NRC is to be paid as it conducts work on the joint collaboration. There are no costs or off-balance sheet liabilities associated with the NRC agreement.

Over the term of the amended agreement, the Company will pay the NRC a total of $280,536 (CDN$294,822) divided into nine payments up to May 9, 2012. As of the date of these statements all payments due in 2012 ($33,183) have been paid.

Technology License Agreement

On November 1, 2006, the Company entered into a technology license agreement with the NRC. The license agreement provides the Company a worldwide license to use and sublicense the NRC technology called CRAiLAR®. The Company paid an initial $20,525 (CDN$25,000) fee and will pay an ongoing royalty of 3% on sales of products derived from the CRAiLAR® process to the NRC with a minimum annual payment set at $14,750 (CDN$15,000) per year in two installments. During the year ended December 31, 2012 the Company paid $7,375 (CDN$7,500) and accrued $7,375 (CDN$7,500) of the minimum annual royalty.

CRAiLAR TECHNOLOGIES INC.
(Formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(In US Dollars)

11.	Commitments – cont’d

c)	Alberta Innovates – Technology Futures (“AITF”)

In June 2007, the Company’s subsidiary, Crailar Fiber Technologies Inc. (“CFT”), entered into a Master Agreement for Technology Development with AITF (the “Technology Agreement”) to further develop and commercialize bast fiber technology. The Technology Agreement is intended to act as an umbrella agreement for further bast fiber development planned to be performed by AITF under separate Project Agreements. Under the terms of the Technology Agreement, commencing July 1, 2007, the Company will pay $20,525 (CDN$25,000) per quarter to the AITF and can terminate the agreement with 90 days’ notice, unless there are Project Agreements in effect. In addition to the above payments, CFT will be responsible for providing work-in-kind with a value of $20,525 (CDN$25,000) per calendar quarter commencing with the first Project Agreement. During 2012 the Company paid AITF $2,000 for specific tasks to further the development of AITF’s Technology (2011 - $135,890 and 2010 - $7,991). Under the terms of the Project Agreements signed with AITF the Company will be entitled to an exclusive, worldwide, royalty-bearing license to use any new intellectual property developed pursuant to the Project Agreements. The royalty based on this option will be 3% of gross sales for the first $50,000,000 and 1.5% of gross sales on excess of $50,000,000. The Technology Agreement is in effect as long as there is an active Project Agreement. The Company currently has a Project Agreement with Ashland Inc. for testing the AITF technology.

d)	Investor Relations Agreement

On August 9, 2012, the Company renewed an agreement with a third party firm to perform investor relations activities. The agreement term is one year with ninety days notice of termination by either party. The monthly fee is $10,000 with 70,000 stock options, which we granted during the year ended December 31, 2012, exercisable at $2.23 expiring October 11, 2017. The options were granted under the Amended 2011 Fixed Share Option Plan and were valued at $74,501 using the Black-Scholes option pricing model with the assumptions disclosed in Note 10.

e)	Research Agreement

Starting in December 2010, a co-operative research project designed to cultivate and evaluate the viability of various flax strains for use in CRAiLAR® technology was signed with the United States Department of Agriculture, HanesBrands and CRAiLAR Inc. The project has an initial term of one year with a renewal option for two additional years. CRAiLAR Inc. will contribute annually $51,000 of in-kind expenses towards the project.

f)	Farming Agreements

During the year ended December 31, 2012, the Company signed agreements with farmers to plant and to produce flax using the seed provided by the Company. Flax straw and flaw seed harvested will be purchased by the Company at the agreed prices.

CRAiLAR TECHNOLOGIES INC.
(Formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(In US Dollars)

11.	Commitments – cont’d

g)	Government Grant

During the year ended December 31, 2012, the Company received $263,000 (the “Grant”) from Economic Development Set-Aside Fund of South Carolina in assisting the Company with the construction of its manufacturing facility in South Carolina. The Company recorded the Grant as a reduction of leasehold improvements (Note 5). The Grant will be amortized throughout the lease term of the facility.

Under the terms of the Grant, the Company is required to satisfy and maintain a Minimum Job Requirement by creating and maintaining no fewer than 25 new, full-time jobs; and to make and maintain a Minimum Investment Requirement by investing capital investment of not less than $5,748,000 for building and machinery and equipment within a five year period ending on March 7, 2017. Failure to satisfy and maintain the Minimum Job Requirement and the Minimum Investment Requirement may result in repayment of all or a portion of the Grant.

12.	Discontinued Operations

During fiscal 2009 the Company decided to discontinue the apparel business to focus on developing its bast fiber technology.

The following table summarizes the operating results of the discontinued operations for the fiscal year ended December 31:

	2012	2011	2010

Revenue	$-	$-	$53,470
Expenses	-	-	42,153
Profit (loss) from discontinued operations	$-	$-	$11,317

13.	Income Taxes

As at December 31, 2012, the Company has estimated tax loss carry forwards for tax purposes of approximately $22,012,000 (2011 - $15,356,000) which expire between 2015 and 2032. This amount may be applied against future federal taxable income. Management has determined that the realization of the potential deferred tax assets resulting from these tax pools and other temporary differences is uncertain at this time, and cannot be viewed as more likely than not. Accordingly, the Company has recorded a full valuation allowance for the potential deferred tax asset.

CRAiLAR TECHNOLOGIES INC.
(Formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(In US Dollars)

13.	Income Taxes – cont’d

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	2012	2011	2010
Loss before income taxes	9,315,360	$6,998,922	$3,202,929
Corporate tax rate	28.85%	27.31%	28.50%
Expected income tax recovery	(2,654,878)	(1,911,117)	(912,835)

Increase (decrease) resulting from:
Permanent differences and others	487,246	831,044	239,798
Change in valuation allowance	2,324,647	1,306,095	815,004
Impact of foreign exchange changes	(101,609)	20,850	(257,614)
Impact of tax rate changes	(37,059)	60,499	115,647
Effect on share issue costs recognized	(18,347)	(307,371)	-
Future income tax recovery	$-	$-	$-

The tax effects of temporary differences that give rise to the Company’s future tax asset (liability) are as follows:

	2012	2011	2010
Property and equipment	$51,057	$69,945	$53,667
Intangible assets	(11,521)	(4,611)	(7,553)
Research and development costs	673,128	603,622	401,776
Share issue costs	191,188	248,042	36,007
Other finance costs	(379,770)	-	-
Loss carry forwards	6,076,085	3,908,068	3,035,074
	7,111,669	4,825,066	3,518,971
Valuation allowance	(7,111,669)	(4,825,066)	(3,518,971)
	$-	$-	$-

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior years.

CRAiLAR TECHNOLOGIES INC.
(Formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(In US Dollars)

13.	Income Taxes – cont’d

The Company’s non-capital losses, which can be applied to reduce future taxable income, expire as follows:

Year of Expiry	Amount

2014	$1,060,000
2015	1,198,000
2026	1,604,000
2027	1,439,000
2028	2,313,000
2029	2,939,000
2030	1,772,000
2031	3,765,000
2032	5,922,000
$22,012,000

14.	Related Party Transactions

During the year ended December 31, 2012, $1,410,203 (2011 - $1,274,505 and 2010 - $624,310) was incurred as remuneration to officers and directors of the Company. Of this amount, $1,410,203 (2011 -$1,103,505 and 2010 - $441,310) is recorded as Salaries and Benefits expense and $Nil (2011 - $171,000 and 2010 - $183,000) is recorded as Consulting and Contract Labour expense.

During the year ended December 31, 2012, $1,681,761 (2011 - $2,243,274 and 2010 - $788,534) was recorded as stock-based compensation to officers and directors of the Company. Of this amount, $1,681,761 (2011 - $1,269,236 and 2010 - $472,859) is recorded as Salaries and Benefits expense and $Nil (2011 -$974,038 and 2010 - $315,675) is recorded as Consulting and Contract Labour expense.

During the year ended December 31, 2012, three directors of the Company advanced a total of $300,000 in loans to the Company. The loans were repaid within the year and the Company paid $5,780 in interest.

15.	Subsequent Events

a)

Subsequent to December 31, 2012, the Company granted 250,000, five year common stock options to employees and consultants, exercisable at prices between $2.24 and $2.35 per share with an aggregate fair value of $311,460. These options were granted under the terms of the Company’s 2012 Fixed Share Option Plan.

b)	Subsequent to December 31, 2012, 281,000 shares were issued pursuant to the exercise of stock options at prices between $0.95 and $1.17 per share for total proceeds of $273,170.

CRAiLAR TECHNOLOGIES INC.
(Formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(In US Dollars)

15.	Subsequent Events – cont’d

c)

On February 8, 2013 the Company retained a third party group to perform investor relations services. The monthly fee is $8,000 with 50,000 stock options exercisable at $2.30, expiring February 8, 2018. The options were granted under the 2012 Fixed Share Option Plan and were calculated to have a fair value of $65,383. The agreement term is one year with thirty days’ notice of termination by either party after six months from the effective date.

d)

On February 26, 2013, the Company completed an offering (the “Offering”) of $4,870,900 (CDN$5,000,000) convertible debenture (the “Notes”). The Notes mature on September 30, 2017 and will accrue interest at 10% per year, payable semi-annually on March 31st and September 30th, starting March 31, 2013. The cost of completing the offering was $210,748 (CDN$216,650). The Offering has been completed on essentially the same terms as the Notes described in Note 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Kenneth Barker, our Chief Executive Officer, and Theodore Sanders, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act.

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held are as follows:

Name	Age	Position with the Company
Kenneth C. Barker	56	Chief Executive Officer and a Director
Jason Finnis	41	President/Chief Innovation Officer and a Director
Larisa Harrison	40	Chief Administration Officer and Secretary/Treasurer and a Director
Theodore Sanders	58	Chief Financial Officer
Guy Prevost	54	Corporate Controller and Compliance Officer and a Director
Thomas C. Robinson	51	Chief Operating Officer
Jay Nalbach	41	Chief Marketing Officer
Robert Edmunds	54	Director
Miljenko Horvat	52	Director
Jeremy Jones	58	Director
Peter C. Moore	69	Director

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

Kenneth C. Barker. Mr. Barker has been our Chief Executive Officer since August 24, 2006, and a member of our Board of Directors since February 6, 2006. Mr. Barker has over twenty years of apparel experience, including merchandising, sourcing and full profit and loss responsibility, public market experience and corporate governance. Mr. Barker is currently a co-president of The Meriwether Group, Inc. of Portland, Oregon, which is a corporate investment and business acceleration firm. From approximately October 2003 through April 2005, Mr. Barker was the head of apparel for the North American region for adidas International, where he was responsible for all strategic product and marketing functions within the region. His duties also included providing overall apparel direction and strategy for the adidas North American apparel business, creation of the global brand vision of apparel, and being responsible for sales delivery and brand strategy in the North American marketplace. From approximately January 2001 to October 2003, Mr. Barker was the director of apparel for adidas America, where he was responsible for overall profit and loss for the entire apparel business in the United States. Mr. Barker also previously worked for Adidas Canada Limited in Toronto, Canada and Levi Strauss & Co. The Board of Directors has concluded that Mr. Barker should serve as a director given his significant experience in the apparel business over the past twenty years as well as his involvement with our Company since 2006.

Jason Finnis. Mr. Finnis has been a member of the Board of Directors and our President since December 15, 2000, Chief Innovation Officer since September 7, 2011 and previously our Chief Operating Officer until September 7, 2011. Mr. Finnis has been working as an entrepreneur in the hemp industry since 1994. He has started and grown three different hemp enterprises since 1994 and has built a market for his products. Mr. Finnis has established strong ties with the Federal Government of Canada and was instrumental in removing the Canadian tariff on all imported hemp fabric. Mr. Finnis has been a sought after speaker at many North American universities and conferences speaking on a wide variety of business and industrial hemp related topics. Mr. Finnis attended the University of Victoria in the Faculty of Fine Arts, and possesses broad experience in apparel manufacturing, marketing and sales. The Board of Directors has concluded that Mr. Finnis should serve as a director given his involvement with our Company since 2000 as well as his experience as an entrepreneur in the hemp industry since 1994.

Larisa Harrison. Ms. Harrison has been a member of the Board of Directors and our Chief Administration Officer and Secretary/Treasurer since December 15, 2000. Ms. Harrison has been working in the hemp clothing industry since 1995. Ms. Harrison was instrumental in creating the growth in demand for our products over the past years. From 1998 to 2005, Ms. Harrison worked as a self-employed administrative consultant providing human resource management, developing customizing computer databases, and providing bookkeeping services for several Canadian businesses. In May of 1998, Ms. Harrison was employed by one of Canada’s largest providers of private label fashion to North American department and chain stores. In this role, Ms. Harrison provided product development, sales support and production management for a number of clients. Ms. Harrison possesses extensive experience in the apparel industry, network administration, and graphic design. Ms. Harrison is a graduate of the University of Victoria with a Fine Arts degree from the School of Music. The Board of Directors has concluded that Ms. Harrison should serve as a director given her involvement with our Company since 2000 as well as her experience in the hemp clothing industry since 1995.

Theodore Sanders. Mr. Sanders was appointed Chief Financial Officer of our Company on March 1, 2013. Mr. Sanders brings 20 years of financial management experience in publicly traded and private businesses from startups to multi-billion dollar global companies. Mr. Sanders brings to our executive management team a proven track record of success, most recently as Chief Financial Officer of U.S. Auto Parts (NASDAQ: PRTS), where revenues doubled during his three-year tenure to more than $325 million through organic growth and acquisition, and at PCM Inc. (NASDAQ: PCMI), where he oversaw revenues of $1.2 billion, acquisitions and subsidiary IPOs with a team of 60 during his 10-year tenure.

Guy Prevost. Mr. Prevost is a member of our Board of Directors and, since March 1, 2013, has been our Corporate Controller and Compliance Officer. Previously, from May 2, 2005 to March 1, 2013, he served as our Chief Financial Officer. Mr. Prevost has over twenty-five years of public market experience in accounting, finance and corporate governance. Mr. Prevost’s duties and responsibilities on our behalf will generally entail financial reporting and establishing internal procedures and controls. Mr. Prevost is a member of the Certified General Accountants Association of British Columbia and Canada. The Board of Directors has concluded that Mr. Prevost should serve as a director given his involvement with our Company since 2005 as well as his experience in accounting, finance and corporate governance.

Thomas C. Robinson. Mr. Robinson has been our Chief Operating Officer since September 7, 2011. Mr. Robinson is a 27 year veteran of the textiles industry where he was most recently Vice President of Cotton Operations Planning and Technical Support in International Textile Group’s (“ITG”) apparel division. Mr. Robinson began his textiles career in 1984 with Burlington Industries, a full service apparel solutions organization for apparel manufacturers and retailers. From 1984 to 2004 he held a number of leadership roles for Burlington Industries, culminating in Executive Vice President of Manufacturing and Operations Planning. His experience included greenfieldstartup manufacturing facilities as well as oversight of multiplant operations throughout the U.S., China, Mexico, India, Vietnam and Nicaragua. ITG later purchased Burlington Industries to become one of its six current companies, and positioned it alongside Cone Mills, a denim manufacturer and wholesaler. In 2004, Mr. Robinson became Vice President of Operations Planning and Customer Support at Cone Mills, where he was responsible for global denim operations planning, customer service, technical product development and quality control. He played a key operations role in the integration of Burlington Industries and Cone Mills as they each became part of ITG. Mr. Robinson has a BA in economics and business from North Carolina State University and an Executive Program Certificate from the University of North Carolina.

Jay Nalbach. Mr. Nalbach has been our Chief Marketing Officer since August 31, 2011. Mr. Nalbach has more than 16 years in the sports and fashion industries, mostly recently serving as Brand Director at adidas Group Japan KK, leading the execution of subsidiary brand Reebok’s first ever 360-degree product and marketing campaigns in Japan. Before this he was Global Head of Men’s Lifestyle Footwear for Reebok International. This came at the critical post-acquisition period of Reebok by adidas. Mr. Nalbach has also held senior roles with adidas AG, including key work with Reebok, adidas Originals, Foot Locker Europe in footwear, apparel, supply chain and account management. Mr. Nalbach’s time with adidas, where he began in 1995, paused briefly for a nearly three-year senior role with Fila International.

Robert Edmunds. Mr. Edmunds has been a member of the Board of Directors since December 15, 2000 and previously our Chief Financial officer until his resignation effective April 27, 2005. Mr. Edmunds received a Chartered Accountant designation in 1992. He has worked as the proprietor of a public practice from 1992 through 1998. Since 1998, Mr. Edmunds has been performing consulting work, providing business strategy, financial planning and accounting services for various clients in the entertainment and E-commerce industries. The Board of Directors has concluded that Mr. Edmunds should serve as a director given his involvement with our Company since 2000 as well as his experience in accounting.

Miljenko Horvat. Mr. Horvat has been one of our directors since July 11, 2006. Mr. Horvat has over twenty years of experience in the investment banking and private investing industry. Mr. Horvat currently is the President of Horvat Capital Corp., a Vancouver-based investment firm. Mr. Horvat’s duties include sourcing and managing leverage buyout transactions throughout Canada on behalf of The Riverside Company, a private equity firm that has over $1.5 billion under management involving investments in industry segment-leading companies with enterprise values between $15,000,000 and $150,000,000. Previously, Mr. Horvat was the president and chief executive officer of NewspaperDirect, Inc., a corporation based in New York and Vancouver, Canada, which is an Internet based, print on demand distributor of daily newspapers. While at NewspaperDirect, Inc., Mr. Horvat was responsible for raising a total of $12,500,000 in funding, establishing relationships with 185 publishers of daily newspapers around the world, expanding market presence to 65 countries, implementing a radical restructuring in response to market conditions during 2001, and growing revenues of 450% in twelve months resulting in sales for fiscal year 2003 of $1,500,000. Mr. Horvat’s prior experience also includes employment at Citicorp as managing director, Russia Direct Equity, and at Citibank, Russia, where he led the creation of Citibank’s full service commercial banking operations in Russia. Mr. Horvat is also a member of the Advisory Board of the Maurice Young Center for Entrepreneurship. He earned an M.A. in International Relations at Yale University and a B.A. in Political Science from Zagreb University. The Board of Directors has concluded that Mr. Horvat should serve as a director given his involvement with our Company since 2006 as well as his business experience, financial expertise and proven ability to raise funding.

Jeremy Jones. Mr. Jones has been one of our directors since August 5, 2009 and was on our Advisory Board from March 2009 to August 2009. Mr. Jones was Vice President of Koch Genesis, the venture arm or Koch Industries, the largest private company in the United States from 2007 through 2009. At Koch he was responsible for deal sourcing, diligence and structuring in areas such as renewable fuels, biopolymers, medical textiles and advanced fibers for Koch’s operating businesses INVESTA, Georgia-Pacific and Flint Hills Resources. Prior to Koch, Mr. Jones was in leadership and corporate officer roles in Fortune 500 companies such as Polaroid, Motorola and Cabot Microelectronics, where he built several businesses in optical and electronic materials, as well as in start-ups such as Crosslink, a St. Louis company commercializing conductive polymer materials. The Board of Directors has concluded that Mr. Jones should serve as a director given his experience in building small companies as well as his specific experience with companies involved in renewable fuels, biopolymers, textiles and fibres.

Peter C. Moore. Mr. Moore has been one of our directors since July 11, 2006, and was on our Advisory Board from October 2004 to July 2006. We believe Mr. Moore is generally considered one of the top branding and design experts in the industry. He has over twenty years of footwear and apparel experience, including design and development, involving Nike, adidas and several other prominent brands and concepts in sportswear history. His roles have included creative director at Nike (Air Jordan, Nike Air). Mr. Moore was one of two individuals responsible for creation of the Air Jordan concept during the mid-1980’s after which he subsequently left with a colleague to form Sports Inc. a sports marketing company in Portland, Oregon. Mr. Moore was also previously the chief executive officer adidas North America and worldwide creative director of adidas AG. The Board of Directors has concluded that Mr. Moore should serve as a director given his involvement with our Company since 2004 as well as his branding and design expertise.

Term of Office

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Significant Employees

Mr. Gregg Wright. Mr. Wright has been our Vice President of Strategic Fiber Markets, since February of 2012.Mr.Wright joins the Company from International Paper Company (“IP”) in National Accounts, Business Development, and Regional Management. He served in several advisory roles during his 12+ years with IP. He earned his BA from Denison University in 1990.

Mr. Steve Sandroni. Mr. Sandroni has been Vice President of Agriculture for the Company since March 2012. Mr. Sandroni brings more than 34 years of experience working in various aspects of agribusiness to the Company. Most recently, Mr. Sandroni served as Director of Production and Logistics at Sustainable Oils, where he oversaw the production of Camelina sativa, a member of the mustard family that is closely related to canola, for innovative bio-fuel applications such as jet fuel for the U.S. Navy and Air Force. In that position, he led campaigns to strengthen Sustainable Oils’ relationships with researchers and contract growers, while building a foundational commercial production program for camelina throughout the United States and Canada. Mr. Sandroni’s professional experience also includes time spent at Monsanto Company, Emergent Genetics Stoneville, and the Delta and Pine Land Company. His roots in the industry, though, began as a farmer, growing cotton, rice, and soybeans in the fertile Mississippi Delta from 1978 to 1990.

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

Audit Committee

Mr. Edmunds, Mr. Horvat and Mr. Jones are the members of our audit committee. The Board of Directors has determined that one of the audit committee members, Mr. Horvat, qualifies as an independent director under the listing standards of the NYSE MKT Equities Exchange. The Board of Directors has determined that Mr. Robert Edmunds, C.A., chairman of the audit committee, qualifies as a financial expert. Mr. Edmunds is not considered independent under the listing standards of the NYSE MKT Equities Exchange.

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

We have posted the text of the Code of Ethics on our Internet website at www.crailar.com Furthermore, upon request, we shall provide to any person without charge a copy of the Code of Ethics. Any such requests should be directed to Ms. Larisa Harrison, Chief Administration Officer, Suite 305, 4420 Chatterton Way, Victoria, British Columbia, Canada V8X 5J2.

Other Corporate Governance Matters

Effective February 28, 2008, our Board of Directors adopted certain policies, terms of reference, charters and guidelines (collectively, the “Corporate Governance Policies”), for our Board of Directors and senior management to follow:

  Corporate Governance Policy;

  Corporate Disclosure Policy;

  Securities Trading Policy (Revised January 1, 2011);

  Board of Directors’ Charter;

  Audit Committee Charter;

  Corporate Governance Committee Charter;

  Compensation Committee Charter;

  Disclosure Charter Policy; and

  Code of Conduct.

In general, the Corporate Governance Policies set forth our governance policies and our practice among our Board of Directors and senior management, including the constitution and independence of the Board, the functions to be performed by the Board of Directors and its committees and the effectiveness of the administration by Board members. The Corporate Governance Policies can also be found on our website at www.crailar.com.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires directors and officers, and the persons who beneficially own more than 10% of common stock, of certain companies to file reports of ownership and changes in ownership with the SEC. During our fiscal year ended December 31, 2012, we were considered a “foreign private issuer,” such that our officers, directors and holders of more than 10% of our common stock were not required to file reports under Section 16 of the Exchange Act. As of January 1, 2013, we are no longer considered a “foreign private issuer”, such that our officers, directors and holders of more than 10% of our common stock have been required to file reports under Section 16 of the Exchange Act as of January 1, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Compensation Committee of the Board of Directors of the Company is responsible for the development and supervision of the Company’s approach to compensation for directors, officers and senior management as well as bonuses and any increases in compensation to employees or staff that would have a material impact on the Company’s expenses. The Compensation Committee shall:

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

Bonus Incentive Compensation

The Company’s objective is to achieve certain strategic objectives and milestones. The Board will consider executive bonus compensation dependent upon the Company meeting those strategic objectives and milestones and sufficient cash resources being available for the granting of bonuses. The Board approves executive bonus compensation dependent upon compensation levels based on recommendations of the Compensation Committee, and such recommendations are generally based on survey data provided by independent consultants. Each Named Executive Officer receives a base salary and is also eligible for an annual bonus. Annual bonuses are calculated and approved by the Company’s compensation committee and can range from 25% to 125% of a Named Executive Officer’s base salary.

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

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is comprised of Miljenko Horvat (the committee chair), Robert Edmunds and Jeremy Jones. No person who served as a member of our Compensation Committee during our fiscal year ended December 31, 2012 was a current or former officer or employee of our Company (except that Mr. Edmunds served as our Chief Financial Officer until his resignation from such position on April 27, 2005). Similarly, no person who served as a member of our Compensation Committee during our fiscal year ended December 31, 2012 had any relationship requiring disclosure by us under Regulation S-K Item 404 (Transactions with Related Persons, Promoters and Certain Control Persons) in this Annual Report. Additionally, during our fiscal year ended December 31, 2012, there were no Compensation Committee “interlocks,” which generally means that no executive officer of our Company served: (a) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; (b) as a director of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; or (c) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a director of our Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing compensation discussion and analysis with Company management. Based on that review and those discussions, the Compensation Committee recommended to the Board of Directors that the compensation discussion and analysis be included in this Annual Report. This report is provided by the following independent directors, who comprise the Compensation Committee:

By: Miljenko Horvat (the committee chair), Robert Edmunds and Jeremy Jones.

Compensation of Named Executive Officers

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during fiscal years ended December 31, 2012 and 2011 (collectively, the “Named Executive Officers”):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non- Equity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Kenneth Barker Chief Executive Officer	2012	275,000	125,000	Nil	549,204	Nil	Nil	Nil	949,204
	2011	221,000	75,000	Nil	805,546	Nil	Nil	Nil	1,101,546
Jason Finnis President & Chief Innovation Officer	2012	165,145	65,333	Nil	232,604	Nil	Nil	Nil	463,802
	2011	126,844	86,726	Nil	379,727	Nil	Nil	Nil	593,297
Guy Prevost CFO (2)	2012	165,145	65,333	Nil	226,143	Nil	Nil	Nil	456,621
	2011	126,844	86,726	Nil	480,696	Nil	Nil	Nil	694,266
Larisa Harrison CAO, Secretary and Treasurer	2012	117,590	50,257	Nil	200,298	Nil	Nil	Nil	368,145
	2011	126,844	86,726	Nil	480,696	Nil	Nil	Nil	694,266
Tom Robinson Chief Operations Officer	2012	165,000	25,000	Nil	193,837	Nil	Nil	Nil	383,837
	2011	50,000	Nil	Nil	146,978	Nil	Nil	Nil	196,978
Jay Nalbach Chief Marketing Officer	2012	165,000	25,000	Nil	193,837	Nil	Nil	Nil	383,837
	2011	62,500	Nil	Nil	192,693	Nil	Nil	Nil	255,193

(1)	Amounts presented in this column represent the fair value as of the grant date of such stock options.
(2)	Mr. Prevost served as our Chief Financial Officer throughout 2011 and 2012. He resigned as Chief Finanical Officer on March 1, 2013.

Stock Option Grants

We granted options to purchase shares of our common stock to the Names Executive Officers in the fiscal year ended December 31, 2012 as follows:

Grants of Plan-Based Awards

Name	Grant Date	Number of Securities Underlying Options	Exercise Price	Grant Date Fair Value of Option
Kenneth Barker CEO	October 11, 2012	425,000	$2.23	$452,329
Jason Finnis President and Chief Innovation Officer	October 11, 2012	180,000	$2.23	$191,575
Guy Prevost CFO (1)	October 11, 2012	175,000	$2.23	$186,253
Larisa Harrison CAO, Secretary and Treasurer	October 11, 2012	155,000	$2.23	$164,967
Tom Robinson Chief Operations Officer	October 11, 2012	150,000	$2.23	$159,646
Jay Nalbach Chief Marketing Officer	October 11, 2012	150,000	$2.23	$159,646

(1)	Mr. Prevost served as our Chief Financial Officer throughout 2011 and 2012. He resigned as Chief Finanical Officer on March 1, 2013.

Outstanding Equity Awards Held by Named Executive Officers at Fiscal Year End

The following table sets forth information as at December 31, 2012, relating to unexercised options, stock that has not vested, and equity incentive plan awards for each Named Executive Officer:

Outstanding Equity Awards At Fiscal Year-End
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Kenneth Barker	500,000	Nil	Nil	$1.17	Oct-20-14	Nil	Nil	Nil	Nil
	380,000	Nil	Nil	$0.96	Aug -26-15	Nil	Nil	Nil	Nil
	500,000	Nil	Nil	$0.87	Nov-25-15	Nil	Nil	Nil	Nil
	125,000	Nil	Nil	$1.55	Apr-8-16	Nil	Nil	Nil	Nil
	325,000	Nil	Nil	$2.77	Aug-19-16	Nil	Nil	Nil	Nil
	70,833	354,167	Nil	$2.23	Oct-11-17	Nil	Nil	Nil	Nil
Jason Finnis	300,000	Nil	Nil	$1.17	Oct-20-14	Nil	Nil	Nil	Nil
	132,939	Nil	Nil	$1.02	Aug-9-15	Nil	Nil	Nil	Nil
	125,000	Nil	Nil	$0.87	Nov-25-15	Nil	Nil	Nil	Nil
	100,000	Nil	Nil	$1.55	Apr-8-16	Nil	Nil	Nil	Nil
	125,000	Nil	Nil	$2.77	Aug-19-16	Nil	Nil	Nil	Nil
	30,000	150,000	Nil	$2.23	Oct-11-17	Nil	Nil	Nil	Nil
Guy Prevost	265,000	Nil	Nil	$1.17	Oct-20-14	Nil	Nil	Nil	Nil
	175,000	Nil	Nil	$1.55	Apr-8-16	Nil	Nil	Nil	Nil
	125,000	Nil	Nil	$2.77	Aug-19-16	Nil	Nil	Nil	Nil
	29,167	145,833	Nil	$2.23	Oct-11-17	Nil	Nil	Nil	Nil
Larisa Harrison	132,938	Nil	Nil	$1.02	Aug-9-15	Nil	Nil	Nil	Nil
	125,000	Nil	Nil	$0.87	Nov-25-15	Nil	Nil	Nil	Nil
	125,000	Nil	Nil	$2.77	Aug-19-16	Nil	Nil	Nil	Nil
	25,833	129,167	Nil	$2.23	Oct-11-17	Nil	Nil	Nil	Nil
Tom Robinson	100,000	Nil	Nil	$2.20	Sept-29-16	Nil	Nil	Nil	Nil
	25,000	125,000	Nil	$2.23	Oct-11-17	Nil	Nil	Nil	Nil
Jay Nalbach	100,000	Nil	Nil	$2.77	Aug-19-16	Nil	Nil	Nil	Nil
	25,000	125,000	Nil	$2.23	Oct-11-17	Nil	Nil	Nil	Nil

Director Compensation

The following table sets forth information relating to compensation paid to our directors during fiscal year ended December 31, 2012. Our Directors who are also Named Executive Officers do not receive any additional compensation beyond what is disclosed above in relation to their service as directors. As such, such Named Executive Officers are not listed in the table below.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Edmunds	Nil	Nil	53,210	Nil	Nil	Nil	53,210
Peter Moore	Nil	Nil	26,608	Nil	Nil	Nil	26,608
Miljenko Horvat	Nil	Nil	26,608	Nil	Nil	Nil	26,608
Jeremy Jones	Nil	Nil	26,608	Nil	Nil	Nil	26,608
Scott Staff	Nil	Nil	31,001	Nil	Nil	Nil	31,001

(1)	Amounts presented in this column represent the fair value as of the grant date of such stock options.
(2)	Mr. Staff served as a director of our Company from February 3, 2012 until his resignation on May 25, 2012.

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

Executive Services Agreements

Senior Executive Employment Agreement with Kenneth Barker

On April 2, 2012, we entered into a Senior Executive Employment Agreement with Kenneth Barker, with an initial term of five years, commencing on July 1, 2011. Pursuant to the terms of the agreement, Mr. Barker is to provide services as Chief Executive Officer of the Company. In consideration therefore, he is to receive a base salary of $250,000 per year. In the event that the Company terminates the agreement without just cause, or in the event of termination upon a change in control, the Company is required to pay Mr. Barker 24 months of his then base salary, the portion of any then declared and/or earned bonus (prorated to the end of the six-month period from the effective date of the termination), as well as certain payments with respect to the value of his benefits under the agreement.

Senior Executive Employment Agreement with Jason Finnis

On April 2, 2012, we entered into a Senior Executive Employment Agreement with Jason Finnis, with an initial term of five years, commencing on July 1, 2011. Pursuant to the terms of the agreement, Mr. Finnis is to provide services as Chief Innovation Officer of the Company. In consideration therefore, he is to receive a base salary of CDN$150,000 per year. In the event that the Company terminates the agreement without just cause, or in the event of termination upon a change in control, the Company is required to pay Mr. Finnis 24 months of his then base salary, the portion of any then declared and/or earned bonus (prorated to the end of the six-month period from the effective date of the termination), as well as certain payments with respect to the value of his benefits under the agreement.

Senior Executive Employment Agreement with Guy Prevost

On April 2, 2012, we entered into a Senior Executive Employment Agreement with Guy Prevost, with an initial term of five years, commencing on July 1, 2011. Pursuant to the terms of the agreement, Mr. Prevost is to provide services as Chief Financial Officer of the Company. In consideration therefore, he is to receive a base salary of CDN$150,000 per year. In the event that the Company terminates the agreement without just cause, or in the event of termination upon a change in control, the Company is required to pay Mr. Prevost 24 months of his then base salary, the portion of any then declared and/or earned bonus (prorated to the end of the six-month period from the effective date of the termination), as well as certain payments with respect to the value of his benefits under the agreement. Mr. Prevost resigned as Chief Financial Officer on March 1, 2013, but he continues to provide services as Corporate Controller and Compliance Officer pursuant to the terms of this agreement.

Senior Executive Employment Agreement with Larisa Harrison

On April 2, 2012, we entered into a Senior Executive Employment Agreement with Larisa Harrison, with an initial term of five years, commencing on July 1, 2011. Pursuant to the terms of the agreement, Mr. Harrison is to provide services as Chief Administration Officer, Secretary and Treasurer of the Company. In consideration therefore, she is to receive a base salary of CDN$108,000 per year. In the event that the Company terminates the agreement without just cause, or in the event of termination upon a change in control, the Company is required to pay Ms. Harrison 24 months of her then base salary, the portion of any then declared and/or earned bonus (prorated to the end of the six-month period from the effective date of the termination), as well as certain payments with respect to the value of her benefits under the agreement.

Senior Executive Employment Agreement with Tom Robinson

On June 18, 2012, we entered into a Senior Executive Employment Agreement with Tom Robinson, with an initial term of five years, commencing on October 1, 2011. Pursuant to the terms of the agreement, Mr. Robinson is to provide services as Chief Operating Officer of the Company. In consideration therefore, he is to receive a base salary of $150,000 per year. In the event that the Company terminates the agreement without just cause, the Company is required to pay Mr. Robinson six months of his then base salary, the portion of any then declared and/or earned bonus (prorated to the end of the six-month period from the effective date of the termination), as well as certain payments with respect to the value of his benefits under the agreement. In the event that the Company terminates the agreement upon a change in control, the Company is required to pay Mr. Robinson twelve months of his then base salary, the portion of any then declared and/or earned bonus (prorated to the end of the six-month period from the effective date of the termination), as well as certain payments with respect to the value of his benefits under the agreement.

Senior Executive Employment Agreement with Jay Nalbach

On April 24, 2012, we entered into a Senior Executive Employment Agreement with Jay Nalbach, with an initial term of five years, commencing on August 1, 2011. Pursuant to the terms of the agreement, Mr. Nalbach is to provide services as Chief Marketing Officer of the Company. In consideration therefore, he is to receive a base salary of $150,000 per year. In the event that the Company terminates the agreement without just cause, the Company is required to pay Mr. Nalbach six months of his then base salary, the portion of any then declared and/or earned bonus (prorated to the end of the six-month period from the effective date of the termination), as well as certain payments with respect to the value of his benefits under the agreement. In the event that the Company terminates the agreement upon a change in control, the Company is required to pay Mr. Nalbach twelve months of his then base salary, the portion of any then declared and/or earned bonus (prorated to the end of the six-month period from the effective date of the termination), as well as certain payments with respect to the value of his benefits under the agreement.

Engagement of Theodore Sanders

We appointed Theodore Sanders as our Chief Financial Officer on March 1, 2013. In accordance with Mr. Sanders’ appointment he will be paid a base salary of $225,000 per year and has been granted a vesting (over 12 months) stock option to acquire up to 200,000 common shares of the Company at an exercise price of $2.24 per common share and for a period of up to five years from the date of grant.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 13, 2013, the following table sets forth certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of March 13, 2013, there were 44,430,198 shares of common stock issued and outstanding.

	Amount and Nature of	Percentage of Beneficial
Name and Address of Beneficial Owner (1)	Beneficial Ownership (1)	Ownership
Directors and Officers:
Kenneth Barker Suite 305, 4420 Chatterton Way Victoria, British Columbia Canada V8X 5J2	1,964,211 (2)	4.2%

Jason Finnis and Larisa Harrison (3) Suite 305, 4420 Chatterton Way Victoria, British Columbia Canada V8X 5J2	2,619,181 (4)	5.8%

Theodore Sanders Suite 305, 4420 Chatterton Way Victoria, British Columbia Canada V8X 5J2	95,132 (5)	Less than 1%

Guy Prevost Suite 305, 4420 Chatterton Way Victoria, British Columbia Canada V8X 5J2	664,581 (6)	1.5%

	Amount and Nature of	Percentage of Beneficial
Name and Address of Beneficial Owner (1)	Beneficial Ownership (1)	Ownership
Thomas C. Robinson Suite 305, 4420 Chatterton Way Victoria, British Columbia Canada V8X 5J2	187,500 (7)	Less than 1%

Jay Nalbach Suite 305, 4420 Chatterton Way Victoria, British Columbia Canada V8X 5J2	189,000 (8)	Less than 1%

Robert Edmunds Suite 305, 4420 Chatterton Way Victoria, British Columbia Canada V8X 5J2	2,202,303 (9)	4.9%

Miljenko Horvat Suite 305, 4420 Chatterton Way Victoria, British Columbia Canada V8X 5J2	301,581 (10)	Less than 1%

Jeremy Jones Suite 305, 4420 Chatterton Way Victoria, British Columbia Canada V8X 5J2	84,581 (11)	Less than 1%

Peter Moore Suite 305, 4420 Chatterton Way Victoria, British Columbia Canada V8X 5J2	139,582 (12)	Less than 1%

All Officers and Directors as a Group (11 individuals)	8,447,652 (13)	17.3%
5% or Greater Beneficial Owners
Dennis Howitt Trust Suite 305, 4420 Chatterton Way Victoria, British Columbia Canada V8X 5J2	3,487,275 (14)	7.8%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power. As of March 13, 2013, there were 44,430,198 issued and outstanding.

(2)

This figure includes: (i) 6,299 shares of common stock; (ii) 1,887,080 stock options which have vested and are exercisable into 1,887,080 shares of common stock; and (iii) 70,832 stock options which will vest within 60 days and are exercisable into 70,832 shares of common stock.

(3)	Jason Finnis and Larisa Harrison are married.
(4)

This figure includes: (i) 1,583,893 shares of common stock; (ii) 979,456 stock options which have vested and exercisable into 979,456 shares of common stock; and (iii) 55,832 stock options which will vest within 60 days and are exercisable into 55,832 shares of common stock.

(5)	This figure includes: (i) 61,800 shares of common stock; (ii) 33,332 stock options which will vest within 60 days and are exercisable into 33,332 shares of common stock.
(6)

This figure includes: (i) 7,500 shares of common stock; (ii) 627,915 stock options which have vested and are exercisable into 627,915 shares of common stock; and (iii) 29,166 stock options which will vest within 60 days and are exercisable into 29,166 shares of common stock.

(7)

This figure includes: (i) 162,500 stock options which have vested and are exercisable into 162,500 shares of common stock; and (ii) 25,000 stock options which will vest within 60 days and are exercisable into 25,000 shares of common stock.

(8)

This figure includes: (i) 1,500 shares of common stock; (ii) 162,500 stock options which have vested and are exercisable into 162,500 shares of common stock; and (iii) 25,000 stock options which will vest within 60 days and are exercisable into 25,000 shares of common stock.

(9)

This figure includes: (i) 1,815,641 shares of common stock held of record by Robert Edmunds; (ii) 272,500 shares of common stock held of record by Lesley Hayes, the wife of Robert Edmunds; (iii) 95,830 stock options held of record by Robert Edmunds which have vested and are exercisable into 95,830 shares of common stock; (iv) 8,332 stock options held of record by Robert Edmunds which will vest within 60 days and are exercisable into 8,332 shares of common stock; and (v) 10,000 stock options held of record by Lesley Hayes which have vested and are exercisable into 10,000 shares of common stock.

(10)

This figure includes: (i) 276,585 shares of common stock; (ii) 20,830 stock options which have vested and are exercisable into 20,830 shares of common stock; and (iii) 4,166 stock options which will vest within 60 days and are exercisable into 4,166 shares of common stock.

(11)

This figure includes: (i) 20,000 shares of common stock; (ii) 60,415 stock options which have vested and are exercisable into 60,415 shares of common stock; and (iii) 4,166 stock options which will vest within 60 days and are exercisable into 4,166 shares of common stock.

(12)

This figure includes: (i) 75,000 shares of common stock; (ii) 60,416 stock options which have vested and are exercisable into 60,416 shares of common stock; and (iii) 4,166 stock options which will vest within 60 days and are exercisable into 4,166 shares of common stock.

(13)

This figure includes: (i) 4,120,718 shares of common stock; (ii) 4,066,942 stock options which have vested and are exercisable into 4,066,942 shares of common stock; (iii) 259,992 stock options which will vest within 60 days and are exercisable into 259,992 shares of common stock.

(14)	This figure consists of 3,487,275 shares of common stock.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except for the transactions described below, none of our directors, officers or principal stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction during our fiscal years ended December 31, 2012 and 2011, or in any currently proposed transaction.

During the year ended December 31, 2012, $1,410,203 (2011 - $1,274,505 and 2010 - $624,310) was incurred as remuneration to officers and directors of the Company.

During the year ended December 31, 2012, $1,681,761 (2011 - $2,243,274 and 2010 - $788,534) was recorded as stock-based compensation to officers and directors of the Company.

During the year ended December 31, 2012, three directors of the Company advanced a total of $300,000 in loans to the Company. The loans were repaid within the year and the Company paid $5,780 in interest.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Dale Matheson Carr-Hilton LaBonte LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended December 31, 2012 and December 31, 2011. Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Audit Fees	$118,000	$108,500
Audit-Related Fees	Nil	Nil
Tax Fees	$12,400	$10,500
All Other Fees	Nil	Nil
Total	$130,400	$119,000

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

ITEM 15.	EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibit No.	Document
3.1	Articles of Crailar Technologies Inc. (15)
3.2	Bylaws (1)
4.1	Convertible Debenture Indenture among Crailar Technologies Inc. and Computershare Trust Company of Canada, dated September 20, 2012 *
4.2	Convertible Debenture Indenture among Crailar Technologies Inc. and Computershare Trust Company of Canada, dated February 25, 2013 (18)
4.3	Form of Subscription Agreement for February 2013 Secured Subordinated Convertible Debentures (18)

10.1	Collaboration Agreement dated effective May 7, 2004 between Hemptown Clothing, Inc., and the National Research Council of Canada (2)
10.2	Renewed Collaboration Agreement dated effective December 7, 2007 between Crailar Fiber Technologies, Inc., and the National Research Council of Canada (2)
10.3	Amendment to the Renewed Collaboration Agreement dated effective February 19, 2010 between Naturally Advanced Technologies, Inc. and the National Research Council of Canada (2)
10.4	Master Agreement for Technology Development between Alberta Research Council and Crailar Fiber Technologies dated January 1, 2007 (3)
10.5	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Meriwether Accelerators LLC dated November 27, 2007 with effective date of August 24, 2007 (4)
10.6	2006 Stock Option Plan (5)
10.7	Letter Agreement dated September 2, 2008 between Naturally Advanced Technologies Inc. and Lipper/Heilshorn & Associates, Inc. (6)
10.8	Renewal of CEO Executive Services Agreement Between Naturally Advanced Technologies Inc. And Meriwether Accelerators LLC dated October 14, 2008 (7)
10.9	2008 Fixed Share Stock Option Plan (8)
10.10	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Kenneth Barker, dated for reference August 24, 2009 (10)
10.11	Service Agreement between Naturally Advanced Technologies Inc. and OrganicWorks Marketing LLC dated November 25, 2010 (10)
10.12	Equipment Lease and Location Sublease dated August 9, 2010 between Naturally Advanced Technologies, Inc. and Eastern Flax of South Carolina, LLC (11)
10.13	2010 Fixed Share Option Plan (12)
10.14	Lease Agreement, dated June 30, 2011 between 0702311 BC Ltd. and Naturally Advanced Technologies Inc. (14)
10.15	Office Lease Agreement dated August 8, 2011 between Naturally Advanced Technologies Inc. and MDW Properties, LLC (14)
10.16	Lease Agreement dated July 1, 2011 between Naturally Advanced Technologies Inc. and Jessie Dale McCollough (14)
10.17	2011 Fixed Share Option Plan (13)
10.18	Supply Agreement among Crailar Technologies Inc. and Kowa Company Ltd., dated January 10, 2013 (16)
10.19	Development Agreement among Crailar Technologies Inc. and Cotswold Industries Inc., dated February 10, 2013 (17)
10.20	Senior Executive Employment Agreement between the Company and Kenneth Barker, dated April 2, 2012 *
10.21	Senior Executive Employment Agreement between the Company and Guy Prevost, dated April 2, 2012 *
10.22	Senior Executive Employment Agreement between the Company and Jason Finnis, dated April 2, 2012 *
10.23	Senior Executive Employment Agreement between the Company and Larisa Harrison, dated April 2, 2012 *
10.24	Senior Executive Employment Agreement between the Company and Jay Nalbach, dated April 24, 2012 *
10.25	Senior Executive Employment Agreement between the Company and Tom Robinson dated June 18, 2012 *
10.26	Marketing and Development Agreement among Crailar Technologies Inc. and Cone Denim LLC., dated March 11, 2013 (19)
14.1	Corporate Governance Policy (9)

14.2	Corporate Disclosure Policy (9)
14.3	Securities Trading Policy (9)
14.4	Board of Directors Charter (9)
14.5	Terms of Reference for the Chief Financial Officer (9)
14.6	Terms of Reference of Committee Chairs (9)
14.7	Audit Committee Charter (9)
14.8	Corporate Governance Committee Charter (9)
14.9	Compensation Committee Charter (9)
14.10	Disclosure Charter Policy (9)
14.11	Code of Ethics (9)
14.12	Insider Trading and Reporting Guidelines (9)
23.1	Auditor Consent Letter *
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act *
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

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
(15) Filed as an exhibit to our Form 8-K as filed with the SEC on November 2, 2012.
(16) Filed as an exhibit to our Form 8-K as filed with the SEC on January 16, 2013.
(17) Filed as an exhibit to our Form 8-K as filed with the SEC on February 14, 2013.
(18) Filed as an exhibit to our Form 8-K as filed with the SEC on February 26, 2013.
(19) Filed as an exhibit to our Form 8-K as filed with the SEC on March 14, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRAILAR TECHNOLOIGES INC.

Dated: March 18, 2013	By: /s/ Kenneth C. Barker
Kenneth C. Barker, Chief Executive Officer
(Principal Executive Officer)

Dated: March 18, 2013	By: /s/ Theodore Sanders
Theodore Sanders, Chief Financial Officer
(Principal Financial Officer)

Dated: March 18, 2013	By: /s/ Guy Prevost
Guy Prevost, Corporate Controller and Compliance Officer
(Controller)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons no behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 18, 2013	By: /s/ Kenneth C. Barker
Kenneth C. Barker, Chief Executive Officer and a director

Dated: March 18, 2013	By: /s/ Larisa Harrison
Larisa Harrison, Chief Administrative Officer, Secretary, Treasurer
and a director

Dated: March 18, 2013	By: /s/ Theodore Sanders
Theodore Sanders, Chief Financial Officer

Dated: March 18, 2013	By: /s/ Guy Prevost
Guy Prevost, Corporate Controller and Compliance Officer and a
director

Dated: March 18, 2013	By: /s/ Robert Edmunds
Robert Edmunds, Director

Dated: March 18, 2013	By: /s/ Jeremy Jones
Jeremy Jones, Director

Dated: March 18, 2013	By: /s/ Peter C. Moore
Peter C. Moore, Director