Form 10-Q
period 2013-03-30
CRAILAR TECHNOLOGIES INC
filed 2013-05-09
CIK 1210294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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
44,472,698 shares of common stock as of May 6, 2013.

CRAILAR TECHNOLOGIES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 30, 2013

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

Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended December 31, 2012, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.              Financial Statements

The following unaudited interim financial statements of Crailar Technologies Inc. (formerly Naturally Advanced Technologies, Inc.) (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

CRAiLAR Technologies Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(In US Dollars)
(Unaudited)

	March 30,	December 31,
	2013	2012

ASSETS

Current
Cash and cash equivalents	$2,947,499	$2,877,210
Accounts receivable	53,720	72,292
Inventory (Note 2)	2,614,426	2,904,652
Prepaid expenses and other	218,394	106,785
	5,834,039	5,960,939

Deferred debt issuance costs (Note 5)	1,420,725	1,024,294
Property and equipment, net (Note 3)	14,864,483	13,248,688
Intangible assets, net	82,617	94,619
	$22,201,864	$20,328,540

LIABILITIES
Current
Accounts payable	$1,660,259	$1,406,418
Accrued liabilities	744,994	1,480,624
Derivative liability (Note 4)	414,056	488,035
	2,819,309	3,375,077

Long Term Debt (Note 5)	14,764,500	10,051,262
	17,583,809	13,426,339

STOCKHOLDERS’ DEFICIT
Capital Stock (Note 6)
Authorized: 100,000,000 common shares without par value Issued and outstanding : 44,435,198 common shares (December 31, 2012 - 44,239,198)	32,927,905	32,616,795
Subscription receivable	(64,050)	(64,050)
Additional Paid-in Capital	7,498,440	7,061,406
Accumulated Other Comprehensive Loss	(261,056)	(459,036)
Deficit	(11,485,251)	(11,485,251)
Deficit accumulated in the development stage	(23,997,933)	(20,767,663)
	4,618,055	6,902,201
	$22,201,864	$20,328,540

Commitments (Notes 3 and 5)
Subsequent Events (Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

CRAiLAR Technologies Inc.
Consolidated Statements of Operations
(In US Dollars)
(Unaudited)
		Three Months	Cumulative from
	Period ended	Ended March	October 1, 2009
	March 30,	31,	to
	2013	2012	March 30, 2013

Expenses
Advertising and promotion	$144,428	$59,870	$1,075,465
Amortization and depreciation	51,937	50,372	437,800
Consulting and contract labour (Note 7)	204,175	216,309	3,076,954
General and administrative	276,867	185,931	2,299,833
Interest	311,525	-	708,187
Professional fees	253,436	137,555	1,794,922
Production costs	730,902	-	730,902
Research and development	56,270	138,436	2,307,604
Salaries and benefits (Note 7)	878,332	1,108,273	9,695,695
Loss before other items	(2,907,872)	(1,896,746)	(22,127,362)

Other items:
Write down of equipment	-	-	(691,148)
Write down of inventory (Note 2)	(396,377)	-	(700,040)
Fair Value adjustment derivative liabilities (Note 4)	73,979	(892,221)	(491,877)
Other income	-	-	1,177

Loss from continuing operations	(3,230,270)	(2,788,967)	(24,009,250)

Profit from discontinued operations	-	-	11,317
Net loss for the period	$(3,230,270)	$(2,788,967)	$(23,997,933)

Loss per share (basic and diluted)	$(0.08)	$(0.07)

Weighted average number of common shares outstanding	43,029,135	42,028,271

The accompanying notes are an integral part of these consolidated financial statements.

CRAiLAR Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(In US Dollars)
(Unaudited)
		Three months	Cumulative from
	Period ended	ended	October 1, 2009
	March 30	March 31	to
	2013	2012	March 30, 2013

Cash flows used in operating activities
Net loss from continuing operations	$(3,230,270)	$(2,788,967)	$(24,009,250)
Adjustments to reconcile net loss to net cash from operating activities
Amortization and depreciation	293,691	50,372	679,554
Interest	85,531	-	175,751
Rent	36,519	-	156,355
Stock based compensation	555,273	743,681	6,693,582
Write down of equipment	-	-	691,148
Write down of inventory	396,377	-	700,040
Fair value adjustment of derivative liability	(73,979)	892,221	491,877
Gain on foreign exchange	-	-	(71,990)
			-
Changes in working capital assets and liabilities			-
Decrease in accounts receivable	18,572	90,181	23,227
Increase in inventory	(106,151)	(164,876)	(3,314,466)
(Decrease) increase in prepaid expenses	(111,609)	8,232	(148,269)
Increase in accounts payable	253,839	211,090	1,322,396
Decrease in accrued liabilities	(772,149)	(344,685)	(27,641)
Increase in due to related parties	-	-	56,945

Net cash used in operating activities of continuing operations	(2,654,356)	(1,302,751)	(16,580,741)

Net cash provided by discontinued operations	-	-	79,982

Cash flows used in investing activities
Purchase of property and equipment	(1,895,353)	(756,227)	(15,534,775)
Acquisition of intangible assets	(2,131)	(15,453)	(107,000)

Net cash flows used in investing activities	(1,897,484)	(771,680)	(15,641,775)

Cash flows from financing activities
Issuance of capital stock and warrants	192,873	841,699	22,156,854
Notes payable	-	-	(200,000)
Convertible Debenture	4,713,238	-	14,764,500
Deferred issuance costs for convertible debenture	(481,962)	-	(1,565,898)
Related parties payments	-	-	(1,025,960)

Net cash flows from financing activities	4,424,149	841,699	34,129,496

Effect of exchange rate changes on cash and cash equivalents	197,980	58,199	(92,910)

Increase (decrease) in cash and cash equivalents	70,289	(1,174,543)	1,894,052

Cash and cash equivalents, beginning	2,877,210	6,340,505	1,053,447

Cash and cash equivalents, ending	$2,947,499	$5,165,962	$2,947,499

SUPPLEMENTAL CASH FLOW INFORMATION
AND NON-CASH FINANCING AND INVESTING
ACTIVITIES:
Cash paid for interest	$277,397	$-
Cash paid for income taxes	$-	$-
Capital stock issued as share issue costs	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Crailar Technologies Inc.
(A development Stage Company)
Notes to Consolidated Financial Statements
March 30, 2013
(Unaudited)

1.	Basis of Presentation

These unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the audited consolidated financial statements for the year ended December 31, 2012, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission. Operating results for the period ended March 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These interim unaudited consolidated financial statements should be read in conjunction with the information included in the Company’s Form 10-K filed on March 18, 2013 with the U.S. Securities and Exchange Commission.

Effective in fiscal 2013, the Company began to report its first, second, third, and fourth quarters on a 4-4-5 basis, with the quarter ending on the Saturday closest to the last day of each third month. In fiscal 2013, the Company’s first quarter ended on March 30, 2013, the second quarter will end on June 29, 2013, the third quarter will end on September 28, 2013 and the fourth quarter will end on December 28, 2013.

In the opinion of management, the accompanying interim balance sheet and related interim statement of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

The Company evaluated events occurring between March 30, 2013 and the date financial statements were issued.

Recent accounting pronouncements with future effective dates are not expected to have an impact on the Company’s financial statements.

2.	Inventory

As at March 30, 2013, the inventory consists of:

	March 30, 2013	December 31, 2012
Flax seed	$1,181,922	$1,172,155
Raw flax fiber feedstock	1,143,637	1,680,993
Decorticated fiber	277,741	51,504
Others	11,126	-
	$2,614,426	$2,904,652

As at March 30 2013, the Company wrote off $396,377 (2012 - $Nil) of raw flax fiber feedstock and decorticated fiber to net realizable value.

Crailar Technologies Inc.
(A development Stage Company)
Notes to Consolidated Financial Statements
March 30, 2013
(Unaudited)

3.	Property and Equipment

The Company signed purchase orders to purchase equipment for a total price of $4,962,740 (Euro 3,864,460), which is payable in installments and due upon the achievement of certain milestones. Full payment is expected within 2013. The Company paid $4,708,591 (Euro 4,708,591) as deposits.

Amortization of decortication equipment and leasehold improvement commenced on January 1, 2013 as the Company’s manufacturing facility started production.

4.	Derivative liability

Derivative liability consists of warrants that were originally issued in private placements which have exercise prices denominated in United States dollars (a currency other than the parent company’s functional currency). The fair value of these warrants was determined using the Black-Scholes option pricing model. The fair value adjustment on derivative liability has no net effect on the Company’s consolidated statement of cash flows.

5.	Long term debt

On September 20, 2012, the Company completed the offering of $10,051,262 (CDN$10,000,000) convertible debentures (the “Notes 2012”). The Notes 2012 mature on September 20, 2017. The Notes 2012 bear interest at a rate of 10% per year, payable semi-annually on March 31 and September 30, starting March 31, 2013. As at December 31, 2012, accrued interest of $277,513 (CDN$277,397) was included in accrued liabilities. Based on the use of the proceeds, the Company capitalized $246,935 (CDN$246,831) in leasehold improvement and expensed $30,578 (CDN$30,566) in interest during the year.

On February 26, 2013, the Company completed an offering of $4,713,238 ($5,000,000 CDN) convertible debentures (the “Notes 2013”). The Notes 2013 mature on September 30, 2017. The Notes 2013 bear interest at a rate of 10% per year, payable semi-annually on March 31 and September 30, starting September 30, 2013. Notes 2013 will be ranked subordinately to Notes 2012. Non-Canadian resident holders of Notes 2013 will receive additional interest for the amount equal to the withholding taxes paid by the Company for Canadian tax purpose.

Holders of Notes 2012 and Notes 2013 have the option to convert at a price of $2.85 ($2.90 CDN) per Common Stock at any time prior to the maturity date. The Company may redeem the notes after September 30, 2015 provided that the market price at the time of the redemption notice is not less than 125% of the conversion price. The conversion rate is subject to standard ant-dilution provisions.

Notes 2012 and Notes 2013 are secured by a Guaranty and Security Agreement signed with the Company’s wholly- owned subsidiary, Crailar Inc. (“CI”), a Nevada incorporated company. CI provides a security interest over its assets, having an aggregate acquisition cost of no less than US$5,500,000, as security for its guarantee obligation which shall rank in priority to all other indebtedness of CI.

In accordance with Accounting Standards Codification 470-20, the Notes 2012 and Notes 2013 do not contain a beneficial conversion feature, as the fair value of the Company’s common stock on the date of issuance was less than the conversion price. All proceeds from the Notes were recorded as a debt instrument.

The Company paid a total of $481,962 ($489,649 CDN) for agent commission and other expenses for Notes 2013 which has been recorded as deferred issuance costs for long term debt.

During the period ended March 30, 2013, the Company recorded $85,531 (2012 - $Nil) as interest expenses for the amortization of the deferred issuance costs.

Crailar Technologies Inc.
(A development Stage Company)
Notes to Consolidated Financial Statements
March 30, 2013
(Unaudited)

6.	Capital Stock

During the thirteen week period ended March 30, 2013, the Company issued shares as follows:

A total of 196,000 shares were issued pursuant to the exercise of employee and consultants options for proceeds of $192,873. Options totaling 191,000, with proceeds of $186,770 were exercised by the directors and officers of the Company.

Share purchase warrants outstanding are:

		Weighted-
		Average
	Shares	Exercise Price
Warrants outstanding at March 30, 2013 and December 31, 2012	3,156,848	$4.02

The weighted average remaining contractual life at March 30, 2013, is 1.29 years.

Stock options outstanding are:

		Weighted-Average
	Shares	Exercise Price
Options outstanding, December 31, 2012	6,416,045	$1.77
Options granted during the period	285,000	2.25
Options exercised during the period	(196,000)	0.98
Options outstanding, March 30, 2013	6,505,045	$1.81

Crailar Technologies Inc.
(A development Stage Company)
Notes to Consolidated Financial Statements
March 30, 2013
(Unaudited)

6.	Capital Stock (cont.)

Stock options outstanding at March 30, 2013, are summarized as follows:

Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (yr)	Price	Exercisable	Price
$0.87 - $3.05	6,505,045	5.48	$1.81	4,601,031	$1.78

During the three month period ended March 30, 2013, 196,000 options were exercised and a total of $118,239 has been reclassified from additional paid-in capital to capital stock.

During the period ended March 30, 2013, the Company granted a total of 285,000 five year common stock options to employees, exercisable between $2.24 and $2.30 per share, with a fair value of $351,832. These options were granted under the terms of the Company’s amended 2011 Fixed Share Option Plan.

The fair value of options issued during the period ended March 30, 2013, was determined using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	0.75% to 0.90%
Volatility factor	66% to 67%
Expected life of options, in years	5
Weighted average fair value of options granted	$1.23

During the period ended March 30, 2013, 489,042 (2012 – 671,250) options vested under the Company’s amended 2011 Fixed Share Option Plan. A total expense of $555,273 (2012 - $743,681) was recorded as stock-based compensation, of this amount $477,334 (2012 - $636,445) was included in salaries and benefits expense and $77,939 (2012 - $107,236) was included in consulting and contract labour expense.

7.	Related Parties Transactions

During the period ended March 30, 2013, $419,271 (2012 - $225,757) was incurred for remuneration to officers and directors of the Company. Of this amount, $419,271 (2012 - $225,757) was recorded as salaries and benefits expense and $nil (2012 - $nil) was recorded as consulting and contract labour expense.

8.	Subsequent Events

Subsequent to March 30, 2013, 37,500 warrants were exercised for proceeds of $46,875.

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

RESULTS OF OPERATIONS

Thirteen Week Period Ended March 30, 2013 Compared to Thirteen Week Period Ended March 31, 2012

Thirteen Week Period Ended March 30, 2013 and March 31, 2012
	2013	2012
Loss from Continuing Operations	($3,230,270)	($2,788,967)
Net Loss	($3, 230,270)	($2,788,967)
Exchange differences on translating foreign controlled entities	($-)	($-)
Total comprehensive loss	($3, 230,270)	($2,788,967)
Loss/share	($0.08)	($0.07)

Revenue and Gross Margins

Our net operational loss from continuing operations during the thirteen week period ended March 30, 2013, was ($3,230,270) compared to ($2,788,967) for the same period in 2012. The Company has continued to increase expenses for the start of the commercialization process of CRAiLAR. Specifically, the increase in loss was due to an increase in advertising and promotion expense, amortization and depreciation expense, an increase in general and administrative expense, interest expense, professional fees, production costs, as well as a loss from the write down of impaired inventory.

Operating Expenses

During the thirteen week period ended March 30, 2013, we recorded operating expenses of $3,230,270 compared to operating expenses of $2,788,967 for the three months ended March 31, 2012. The continued increase in operating expenses reflects the growing preparation of the Company for commercialization in 2013.

Operating expenses consisted of:

  $144,428 (2012: $59,870), in advertising and promotion;

  $51,937 (2012: $50,372), in amortization and depreciation;

  $204,175 (2012: $216,309), in consulting and contract labour;

  $276,867 (2012: $185,931), in general and administrative;

  $311,525 (2012: $Nil), in interest;

  $253,436 (2012: $137,555), in professional fees;

  $730,902 (2012: $Nil), in production costs

  $56,270 (2012: $138,436), in research and development;

  $878,332 (2012: $1,108,273), in salaries and benefits;

  $396,377 (2012: $Nil), in write down of inventory; and

  $73,979 (2012: $892,221), gain on fair value adjustment of derivative liabilities.

Advertising and promotion expenses increased to $144,428 for the thirteen week period ended March 30, 2013, from $59,870 for the three months ended March 31, 2012. The increase is due to the hiring of two new public relations firms in the United States and Canada.

Amortization and depreciation expenses increased to $51,937 for the thirteen week period ended March 30, 2013, from $50,372 for the three months ended March 31, 2012. At quarter end, there was a reclassification of amortization and depreciation expense to production costs in the amount of $241,754. Therefore, there was an overall increase of amortization expense which is due to the amortization of the decortication equipment and leasehold improvements that commenced January 1, 2013 as the facility in Pamplico started production.

Consulting and contract labor expenses decreased to $204,175 for the thirteen week period ended March 30, 2013, from $216,309 for the three months ended March 31, 2012. The decrease was due to a reduction in the amount of stock based compensation expense for consultants and contractors as well as a reduction in the number of contractors used during the period.

General and administrative expenses increased to $276,867 for the thirteen week period ended March 30, 2013, from $185,931 for the three months ended March 31, 2012. The expansion of the Company’s activities has led to an increase in general and administrative expenses, primarily office administration costs, travel, insurance, property taxes, and facility and equipment rental costs. At quarter end, $147,264 of expenses was reclassified to production costs.

Interest expenses increased to $311,525 for the thirteen week period ended March 30, 2013, from $Nil for the three months ended March 31, 2012. Interest expense is attributable to the semi-annual interest payment on the convertible debenture interest.

Professional fees were $253,436 for the thirteen week period ended March 30, 2013, compared to $137,555 for the three months ended March 31, 2012. The primary cause for the increase was fees related to the Company’s preparation for listing on a more senior exchange, and the fees involved in the completion of the 2012 year-end audit.

Production costs were $730,902 for the thirteen week period ended March 30, 2013, compared to $Nil for the three months ended March 31, 2012. The reason for the increase is due commencement of production at January 1, 2013. Certain indirect expenses have been reclassified to production costs at the end of the quarter.

Research and development costs were $56,270 for the thirteen week period ended March 30, 2013, compared to $138,436 for the three months ended March 31, 2012. Increased amounts of CRAiLAR® fiber have been produced for testing purposes for our development partners and the cost of that fiber has been expensed to research and development. Additionally, some costs associated with scaling up the facility were charged to development expenses. At quarter end, $55,433 of expenses was reclassified to production costs.

Salaries and benefits expenses decreased to $878,332 for the for the thirteen week period ended March 30, 2013, compared to $1,108,273 for the three months ended March 31, 2012. As at quarter end, there was a reclassification of salaries and benefits expenses to production costs in the amount of $286,451. Therefore, there was an overall increase which was caused by an increase in employee line workers and technicians as the company prepared for commercialization.

During the thirteen week period ended March 30, 2013, the Company wrote down the value of its raw flax fiber feedstock and decorticated fiber inventory to a lower net realizable value due to the expected decortication yield rate that was experienced during production.

Net Loss

Our net loss during the thirteen week period ended March 30, 2013, was ($3,230,270 or $0.08 per share) compared to ($2,788,967 or $0.07 per share) during the three months ended March 31, 2012. The increase in loss each year over the past two years was due to an increase in activity in all aspects of the Company’s operations and administration. The increase in loss was due primary to an increase in advertising and promotion, amortization and depreciation expense, general and administrative expense, interest, professional fees, and production costs as well as a loss from the impaired inventory.

For the thirteen week period ended March 30, 2013, the weighted average number of shares outstanding was 43,029,135 compared to 42,028,271 as at March 31, 2012.

Liquidity and Capital Resources

	March 30, 2013	December 31, 2012
Cash and cash equivalents	$2,947,499	$2,877,210
Working capital	$3,014,730	$2,585,862
Total assets	$22,201,864	$20,328,540
Total liabilities	$17,583,809	$13,426,339
Shareholders Equity	$4,618,055	$6,902,201

Historically, the Company has been reliant on equity financings from the sale of its common shares, and more recently from the sale of convertible debentures, to fund its operations. In February 2013 the Company completed an additional convertible debt financing for net proceeds of $4,231,276. The Company expects to fund future operations and expansion through bank debt, government loan programs, partner financing, lease programs and equity financings. Initial stages of commercialization have commenced through previous financings, however, future phases of commercialization will be dependent on the financings described above.

As at March 30, 2013, total assets were $22,201,864, consisting of:

  $2,947,499 in cash and cash equivalents;

  $53,720 in accounts receivable;

  $2,614,426 in inventory;

  $218,394 in prepaid expenses and other;

  $1,420,725 in deferred debenture issuance costs;

  $14,864,483 in property and equipment; and

  $82,617 in intangible assets.

As at March 30, 2013, total liabilities were $17,583,809 and were comprised of:

  $1,660,259 in accounts payable;

  $744,994 in accrued liabilities;

  $414,056 in derivative liabilities; and

  $14,764,500 in convertible debenture.

Stockholders’ Equity decreased by $2,284,146 from $6,902,201 at March 31, 2012, to $4,618,055 at March 30, 2013.

Cash Flows from Operating Activities

The cash flows used in operations of continuing operations for the thirteen week period ended March 30, 2013, were ($2,654,356) compared with ($1,302,751). Cash flows used in operations for the thirteen week period ended March 30, 2013 consisted primarily of a net loss of ($3,230,270) from continuing operations, offset by certain items, amortization & depreciation of $293,691 (2012 – $50,372); interest $85,531 (2012 - $Nil); rent $36,519 (2012 - $Nil); stock based compensation of $555,273 (2012 - $743,681); impairment of inventory of $396,377 (2012 - $Nil); gain on fair value adjustment of derivative liability ($73,979) (2012 – $892,221); an increase in accounts receivable $18,572 (2012 – $90,181); and increase in inventory of ($106,151) (2012 – ($164,876)); decrease in prepaid expenses of ($111,609) (2012 - $8,232); increase in accounts payable of $253,839 (2012 – $211,090); and a decrease in accrued liabilities of ($772,149) (2012 – ($344,685)).

Cash Flows from Investing Activities

The cash flows used in investing activities for the thirteen week period ended March 30, 2013, were ($1,897,484) compared to (2012 – ($771,680)). Cash flows used in investing activities consisted of a purchase of property and equipment totaling ($1,895,353) (2012 – ($756,227)), and the acquisition of trademarks and licenses totaling ($2,131) (2012 – ($15,453)).

Cash Flows from Financing Activities

Cash flows provided by financing activities for the thirteen week period ended March 30, 2013, totaled $4,424,149 versus $841,699 during the same period in 2012. The Company issued capital stock for proceeds of $192,873 (2012 - $841,699); convertible debentures for net proceeds of $4,713,238, (2012 - $Nil); and convertible issuance costs for convertible debenture of ($481,962) (2012 – $Nil).

Effect of Exchange Rate

The effect of exchange rates on cash resulted in an unrealized gain of $197,980 for the thirteen week period ended March 30, 2013, as compared with an unrealized gain of $58,199 in the same period of 2012.

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

Planting for the 2013 spring harvest has taken place during October and November and the Company contracted with growers approximately 3,000 acres of flax fiber in South Carolina and North Carolina. The harvesting of the Carolina crop will take place in late May and June. The Company also expects to have up to 3,000 acres under cultivation in Minnesota for harvest in the fall. For additional flax fiber, the Company also has a relationship with a European company to supply fiber to cover any shortfall in raw feedstock availability. With the experience gained from the 2012 crop the Company expects to receive higher yields from the 2013 crop as a result of improved planting and harvesting techniques.

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

With the proceeds of our financing in July 2011, we installed our first fully integrated CRAiLAR® Fiber processing facility in the Florence region of South Carolina. The Company has signed a lease of an existing building in the region, for the housing of its first fully integrated decortication and enzyme treatment processing facility. The installation of our full-scale decortication facility is currently underway and purchase orders plus deposits for the equipment needed to enzymatically process CRAiLAR® Fiber have been issued. The installation of the equipment in the new facility commenced during the second quarter of 2012. With the completion of the September 2012 financing the Company will complete the Phase I portion (see below) of the facility build-out along with the necessary equipment purchases for the decortication process. The decortication phase of the new facility became operational in the first quarter of 2013, and production will ramp up throughout 2013. At full capacity, the new facility will be capable of producing 400,000 pounds per week of decorticated bast fiber ready for the CRAiLAR® wet process. Feedstock in 2013 will come from the American Southeast, Minnesota and Europe.

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

The Pamplico facility will start production in two phases:

o	Phase I

In the first phase the Company will commence the mechanical separation of the bast fiber from the byproduct shive in a process called decortication. The line was commissioned in December 2012 and has been producing decorticated fiber in quarter one, 2013. CRAiLAR will then use third party manufacturers for the enzymatic process for initial CRAiLAR® sales. Using third party manufacturing for the enzyme process during Phase I allows CRAiLAR to manage its feedstock flow while simplifying its business model and building Phase II. At full capacity, the new facility will be capable of producing enough decorticated bast fiber for approximately 400,000 pounds of CRAiLAR® Fiber per week. Feedstock will come from the American Southeast and Europe. Phase I has been financed from the proceeds of previous capital market financings.

o	Phase II

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

Pamplico decorticated fiber (Phase 1) production started in the quarter with the facility encountering several malfunctions to the peripheral equipment of the main decortication machinery. The main decortication equipment has had no significant problems and the Company is confident that it will obtain its nameplate capacity. These malfunctions meant that the Company could not achieve the decorticated fiber numbers that were expected. Over the course of the quarter and as of the date of this document the Company had continued to correct these issues so that the amount of decorticated fiber produced has increased month over month. The Company expects to have successfully dealt with these issues by the completion of the second quarter in 2013.

The facility in Pamplico is large enough, and the product flow layout so designed, that we can easily expand its capacity (to 400,000 lbs. per week) by adding equipment without the need for large additional build-out costs. The Company’s current plans are to expand this facility in 2014.

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

Company expansion will take place at a rate that can be realistically managed from available logistical, agronomic, and financial and management resources.

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

MATERIAL COMMITMENTS

Debentures

On September 20, 2012, the Company completed the offering of $10,051,261 ($10,000,000 CDN) worth of convertible debentures (the “Notes”). The Notes bear interest at a rate of 10% per year, payable semi-annually on March 31 and September 30 and mature on September 20, 2017. Furthermore, an additional $4,713,238 (CDN - $5,000,000) convertible debenture was completed on February 26, 2013 with essentially the same terms as the previously mentioned offering.

The Company is committed to annual interest payments over the next five years as follows:

2013	$789,062
2014	1,487,130
2015	1,487,130
2016	1,487,130
2017	1,366,937
Total	$7,120,001

The holders of the Notes have the option to convert the Notes at a price of $2.85 (CDN$2.90) per share of Common Stock for each CDN$1,000 principal amount of Debentures at any time prior to the maturity date.

Annual Leases

The Company is committed to current annual lease payments totaling $630,408 for premises under lease. Approximate minimum lease payments over the remainder of the leases are as follows:

2013	$81,673
2014	229,560
2015	197,560
2016	197,560
2017	146,930
Total	$630,408

National Research Council Agreements

Joint Collaboration Agreement

In October 2007, the Company entered into a joint collaboration agreement with the National Research Council (NRC) to continue to develop a patentable enzyme technology for the processing of hemp fibers. The agreement was for three years and expired on May 9, 2010. On February 19, 2010, the Company signed an amendment to the agreement to extend expiry to May 9, 2012. The Company intends to continue its joint collaboration of enzyme technology with the NRC, however the research will refocus on cellulose technology for the production of lignocellulosic ethanol. The NRC is to be paid as it conducts work on the joint collaboration. There are no further costs or other off-balance sheet liabilities associated with the NRC agreement.

Over the term of the amended agreement, the Company will pay the NRC a total of $280,536 (CDN$294,822) divided into nine payments up to May 9, 2012. As of the date of this report all payments due in 2012 ($33,183) have been paid.

Technology License Agreement

On November 1, 2006, the Company entered into a technology license agreement with the NRC. The license agreement provides the Company a worldwide license to use and sublicense the NRC technology called CRAiLAR®. The Company paid an initial $20,525 (CDN $25,000) fee and will pay an ongoing royalty of 3% on sales of products derived from the CRAiLAR® process to the NRC with a minimum annual payment set at $14,750 (CDN$15,000) per year in two installments. During the thirteen weeks ended March 30, 2013, the Company paid $Nil and accrued $Nil of the minimum annual royalty.

Investor Relations Agreements

On August 9, 2012, the Company renewed an agreement for a third party firm to perform investor relations activities. The agreement term is one year with ninety days notice of termination by either party. The monthly fee is $10,000 with 70,000 stock options exercisable at $2.77 expiring August 19, 2016. The options were granted under the 2011 Option Stock Plan and were valued at $148,862 using the Black-Scholes option pricing model with the assumptions disclosed in Note 6. During February 2013 the monthly amount payable was reduced to $4,000. The third party firm will continue to provide strategic advice to Crailar Technologies Inc.

During November 2012, the Company signed a consulting agreement with a third party firm to provide strategic corporate advice and related consulting services. The agreement term is one year and calls for a monthly payment of $15,000.

On February 8, 2013, the Company retained another third party group to perform investor relations services. The monthly fee is $8,000 with 50,000 stock options exercisable at $2.30, expiring Feb 8, 2018. The options were granted under the 2011 option stock plan and were valued at $63,838 using the Black Scholes Option model with the assumptions disclosed in Note 6. The agreement term is one year with thirty days notice of termination by either party after six months from the effective date.

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

Farming and Consulting Agreements

During the previous year ended December 31, 2012, the Company signed agreements with farmers to plant and to produce flax using the seed provided by the Company. The resulting harvest of flax straw and flaw seed will be purchased by the Company at the agreed upon prices.

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

Credit risk

The risk in cash accounts is managed through the use of a major financial institution which has high credit quality as determined by the rating agencies. As at December 31, 2012, the Company does not have significant concentrations of credit exposure.

Interest rate risk

All term debt has fixed interest rates and the Company has no significant exposure to interest rate fluctuation risk.

Commodity price risk

Commodity price risk is the risk that the fair value of future cash flows will fluctuate because of changes in the market prices of commodities. The Company is exposed to commodity price risk as it purchases flax seed in the production of fiber. The Company does not currently enter into futures contracts or otherwise hedge its exposure to commodity price risk.

Item 4.              Controls and Procedures

Disclosure Controls and Procedures

Kenneth Barker, our Chief Executive Officer, and Theodore Sanders, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective as of March 30, 2013.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future.

We have a history of operating losses, expect to continue to incur losses, may never be profitable, and must be considered to be in the development stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred net losses totaling approximately $3,230,270 for the period ended March 30, 2013 and $2,788,967 for the three month period ended March 31, 2012. As of March 30, 2013, we had accumulated deficits of $23,997,933. As at March 30, 2013 we had cash and cash equivalents of $2,947,499 and working capital of $3,014,730. Further, we do not expect positive cash flow until Q1 2014.

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

If Our Competitors Misappropriate Unpatented Proprietary Know-How and Our Trade Secrets, It May Have a Material Adverse Effect on Our Business.

The loss of or inability to enforce our trademark CRAiLAR® and other proprietary know-how, including our CRAiLAR® and CRAiLEXTM process, and trade secrets could adversely affect our business. We depend heavily on trade secrets and the design expertise of our employees. If any of our competitors copy or otherwise gains access to our trade secrets or develops similar technologies or processes independently, we would not be able to compete as effectively. The measures we take to protect our trade secrets and design expertise may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate and therefore could have an adverse effect on our business.

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

As of March 30, 2013, there were 44,435,198 shares of our common stock issued and outstanding. Further, as of March 30, 2013 there were an aggregate of 6,505,045 stock options (4,601,031 of which were vested and exercisable into 4,601,031 shares of common stock at a weighted average exercise price of $1.78 per share) and 3,156,848 share purchase warrants outstanding exercisable into 3,156,848 shares of common stock at a weighted average exercise price of $4.02 per share.

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2013, the Company issued 25,000 unregistered shares to a corporation at an issuance price of $0.95 per share upon exercise of options previously granted to such corporation in connection with an agreement pursuant to which such corporation processed Crailar fibers for the Company. The Company relied on an exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Rule 506 and/or Section 4(a)(2) thereunder.

Item 3.              Defaults upon Senior Securities

None.

Item 4.              Mine Safety Disclosures

Not applicable.

Item 5.              Other Information

Not applicable

Item 6.              Exhibits

Exhibit No.	Document
3.1	Articles of Incorporation, as amended (15)
3.2	Bylaws (1)
4.1	Convertible Debenture Indenture among Crailar Technologies Inc. and Computershare Trust Company of Canada, dated September 20, 2012 (20)
4.2	Convertible Debenture Indenture among Crailar Technologies Inc. and Computershare Trust Company of Canada, dated February 25, 2013 (18)
4.3	Form of Subscription Agreement for Secured Subordinated Convertible Debentures (18)
10.1	Collaboration Agreement dated effective May 7, 2004 between Hemptown Clothing, Inc., and the National Research Council of Canada (2)
10.2	Renewed Collaboration Agreement dated effective December 7, 2007 between Crailar Fiber Technologies Inc., and the National Research Council of Canada (2)
10.3	Amendment to the Renewed Collaboration Agreement dated effective February 19, 2010 between Naturally Advanced Technologies Inc. and the National Research Council of Canada (2)
10.4	Master Agreement for Technology Development between Alberta Research Council and Crailar Fiber Technologies dated January 1, 2007 (3)
10.5	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Meriwether Accelerators LLC dated November 27, 2007 with effective date of August 24, 2007 (4)
10.6	2006 Stock Option Plan (5)
10.7	Letter Agreement dated September 2, 2008 between Naturally Advanced Technologies Inc. and Lipper/Heilshorn & Associates, Inc. (6)
10.8	Renewal of CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Meriwether Accelerators LLC dated October 14, 2008 (7)
10.9	2008 Fixed Share Stock Option Plan (8)
10.10	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Kenneth Barker, dated for reference August 24, 2009 (10)
10.11	Service Agreement between Naturally Advanced Technologies Inc. and OrganicWorks Marketing LLC dated November 25, 2010 (10)
10.12	Equipment Lease and Location Sublease dated August 9, 2010 between Naturally Advanced Technologies Inc. and Eastern Flax of South Carolina, LLC (11)
10.13	2010 Fixed Share Option Plan (12)
10.14	Lease Agreement, dated June 30, 2011 between 0702311 BC Ltd. and Naturally Advanced Technologies Inc. (14)
10.15	Office Lease Agreement dated August 8, 2011 between Naturally Advanced Technologies Inc. and MDW Properties, LLC (14)
10.16	Lease Agreement dated July 1, 2011 between Naturally Advanced Technologies Inc. and Jessie Dale McCollough (14)
10.17	2011 Fixed Share Option Plan (13)
10.18	Supply Agreement among Crailar Technologies Inc. and Kowa Company Ltd., dated January 10, 2013 (16)
10.19	Development Agreement among Crailar Technologies Inc. and Cotswold Industries Inc., dated February 10, 2013 (17)
10.20	Senior Executive Employment Agreement between the Company and Kenneth Barker, dated April 2, 2012 (20)
10.21	Senior Executive Employment Agreement between the Company and Guy Prevost, dated April 2, 2012 (20)
10.22	Senior Executive Employment Agreement between the Company and Jason Finnis, dated April 2, 2012 (20)

10.23	Senior Executive Employment Agreement between the Company and Larisa Harrison, dated April 2, 2012 (20)
10.24	Senior Executive Employment Agreement between the Company and Jay Nalbach, dated April 24, 2012 (20)
10.25	Senior Executive Employment Agreement between the Company and Tom Robinson dated June 18, 2012 (20)
10.26	Marketing and Development Agreement among Crailar Technologies Inc. and Cone Denim LLC., dated March 11, 2013 (19)
14.1	Corporate Governance Policy (9)
14.2	Corporate Disclosure Policy (9)
14.3	Securities Trading Policy (9)
14.4	Board of Directors Charter (9)
14.5	Terms of Reference for the Chief Financial Officer (9)
14.6	Terms of Reference of Committee Chairs (9)
14.7	Audit Committee Charter (9)
14.8	Corporate Governance Committee Charter (9)
14.9	Compensation Committee Charter (9)
14.10	Disclosure Charter Policy (9)
14.11	Code of Ethics (9)
14.12	Insider Trading and Reporting Guidelines (9)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.
(1)	Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2004, as filed with the SEC on March 31, 2005.
(2)	Filed as an exhibit to our Form 8-K as filed with the SEC on March 8, 2010.
(3)	Filed as an exhibit to our Form 8-K as filed with the SEC on June 25, 2007.
(4)	Filed as an exhibit to our Form 8-K as filed with the SEC on December 21, 2007.
(5)	Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2006 as filed with the SEC Commission on March 31, 2007.
(6)	Filed as an exhibit to our Form 8-K as filed with the SEC on September 8, 2008.
(7)	Filed as an exhibit to our Form 8-K as filed with the SEC on October 28, 2008.
(8)	Filed as an exhibit to our Form S-8 as filed with the SEC on October 10, 2008.
(9)	Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2007 as filed with the SEC on April 11, 2008.
(10)	Filed as an exhibit to our Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on April 13, 2010.
(11)	Filed as an exhibit to our Form 8-K as filed with the SEC on August 12, 2010.
(12)	Filed as an exhibit to our Form 10-Q for the quarter ended September 30, 2010, as filed with the SEC on November 15, 2011.
(13)	Filed as an exhibit to our Form S-8 as filed with the SEC on February 16, 2012.
(14)	Filed as an exhibit to our Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 11, 2012.
(15)	Filed as an exhibit to our Form 8-K as filed with the SEC on November 1 2012.
(16)	Filed as an exhibit to our Form 8-K as filed with the SEC on January 16, 2013.
(17)	Filed as an exhibit to our Form 8-K as filed with the SEC on February 14, 2013.
(18)	Filed as an exhibit to our Form 8-K as filed with the SEC on February 26, 2013.
(19)	Filed as an exhibit to our Form 8-K as filed with the SEC on March 14, 2013.
(20)	Filed as an exhibit to our Form 10-K as filed with the SEC on March 18, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRAILAR TECHNOLOGIES INC.

By:	/s/ Kenneth C. Barker
Kenneth C. Barker
Chief Executive Officer and a director
Date: May 9, 2013

By:	/s/ Theodore Sanders
Theodore Sanders
Chief Financial Officer
Date: May 9, 2013