Form 10-Q
period 2013-06-29
CRAILAR TECHNOLOGIES INC
filed 2013-08-08
CIK 1210294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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
44,472,698 shares of common stock as of August 2, 2013.

CRAILAR TECHNOLOGIES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
June 29, 2013

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

CRAiLAR Technologies Inc.
(formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(In US Dollars)

	June 29, 2013	December 31, 2012
ASSETS
Current
Cash and cash equivalents	$593,855	$2,877,210
Accounts receivable	174,510	72,292
Inventory (Note 2)	2,503,525	2,904,652
Prepaid expenses and other	272,012	106,785
	3,543,902	5,960,939
Deferred Debt Issuance Costs (Note 6)	1,341,844	1,024,294
Property and Equipment, net (Notes 3)	15,171,757	13,248,688
Intangible Assets, net (Note 4)	127,780	94,619
	$20,185,283	$20,328,540

LIABILITIES
Current
Accounts payable	$2,253,301	$1,406,418
Accrued liabilities	1,054,836	1,480,624
Derivative Liability (Note 5)	6,436	488,035
	3,314,573	3,375,077
Long Term Debt (Note 6)	14,269,406	10,051,262
	17,583,979	13,426,339
STOCKHOLDERS' DEFICIT
Capital Stock (Note 7)
Authorized: 100,000,000 common shares without par value Issued and outstanding : 44,472,698 commons shares (December 31, 2012 - 44,239,198 and December 31, 2011 - 41,701,604)	32,974,780	32,616,795
Subscription receivable	(64,050)	(64,050)
Additional Paid-in Capital	7,931,511	7,061,406
Accumulated Other Comprehensive Loss	264,217	(459,036)
Deficit	(11,485,251)	(11,485,251)
Deficit accumulated in the development stage	(27,019,903)	(20,767,663)
	2,601,304	6,902,201
	$20,185,283	$20,328,540

Commitments (Note 3)
Subsequent Events (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

CRAiLAR Technologies Inc.
(formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(In US Dollars)

	Thirteen
	weeks
	ended	Thirteen weeks	Twenty-six	Twenty-six	Cumulative from
	June 29,	ended	weeks ended	weeks ended	October 1, 2009 to
	2013	June 30, 2012	June 29, 2013	June 30, 2012	June 29, 2013

Revenues	$182,376	$-	$182,376	$-	$182,376

Cost of sales	200,819	-	200,819	-	200,819

Gross profit	(18,442)	-	(18,442)	-	(18,442)

Expenses
Advertising and promotion	180,625	57,905	325,053	117,775	1,256,090
Amortization and depreciation	302,781	54,226	344,880	104,598	730,743
Consulting and contract labour (Note 7)	89,372	215,871	293,547	432,179	3,166,326
General and administrative	302,353	226,574	579,218	412,505	2,602,184
Interest	483,248	-	794,773	-	1,191,435
Facility costs	378,619	-	1,109,521	-	1,109,521
Professional fees	225,699	261,027	479,135	398,582	2,020,621
Research and development	36,686	214,669	92,955	353,105	2,344,289
Salaries and benefits (Note 7)	945,016	1,034,504	1,823,349	2,142,777	10,640,712

	2,944,399	2,064,776	5,842,431	3,961,521	25,061,921

Loss before other items	(2,962,842)	(2,064,776)	(5,860,873)	(3,961,521)	(25,080,364)

Other items:
Gain on disposal of assets (Note 3)	790		790		790
Write down of assets	-		-		(691,148)
Write down of inventory (Note 2)	(477,378)		(873,755)		(1,177,418)
Fair Value adjustment deriviative liabilities (Note 5)	407,620	623,052	481,599	(269,169)	(84,257)
Other income					1,177

Loss from continuing operations	(3,031,810)	(1,441,724)	(6,252,239)	(4,230,690)	(27,031,220)

Profit from discontinued operations					11,317

Net loss	(3,031,810)	(1,441,724)	(6,252,239)	(4,230,690)	(27,019,903)

Other comprehensive income (loss)

Exchange differences on translating to presentation currency	525,273	(23,465)	723,253	34,734

Total comprehensive loss	$(2,506,537)	$(1,465,189)	$(5,528,987)	$(4,195,956)

Loss from continuing operations per share (basic and diluted)	($0.07)	($0.03)	$($0.14)	$($0.10)

Weighted average number of common shares outstanding	44,407,621	42,542,218	44,392,374	42,285,245

The accompanying notes are an integral part of these consolidated financial statements.

CRAiLAR Technologies Inc.
(formerly Naturally Advanced Technologies Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For twenty-six week	For twenty-six	Cumulative from
	period ended June	period ended June	October 1, 2009 to
	29, 2013	30, 2012	June 29, 2013

Cash flows used in operating activities
Net loss from continuing operations	$(6,252,239)	$(4,230,690)	$(27,031,220)
Adjustments to reconcile net loss to net cash from operating activities
Amortization and depreciation	586,638	104,598	972,501
Amortization of deferred debt issuance costs (Note 6)	176,712	-	266,932
Rent	73,859	-	193,695
Stock based compensation	1,035,217	1,454,417	7,173,526
Gain on disposal of assets	(790)	-	690,358
Write down of inventory	873,755		1,177,418
Fair value adjustment of derivative liability	(481,599)	269,169	84,257
Gain on foreign exchange	-	-	(71,990)

Changes in working capital assets and liabilities
(Increase) decrease in accounts receivable	(102,218)	88,581	(97,563)
(Increase) decrease in inventory	(472,628)	(1,152,509)	(3,680,943)
(Increase) decrease in prepaid expenses	(165,227)	(2,239)	(201,887)
Increase in accounts payable	441,302	730,872	1,509,859
Decrease in accrued liabilities	(94,070)	(350,955)	650,438
Increase in due to related parties	-		56,945
Net cash used in operating activities of continuing operations	(4,381,288)	(3,088,756)	(18,307,673)

Net cash provided by discontinued operations		-	79,982
Net cash flows used in operating activities	(4,381,288)	(3,088,756)	(18,227,691)

Cash flows used in investing activities
Purchase of property and equipment	(2,492,533)	(3,463,452)	(16,131,955)
Acquisition of intangible assets	(49,545)	(19,897)	(154,414)

Net cash flows used in investing activities	(2,542,078)	(3,483,349)	(16,286,369)

Cash flows used in financing activities
Issuance of capital stock and warrants	192,876	1,001,821	22,156,857
Notes payable	-	-	(200,000)
Convertible Debenture	4,218,144		14,269,406
Deferred issuance costs for convertible debenture	(494,262)		(1,578,198)
Related parties payments	-		(1,025,960)

Net cash flows from financing activities	3,916,758	1,001,821	33,622,106

Effect of exchange rate changes on cash and cash equivalents	723,253	34,734	432,363

Increase (decrease) in cash and cash equivalents	(2,283,355)	(5,535,550)	(459,592)

Cash and cash equivalents, beginning	2,877,210	6,340,505	1,053,477

Cash and cash equivalents, ending	$593,855	$804,955	$593,855

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH FINANCING AND INVESTING ACTIVITIES:
Cash paid for interest		$277,397	$
Cash paid for income taxes	$		$
Capital stock issued as share issue costs	$		$

The accompanying notes are an integral part of these consolidated financial statements

Crailar Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 29, 2013
(Unaudited)

1.	Basis of Presentation

These unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the audited consolidated financial statements for the year ended December 31, 2012, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission. Operating results for the period ended June 29, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These interim unaudited consolidated financial statements should be read in conjunction with the information included in the Company’s Form 10-K filed on March 18, 2013 with the U.S. Securities and Exchange Commission.

Effective fiscal 2013, the Company began to report quarterly results on a 4-4-5 basis, with the quarter ending on the Saturday closest to the last day of each third month. In fiscal 2013, the Company's first quarter ended on March 30, 2013, the second quarter ended on June 29, 2013, the third quarter will end on September 28, 2013 and the fourth quarter will end on December 28, 2013.

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

The Company evaluated events occurring between, June 29, 2013, and the date financial statements were issued.

Recent accounting pronouncements with future effective dates are not expected to have an impact on the Company’s financial statements.

2.	Inventory

As at June 29, 2013, inventory consists of:

	June 29, 2013	December 31, 2012
CRAiLAR fiber	$166,750	$-
Decorticated fiber	276,977	51,504
Flax seed	1,186,390	1,172,155
Raw flax fiber feedstock	851,499	1,680,993
Others	21,909	-
	$2,503,525	$2,904,652

During the twenty-six week period ended June 29, 2013, the Company wrote off $873,755 (2012 - $Nil) of raw flax fiber feedstock and decorticated fiber to net realizable value.

Crailar Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 29, 2013
(Unaudited)

3.	Property and Equipment

				Net Book Value
		Accumulated	Net Book Value	December 31,
	Cost	Depreciation	June 29, 2013	2012
Automobiles	$58,745	$6,958	$51,787	$57,559
Computer equipment	124,888	59,112	65,777	48,398
Equipment	535,108	76,468	458,640	359,445
Equipment held for sale	70,000	-	70,000	105,045
Furniture and fixtures	62,847	34,255	28,592	29,980
Leasehold improvements	6,219,754	269,580	5,950,174	4,979,548
Production equipment	3,283,792	201,894	3,081,897	-
Production equipment in construction	5,430,868	-	5,430,868	7,606,837
Website development costs	122,820	88,798	34,022	105,045
	$15,908,823	$737,066	$15,171,757	$13,248,688

Depreciation of production equipment and leasehold improvements commenced on January 1, 2013 as the Company’s manufacturing facility started production. During the year, the Company disposed of equipment held for sale for a gain of $790.

4.	Intangible Assets

				Net Book Value
		Accumulated	Net Book Value	December 31,
	Cost	Amortization	June 29, 2013	2012
Patents	$149,646	$58,576	$91,071	$77,961
Trademarks	123,310	93,948	29,362	7,639
License fee	23,782	16,435	7,347	9,019

	$296,738	$168,958	$127,780	$94,619

5.	Derivative liabilities

Derivate liabilities consist of warrants that were originally issued in private placements which have exercise prices denominated in a currency other the Company’s functional currency. These warrants are non-cash liabilities and the Company is not required to expend any cash to settle these liabilities. The fair value of these warrants as at June 29, 2012 and December 31, 2012 are as follows:

Crailar Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 29, 2013
(Unaudited)

	Exercise	June 29, 2013	December 31, 2012
	price

275,506 warrants expiring on May 19, 2013	$1.25	$-	$257,564
533,887 warrants expiring on Oct 14, 2014	$3.45	6,436	230,471
		$6,436	$488,035

The fair value of these warrants was determined using the Black-Scholes option pricing model, using the following assumptions:

	June 29, 2013	December 31, 2012
Volatility	65%	57% - 66%
Dividend yield	-	-
Risk-free interest rate	0.36%	0.12 – 0.25%
Expected life, in years	0.84	0.38 – 1.73

6.	Long term debt

On September 20, 2012, the Company completed the offering of $10,051,262 (CDN$10,000,000) convertible debentures (the “Notes 2012”). The Notes 2012 mature on September 20, 2017. The Notes 2012 bear interest at a rate of 10% per year, payable semi-annually on March 31 and September 30, starting March 31, 2013. As at June 29, 2013, accrued interest of $240,937 (CDN$246,575) was included in accrued liabilities.

On February 26, 2013, the Company completed an offering for net proceeds of $4,218,144 (CDN$3,975,236) convertible debentures (the “Notes 2013”). The Notes 2013 mature on September 30, 2017. The Notes 2013 bear interest at a rate of 10% per year, payable semi-annually on March 31 and September 30, starting September 30, 2013. As at June 29, 2013, accrued interest of $164,640 (CDN$168,493) was included in accrued liabilities. Non-Canadian resident holders of Note 2013 will be ranked subordinately to Note 2012. Holders of Note 2013 will receive additional interest for the amount equal to the withholding taxes paid by the Company for Canadian tax purposes.

Holders of Notes 2012 and Notes 2013 have the option to convert at a price of $2.85 (CDN$2.90) per common share in the Capital of the Company at any time prior to the maturity date. The Company may redeem the Notes 2012 and Notes 2013 after September 30, 2015 provided that the market price at the time of the redemption notice is not less than 125% of the conversion price. The conversion rate is subject to standard anti-dilution provisions.

Notes 2012 and Notes 2013 are secured by a Guaranty and Security Agreement signed with the Company’s wholly-owned subsidiary, Crailar Inc. (“CI”), a Nevada incorporated company. CI provides a security interest over its assets, having an aggregate acquisition cost of no less than US$5,500,000, as security for its guarantee obligation which shall rank in priority to all other indebtedness of CI.

In accordance with Accounting Standards Codification 470-20, the Notes do not contain a beneficial conversion feature, as the fair value of the Company’s common stock on the date of issuance was less than the conversion price. All proceeds from the Notes were recorded as a debt instrument.

The Company paid a total of $481,962 (CDN$496,556) for agent commission and other expenses for Note 2013 which has been recorded as deferred debt issuance costs.

During the twenty-six week period ended June 29, 2013, the Company recorded $158,043 (CDN$154,430) as interest expenses for the amortization of the deferred issuance costs.

7.	Capital Stock

During the twenty-six week period ended June 29, 2013, the Company issued shares as follows:

	a.	A total of 196,000 shares were issued pursuant to the exercise of employee and consultants options for proceeds of $192,876.

	b.	Options totaling 191,000, with proceeds of $186,770 were exercised by the directors and officers of the Company.

Share purchase warrants outstanding as at June 29, 2013 are:

	Warrants	Weighted-Average Exercise
		Price
Warrants outstanding, December 31, 2012	3,168,212	$4.01
Warrants exercised	(37,500)	$1.25
Warrants expired	(249,370)	$1.25
Warrants outstanding, June 29, 2013	2,881,342	$4.29

The weighted average remaining contractual life of outstanding warrants at June 29, 2013, is 0.84 years.

Stock options outstanding are summarized as follows:

	Shares	Weighted-Average Exercise
		Price
Options outstanding, December 31, 2012	6,416,045	$1.77
Options granted	285,000	2.25
Options exercised	(196,000)	0.98
Options expired	(6,253)	1.91
Options outstanding, June 29, 2013	6,498,792	$1.81

Stock options outstanding at June 29, 2013, are summarized as follows:

		Weighted Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(yr)	Price	Exercisable	Price
$0.87 - $3.05	6,498,792	2.98	$1.81	4,959,418	$1.82

Crailar Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
June 29, 2013
(Unaudited)

7.	Capital Stock (cont.)

During the twenty-six week period ended June 29, 2013, 196,000 options were exercised and a total of $118,239 has been reclassified from additional paid-in capital to capital stock.

During the twenty-six week period ended June 29, 2013, the Company granted a total of 285,000, five year common stock options to employees, exercisable between $2.24 and $2.30 per share, with a fair value of $351,832. These options were granted under the terms of the Company’s amended 2011 Fixed Share Option Plan.

The fair value of options issued during the period ended June 29, 2013, was determined using the Black- Scholes option pricing model with the following assumptions:

Risk-free interest rate	0.75% to 0.90%
Volatility factor	66% to 67%
Expected life of option, in years	5
Weighted average fair value of options granted	$1.23

During the twenty-six week period ended June 29, 2013, 862,715 (2012 – 1,032,087) options vested under the Company’s amended 2011 Fixed Share Option Plan. A total expense of $1,035,217 (2012 - $1,454,417) was recorded as stock-based compensation, of this amount $897,744 (2012 - $1,318,755) was included in salaries and benefits expense and $137,473 (2012 - $135,662) was included in consulting and contract labour expense.

8.	Related Parties Transactions

During the twenty-six week period ended June 29, 2013, $754,921 (June 30, 2012 - $479,202) was incurred for remuneration to officers and directors of the Company. Of this amount, $754,921 (2012 - $479,202) was recorded as salaries and benefits expense.

9.	Subsequent Events

On July 26, 2013, the Company closed the first tranche of a subordinated convertible debenture for gross proceeds of $3,434,960 (CDN$3,535,000). These debentures will mature on July 26, 2016 and will accrue interest at a rate of 10% per year, payable semi-annually in arrears on March 31 and September 30 of each year commencing September 30, 2013. At the holder’s option, the debentures may be converted into common shares in the capital of the Company at any time up to the earlier of the maturity date and the business day immediately preceding the date specified by the Company for redemption of the debentures. The conversion price, subject to adjustment in certain circumstances, will be C$2 per share, being a conversion rate of approximately 500 shares for each $1,000 principal amount of debentures.

In addition, the Company issued 800 transferable common share purchase warrants ("Warrant") for each C$1,000 of principal amount, resulting in an aggregate of 2,828,000 Warrants, with each Warrant entitling the holder thereof to purchase one additional Share ("Warrant Share") at an exercise price of $1.25 per Warrant Share until July 26, 2016.

In connection with this financing, the Company paid finder's fees of $233,645 (CDN$240,450) in cash and 192,360 finder's warrants ("Finder's Warrant"). The Finder's Warrants have the same attributes as the Warrants.

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

RESULTS OF OPERATIONS

Thirteen-Week Period Ended June 29, 2013 Compared to Three Month Period Ended June 30, 2012

Thirteen-Week Period Ended June 29, 2013 and Three Month Period Ended June 30, 2012
	2013	2012
Revenues	$182,376	$-
Gross margin	($18,442)	$-
Loss before other items	($2,962, 842)	($2,064,776)
Net Loss	($3,031,810)	($1,441,724)
Exchange differences on translating foreign controlled entities	$525,273	($23,465)
Total comprehensive loss	($2,506,537)	($1,465,189)
Loss/share	($0.07)	($0.03)

Revenue and Gross Margins

Revenues and cost of sales consisted of:

  $182,376 (2012: $Nil), in revenues
  $200,819 (2012: $Nil), in cost of sales

Our revenues for the thirteen-week period ended June 29, 2013 were $182,376 compared with $Nil for the same period in 2012. The increase in revenues for the second quarter of 2013 reflects our first revenue quarter where we sold 139,000 pounds of CRAiLAR Flax to customers that began integrating our fiber into their supply chain.

Our gross profit (loss) was ($18,442) caused by higher production and transportation costs incurred using temporary third party production facilities as we develop company-owned and operated facilities.

Operating Expenses

During the thirteen-week period ended June 29, 2013, we recorded operating expenses of $2,944,399, compared to operating expenses of $2,064,776 for the same period in 2012.

Operating expenses consisted of:

  $180,625 (2012: $57,905) in advertising and promotion;
  $302,871 (2012: $54,226) in amortization and depreciation;
  $89,372 (2012: $215,871) in consulting and contract labour;
  $302,353 (2012: $226,574) in general and administrative;
  $483,248 (2012: $Nil) in interest;
  $378,619 (2012: $Nil) in facility costs;
  $225,699 (2012: $261,027) in professional fees;
  $36,686 (2012: $214,669) in research and development; and
  $945,016 (2012: $1,034,504) in salaries and benefits

Advertising and promotion expenses increased to $180,625 for the thirteen-week period ended June 29, 2013, from $57,905 for the same period in 2012. The increase in advertising and promotion was primarily due to an increase in sales development costs the Company incurred that were made to facilitate future revenue streams and customer relations.

Amortization and depreciation expenses increased to $302,871 for the thirteen-week period ended June 29, 2013, from $54,226 for the same period in 2012. The increase is due to the decortication equipment and leasehold improvements placed into production commencing January 1, 2013 as the facility in Pamplico started production.

Consulting and contract labor expenses decreased to $89,372 for the thirteen-week period ended June 29, 2013, from $215,871, compared to the same period in 2012 was primarily due to decrease in stock-based compensation and the reduction of consultants that were utilized during the thirteen-week period for 2013.

General and administrative expenses increased to $302,353 for the thirteen-week period ended June 29, 2013, compared to $226,574 for the same period in 2012. The increase in general and administrative expenses was primarily due to travel and office costs. Repairs and maintenance expenses are now included in this expense category where they previously were classified under research and development expense.

Interest expenses increased to $483,248 for the thirteen-week period ended June 29, 2013, compared to $Nil for the same period in 2012. The increase is directly attributable to the interest incurred on the existing convertible debentures.

Facility costs were $378,619 for the thirteen-week period ended June 29, 2013, compared to $Nil for the same period in 2012. Production did not commence until January 1, 2013 which is the reason there were no expenses in 2012.

Professional fees were $225,699 for the thirteen-week period ended June 29, 2013, compared to $261,027 for the same period in 2012. The decrease is a primarily due to a decrease in accounting fees.

Research and development costs were $36,686 for the thirteen-week period ended June 29, 2013, compared to $214,669 for the same period in 2012. The decrease is a result of the Company coming out of the development stage and into production. Furthermore, repairs and maintenance expenses were classified under this category in 2012.

Salaries and benefits expenses decreased to $945,016 for the thirteen-week period ended June 29, 2013, compared with $1,034,504 for the three month period in 2013. This decrease was caused primarily by a reduction in stock based compensation due to the fact that there were fewer stock options outstanding and exercisable as at June 29, 2013.

Net Loss

Our net loss during the thirteen-week period ended June 29, 2013, was ($3,031,810), or ($0.07) loss per share, compared to ($1,441,724), or ($0.03) loss per share, during the three month period ended June 30, 2012. During the thirteen week period ended June 29, 2013, the Company wrote down the value of its raw flax fiber feedstock and decorticated fiber inventory to a lower net realizable value by $477,378 (2012 – $Nil) due to the expected decortication yield rate that was experienced during production. There was also a gain of $407,620 (2012 – $623,052) due to the change in the value of the derivative liabilities as at June 29, 2013.

For the thirteen-week period ended June 29, 2013, the weighted average number of shares outstanding was 44,407,621 compared to 42,542,218 at June 30, 2012.

Twenty-Six Week Period Ended June 29, 2013 and Six Month Week Period Ended June 30, 2012
	2013	2012
Revenues	$182,376	$-
Gross loss	($18,442)	$-
Loss before other items	($5,860,873)	($3,961,521)
Net Loss	($6,252,239)	($4,230,690)
Exchange differences on translating foreign controlled entities	$723,253	$34,734
Total comprehensive loss	($5,528,987)	($4,195,956)
Loss/share	($0.14)	($0.10)

Revenue and Gross Margins

Our net gross loss during the twenty-six week period ended June 29, 2013, was ($18,442) compared to ($Nil) during the same period in 2012. Revenues were generated during the most recent thirteen-week period by the sale of CRAiLAR® Flax Fiber for the first time since the commencement of production.

Revenues and cost of sales consisted of:

  $182,376 (2012: $Nil), in revenues
  $200,819 (2012: $Nil), in cost of sales

Our revenues for the thirteen-week period ended June 29, 2013 were $182,376 compared with $Nil for the same period in 2012. The increase in revenues for the second quarter of 2013 reflects our first revenue quarter where we sold 139,000 pounds of CRAiLAR Flax to customers that began integrating our fiber into their supply chain.

Our gross profit (loss) was ($18,442) caused by higher production and transportation costs incurred using temporary third party production facilities as we develop company-owned and operated facilities.

Operating Expenses

During the twenty-six week period ended June 29, 2013, we recorded operating expenses of $5,842,431 compared to operating expenses of $3,961,521 for the same period in 2012. The continued increase in operating expenses reflects the growing preparation of the Company for commercialization in 2013.

Operating expenses consisted of:

  $325,053 (2012: $117,775), in advertising and promotion;
  $344,880 (2012: $104,598), in amortization and depreciation;
  $293,547 (2012: $432,179), in consulting and contract labour;

  $579,218 (2012: $412,505), in general and administrative;
  $794,773 (2012: $Nil), in interest;
  $1,109,521 (2012: $Nil), in facility costs
  $479,135 (2012: $398,582), in professional fees;
  $92,955 (2012: $353,105), in research and development;
  $1,823,349 (2012: $2,142,777), in salaries and benefits;

Advertising and promotion expenses increased to $325,053 for the twenty-six week period ended June 29, 2013, from $117,775 for the same period in 2012. The increase is due to the hiring of two new public relations consultants in the United States and Canada. Furthermore, the Company incurred additional expenses for sales development. These expenses include additional extraordinary processing costs that were incurred to further customer relations and to secure future revenue streams with its existing partners.

Amortization and depreciation expenses increased to $344,880 for the twenty-six week period ended June 29, 2013, from $104,598, for the same period in 2012. There was an overall increase of amortization expense which is due to the amortization of the decortication equipment and leasehold improvements that commenced January 1, 2013 as the facility in Pamplico started production.

Consulting and contract labor expenses decreased to $293,547 for the twenty-six week period ended June 29, 2013, from $432,179 for the same period in 2012. The decrease was due to a reduction in the amount of stock based compensation expense for consultants and contractors as well as a reduction in the number of contractors used during the period.

General and administrative expenses increased to $579,218 for the twenty-six week period ended June 29, 2013, from $412,505 for the same period in 2012. The expansion of the Company’s activities has led to an increase in general and administrative expenses, primarily office administration costs, travel, insurance, property taxes. Repairs and maintenance expenses have been classified under this expense category as a result of moving to production.

Interest expenses increased to $794,773 for the twenty-six week period ended June 29, 2013, from $Nil for the same period in 2012. Interest expense is directly attributable to the interest incurred on the existing convertible debentures.

Facility costs were $1,109,521 for the twenty-six week period ended June 29, 2013, compared to $Nil for the same period in 2012. The reason for the increase is due commencement of production at January 1, 2013.

Professional fees were $479,135 for the twenty-six week period ended June 29, 2013, compared to $398,582 for the same period in 2012. The primary cause for the increase was fees related to the Company’s preparation for listing on a more senior exchange, and the fees involved in the completion of the 2012 year-end audit.

Research and development costs were $92,955 for the twenty-six week period ended June 29, 2013, compared to $353,105 for the same period in 2012. Increased amounts of CRAiLAR® fiber have been produced for testing purposes for our development partners and the cost of that fiber has been expensed to research and development. Additionally, some costs associated with scaling up the facility were charged to development expenses.

Salaries and benefits expenses decreased to $1,823,349 for the for the twenty-six week period ended June 29, 2013, compared to $2,142,777 for the same period in 2012. The decrease is primarily due to the decrease in stock based compensation for the period.

Net Loss

Our net operational loss from continuing operations during the twenty-six week period ended June 29, 2013, was ($6,252,239), or ($0.14) loss per share, compared to ($4,230,690) or ($0.10) loss per share for the same period in 2012. The Company has continued to increase expenses for the start of the commercialization process of CRAiLAR. Specifically, the increase in loss was due to an increase in advertising and promotion expense, amortization and depreciation expense, an increase in general and administrative expense, interest expense, professional fees, facility costs, as well as a loss from the write down of impaired inventory. During the twenty six week period ended June 29, 2013, the Company wrote down the value of its raw flax fiber feedstock and decorticated fiber inventory by $873,755 (2012 - $Nil) to a lower net realizable value due to the expected decortication yield rate that was experienced during production. There was also a gain of $481,599 (2012 – ($269,169)) due to the change in the value of the derivative liabilities as at June 29, 2013.

For the twenty-six week period ended June 29, 2013, the weighted average number of shares outstanding was 44,392,374 compared to 42,285,245 as at June 30, 2012.

Liquidity and Capital Resources

	June 29, 2013	December 31, 2012
Cash and cash equivalents	$593,855	$2,877,210
Working capital	$229,329	$2,585,862
Total assets	$20,185,283	$20,328,540
Total liabilities	$17,583,979	$13,426,339
Shareholders Equity	$2,601,305	$6,902,201

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

As at June 29, 2013, total assets were $20,185,283, consisting of:

  $593,885 in cash and cash equivalents;
  $174,510 in accounts receivable;
  $2,503,525 in inventory;
  $272,012 in prepaid expenses and other;
  $1,341,844 in deferred debenture issuance costs;
  $15,171,757 in property and equipment; and
  $127,780 in intangible assets.

As at June 29, 2013, total liabilities were $17,583,979 and were comprised of:

  $2,253,301 in accounts payable;
  $1,054,836 in accrued liabilities;
  $6,436 in derivative liabilities; and
  $14,269,406 in convertible debenture.

Stockholders’ Equity decreased by $4,300,896 from $6,902,201 at December 31, 2012, to $2,601,305 at June 29, 2013.

Cash Flows from Operating Activities

The cash flows used in operations of continuing operations for the twenty-six week period ended June 29, 2013, were ($4,381,288) compared with ($3,088,756) for the same period in 2012. Cash flows used in operations for the twenty-six week period ended June 29, 2013, consisted primarily of a net loss of ($6,252,239) from continuing operations, offset by certain items, amortization & depreciation of $586,638 (2012 – $104,598); amortization of deferred debt issuance costs $176,712 (2012 - $Nil); rent $73,859 (2012 - $Nil); stock based compensation of $1,035,217 (2012 - $1,454,417); gain on disposal of assets of ($790) (2012 - $Nil); impairment of inventory of $873,755 (2012 - $Nil); fair value adjustment of derivative liability ($481,599) (2012 – $269,169); an increase in accounts receivable ($102,218) (2012 – $88,581); and increase in inventory of ($472,628) (2012 – ($1,152,509)); decrease in prepaid expenses of ($165,227) (2012 – ($2,239)); increase in accounts payable of $441,302 (2012 – $730,872); and a decrease in accrued liabilities of ($94,070) (2012 – ($350,955)).

Cash Flows from Investing Activities

The cash flows used in investing activities for the twenty-six week period ended June 29, 2013, were ($2,542,078) compared to (2012 - $3,483,349) for the same period in 2012. Cash flows used in investing activities consisted of a purchase of property and equipment totaling ($2,492,533) (2012 – ($3,463,452)), and the acquisition of intangible assets ($49,545) (2012 – ($19,897)).

Cash Flows from Financing Activities

Cash flows provided by financing activities for the twenty-six week period ended June 29, 2013, totaled $3,916,758 versus $1,001,821 during the six month period in 2012. The Company issued capital stock for proceeds of $192,876 (2012 - $1,001,821); convertible debentures for net proceeds of $4,218,144, (2012 - $Nil); and convertible issuance costs for convertible debenture of ($494,262) (2012 – $Nil).

Effect of Exchange Rate

The effect of exchange rates on cash resulted in an unrealized gain of $723,253 for the twenty-six week period ended June 29, 2013, as compared with an unrealized gain of $34,734 in the same period of 2012.

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

Plan of Operation

“With CRAiLAR®, we have seen fibers grown by sunlight and rainfall perform better than those engineered in a laboratory. At CRAiLAR, we employ environmentally sustainable farming and manufacturing practices because they yield a superior fiber, utilize fewer resources, and prove that the path forward begins with a return to nature.”

Partnerships and Industry Expertise

The Company has identified South and North Carolina as an ideal region for growing winter flax crops and is testing Minnesota for growing summer flax.

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

We entered into a sub-lease of a low volume decortication facility located in Kingstree, South Carolina, in early August of 2010. The facility was originally established under a USDA flax initiative. The equipment in this facility is designed to mechanically separate the flax fiber from the rest of the plant. This stage is called decortication. This is the first step of our process before it goes through our patented CRAiLAR® wet process. We have used this facility to prove the viability of flax farming in this region, perfect our decortication process and to commence early volumes of CRAiLAR® fiber to our commercial partners. We have extended the original lease until December 31, 2013, and plan to use the facility for flax cleaning and storage purposes. The Company plans to decommission the facility during December 2013 at a minimum expense.

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

Agronomics Plan - USDA

In order to further develop our agronomic know-how and our ability to produce fiber capable of being spun into finer-gauge yarns suitable for undergarments, shirting and finer-knit garments CRAiLAR entered into growing trials with Hanesbrands and the USDA-ARS in January of 2012. These trials were designed to enable us to move to an unprecedented level of flax-fiber refinement by allowing us to develop flax strains capable of accessing all sectors of the industry. The research project has resulted in test acres of flax being planted in the Kingstree region the past two winters. Flax grown in South and North Carolina is typically harvested in May and the is left to dew ret in the fields before being baled for entering the CRAiLAR® process. Growers typically are able to plant summer crops, such as soybeans, in time for a full summer season proving the viability of flax as a winter rotation crop in the South East. We have also identified other suitable North American growing regions, such as Minnesota and Maine, and have planted test plots in Alabama and Georgia.

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

Planting for the 2013 spring harvest has taken place during October and November and the Company contracted with growers approximately 3,000 acres of flax fiber in South Carolina and North Carolina. The harvesting of the Carolina crop took place in late June and July. The Company also expects to have up to 3,000 acres under cultivation in Minnesota for harvest in the fall. For additional flax fiber, the Company also has a relationship with a European company to supply fiber to cover any shortfall in raw feedstock availability. With the experience gained from the 2012 crop the Company expects to receive higher yields from the 2013 crop as a result of improved planting and harvesting techniques.

In the fall of 2012 the Company undertook further flax trials with the USDA-ARS and the Pee-Dee REC on the suitability of various flax varietals and crop disease prevention. The results of these trials will be available to the Company in 2013.

The Company has initiated the necessary steps to obtain approval under the Federal Crop Insurance Act for crop insurance for growers.

CRAiLAR is expanding its agronomic focus to include multiple North American and International growing regions. Expansion of the growing region will mitigate climate risk and large expenditures associated with harvest. In the summer 2012, CRAiLAR contracted 770 acres of flax to be grown in Canada for the purpose of seed multiplication. For the summer of 2013, CRAiLAR plans to use the flax planted in Minnesota for seed multiplication and potentially for fiber feedstock. The seed produced from this harvest is expected to provide enough seed to plant approximately 20,000 acres of flax to be used as raw feedstock for the CRAiLAR® process.

Production Plan

One of the keys to the successful adoption of CRAiLAR® into the mainstream textile market is the scale up of our in-house production capabilities.

With the proceeds of our financing in July 2012, we began installing Phase I of our first fully integrated CRAiLAR® Fiber processing facility in the Florence region of South Carolina. The Company has signed a lease of an existing building in the region, for the housing of its first fully integrated decortication and enzyme treatment processing facility. The installation of our full-scale decortication facility is currently underway and purchase orders plus deposits for some of the equipment needed to enzymatically process CRAiLAR® Fiber have been issued. The installation of the equipment in the new facility commenced during the second quarter of 2012. With the completion of the September 2012 financing the Company will complete the Phase I portion (see below) of the facility build-out along with the necessary equipment purchases for the decortication process. The Company the decortication phase of the new facility became operational in the first quarter of 2013, and will ramp up production throughout 2013. At full capacity, the new facility will be capable of producing 400,000 pounds per week of decorticated bast fiber ready for the CRAiLAR® wet process. Feedstock in 2013 will come from the North America and Europe.

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

The Company believes that outsourced manufacturing allows for earlier introduction of CRAiLAR Flax into our customers’ supply chain until an integrated facility is operational.

The Pamplico facility will start production in two phases:

o	Phase I

In the first phase the Company will commence the mechanical separation of the bast fiber from the byproduct shive in a process called decortication. The line was commissioned in December 2012 and has been producing decorticated fiber in quarter one, 2013. CRAiLAR will then use third party manufacturers for the enzymatic process for initial CRAiLAR® sales. Using third party manufacturing for the enzyme process during Phase I allows CRAiLAR to manage its feedstock flow while simplifying its business model and building Phase II. At full capacity, the new facility will be capable of producing enough decorticated bast fiber for approximately 400,000 pounds of CRAiLAR® Fiber per week. Feedstock will come from the North America and Europe. Phase I has been financed from the proceeds of previous capital market financings.

o	Phase II

In the first or second quarter of 2014, the Company plans to complete its own wet processing facility. Once commissioned, this will provide an additional 600,000 lbs. per week of CRAiLAR® capacity to the 400,000 lbs. from third party manufacturers. Decorticated fiber for the additional capacity will come from the Company’s Pamplico decortication facility and European decorticated fiber. With the installation of the enzymatic wet processing facility the Company will have a fully integrated decortication/wet facility at its Pamplico location.

Phase II will have an approximate initial cost of $19 million and will create an additional 30 – 40 jobs as production comes on-line. Included in the estimate for the initial cost is the equipment necessary for Phase II with an approximate cost of $8.4 million, of which $5.2 million has already been paid. The company plans to pay for the remainder of Phase II through bank financing, customer funding and or the sale of equity.

Pamplico decorticated fiber (Phase 1) production continued in shakedown mode to optimize throughput and yield. The facility encountered issues with peripheral equipment attached to the main decortication machinery which the Company continues to fix. These malfunctions meant that the Company could not achieve the decortication equipment’s nameplate capacity as expected. Over the course of the quarter and as of the date of this document the Company has made progress addressing these issues and machine uptime has improved.

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

Production Model

Commercialization Partners: GP, Brilliant Global, HBI
Planting
Harvesting
Decortication
CRAiLAR® Process

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

MATERIAL COMMITMENTS

Debentures

On September 20, 2012, the Company completed the offering of $10,051,261 ($10,000,000 CDN) worth of convertible debentures (the “Notes”). The Notes bear interest at a rate of 10% per year, payable semi-annually on March 31st and September 30th and mature on September 20, 2017. The holders of the Notes have the option to convert the Notes at a price of $2.90 per Common Stock for each $1,000 principal amount of Debentures at any time prior to the maturity date. On February 26, 2013, the Company completed another offering of $4,713,238 (CDN - $5,000,000) convertible debenture with essentially the same terms as the previously mentioned offering. Furthermore, on July 26, 2013 the Company completed a third offering of $3,434,960 (CDN - $3,535,000) convertible debenture with an interest rate of 10% payable semi-annually on March 31st and September 30th and matures on July 26, 2016. The holders of the Notes have the option to convert the Notes at a price of $2.00 per Common Stock for each $1,000 principal amount of Debentures at any time prior to the maturity date. The holders of the Notes will also receive 800 share purchase warrants with an exercise price of $1.25 for each $1,000 principal amount of Debentures exercisable at any time prior to the maturity date.

The Company is committed to annual interest payments over the next five years as follows:

2013	$814,514

2014	1,535,100

2015	1,535,100

2016	1,535,100

2017	1,411,030

Total	$6,830,844

Annual Leases

The Company is committed to current annual lease payments totaling $831,905 for premises under lease. Approximate minimum lease payments over the remainder of the leases are as follows:

2013	$70,426

2014	232,983

2015	200,983

2016	200,983

2017	146,930

Total	$852,305

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

Technology License Agreement

On November 1, 2006, the Company entered into a technology license agreement with the NRC. The license agreement provides the Company a worldwide license to use and sublicense the NRC technology called CRAiLAR®. The Company paid an initial $20,525 (CDN $25,000) fee and will pay an ongoing royalty of 3% on sales of products derived from the CRAiLAR® process to the NRC with a minimum annual payment set at $14,750 (CDN$15,000) per year in two installments. During the twenty-six weeks ended June 29, 2013, the Company paid $7,440 (CDN$7,500) and accrued 7,135 (CDN$7,500) of the minimum annual royalty.

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

Item 3.              Quantitative and Qualitative Disclosures about Market Risk

Currency risk

The Company is exposed to currency risk to the extent that certain inventory and equipment is purchased from Europe in Euros. In addition, the Company has long-term debt denominated in Canadian Dollars. The Company does not currently hedge its foreign currency exposure and accordingly is at risk for foreign currency exchange fluctuations. The Company and its subsidiaries do not have significant transactions or hold significant cash denominated in currencies other than their functional currencies.

Credit risk

The risk in cash accounts is managed through the use of a major financial institution which has high credit quality as determined by the rating agencies. As at June 29, 2013, the Company does not have significant concentrations of credit exposure.

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

Item 4.              Controls and Procedures

Disclosure Controls and Procedures

Kenneth Barker, our Chief Executive Officer, and Theodore Sanders, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective as of June 29, 2013.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future.

We have a history of operating losses, expect to continue to incur losses, may never be profitable, and must be considered to be in the development stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred net losses totaling approximately $6,268,096 for the twenty-six week period ended June 29, 2013 and $4,230,690 for the twenty-six week period ended June 30, 2012. As of June 29, 2013, we had accumulated deficits of $20,185,283. As at June 29, 2013 we had cash and cash equivalents of $593,855 and working capital of $229,329. Further, we do not expect positive cash flow until Q1 2014.

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

As of June 29, 2013, there were 44,472,698 shares of our common stock issued and outstanding. Further, as of June 29, 2013 there were an aggregate of 6,498,782 stock options outstanding exercisable into 6,498,782 shares of common stock at a weighted average exercise price of $1.81 per share and 2,881,342 share purchase warrants outstanding exercisable into 2,881,342 shares of common stock at a weighted average exercise price of $4.29 per share.

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

During our quarterly period ended July 29, 2013, we did not issue any unregistered sales of equity securities other than as described below.

On April 16, 2013, we issued 37,500 unregistered, restricted common shares upon the exercise of previously issued warrants at an exercise price of $1.25 per share for total proceeds of $46,875. With respect to such issuance, relied on an exemption from the registration requirements of the U.S. Securities Act provided by Rule 506 of Regulation D thereunder, based on the representations and warranties provided by the investor upon exercise of such warrants.

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

CRAILAR TECHNOLOGIES INC.

By:	/s/ Kenneth C. Barker
Kenneth C. Barker
Chief Executive Officer and a director
Date: August 8, 2013

By:	/s/ Theodore Sanders
Theodore Sanders
Chief Financial Officer
Date: August 8, 2013