Form 10-Q/A
period 2013-09-28
CRAILAR TECHNOLOGIES INC
filed 2013-11-08
CIK 1210294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment to Crailar Technologies Inc.’s quarterly report on Form 10-Q for the quarterly period ended September 28, 2013, filed with the Securities and Exchange Commission on November 7, 2013 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to provide Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.

Item 6.	Exhibits

Exhibit No.	Document
3.1	Articles of Incorporation, as amended (15)
3.2	Bylaws (1)
4.1	Convertible Debenture Indenture among Crailar Technologies Inc. and Computershare Trust Company of Canada, dated September 20, 2012 (20)
4.2	Convertible Debenture Indenture among Crailar Technologies Inc. and Computershare Trust Company of Canada, dated February 25, 2013 (18)
4.3	Form of Subscription Agreement for Secured Subordinated Convertible Debentures (18)
4.4	Convertible Debenture Indenture among Crailar Technologies Inc. and Computershare Trust Company of Canada, dated July 26, 2013 (21)
4.5	Form of Subscription Agreement for Secured Convertible Debentures (21)
4.6	Form of Warrant (21)
10.1	Collaboration Agreement dated effective May 7, 2004 between Hemptown Clothing, Inc., and the National Research Council of Canada (2)
10.2	Renewed Collaboration Agreement dated effective December 7, 2007 between Crailar Fiber Technologies Inc., and the National Research Council of Canada (2)
10.3	Amendment to the Renewed Collaboration Agreement dated effective February 19, 2010 between Naturally Advanced Technologies Inc. and the National Research Council of Canada (2)
10.4	Master Agreement for Technology Development between Alberta Research Council and Crailar Fiber Technologies dated January 1, 2007 (3)
10.5	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Meriwether Accelerators LLC dated November 27, 2007 with effective date of August 24, 2007 (4)
10.6	2006 Stock Option Plan (5)
10.7	Letter Agreement dated September 2, 2008 between Naturally Advanced Technologies Inc. and Lipper/Heilshorn & Associates, Inc. (6)
10.8	Renewal of CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Meriwether Accelerators LLC dated October 14, 2008 (7)
10.9	2008 Fixed Share Stock Option Plan (8)
10.10	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Kenneth Barker, dated for reference August 24, 2009 (10)
10.11	Service Agreement between Naturally Advanced Technologies Inc. and OrganicWorks Marketing LLC dated November 25, 2010 (10)
10.12	Equipment Lease and Location Sublease dated August 9, 2010 between Naturally Advanced Technologies Inc. and Eastern Flax of South Carolina, LLC (11)
10.13	2010 Fixed Share Option Plan (12)
10.14	Lease Agreement, dated June 30, 2011 between 0702311 BC Ltd. and Naturally Advanced Technologies Inc. (14)
10.15	Office Lease Agreement dated August 8, 2011 between Naturally Advanced Technologies Inc. and MDW Properties, LLC (14)
10.16	Lease Agreement dated July 1, 2011 between Naturally Advanced Technologies Inc. and Jessie Dale McCollough (14)
10.17	2011 Fixed Share Option Plan (13)
10.18	Supply Agreement among Crailar Technologies Inc. and Kowa Company Ltd., dated January 10, 2013 (16)
10.19	Development Agreement among Crailar Technologies Inc. and Cotswold Industries Inc., dated February 10, 2013 (17)
10.20	Senior Executive Employment Agreement between the Company and Kenneth Barker, dated April 2, 2012 (20)
10.21	Senior Executive Employment Agreement between the Company and Guy Prevost, dated April 2, 2012 (20)
10.22	Senior Executive Employment Agreement between the Company and Jason Finnis, dated April 2, 2012 (20)
10.23	Senior Executive Employment Agreement between the Company and Larisa Harrison, dated April 2, 2012 (20)
10.24	Senior Executive Employment Agreement between the Company and Jay Nalbach, dated April 24, 2012 (20)
10.25	Senior Executive Employment Agreement between the Company and Tom Robinson dated June 18, 2012 (20)
10.26	Marketing and Development Agreement among Crailar Technologies Inc. and Cone Denim LLC., dated March 11, 2013 (19)

10.27	Demand Convertible Promissory Note from Crailar Technologies Inc. to Robert Edmunds, dated October 11, 2013 (22)
14.1	Corporate Governance Policy (9)
14.2	Corporate Disclosure Policy (9)
14.3	Securities Trading Policy (9)
14.4	Board of Directors Charter (9)
14.5	Terms of Reference for the Chief Financial Officer (9)
14.6	Terms of Reference of Committee Chairs (9)
14.7	Audit Committee Charter (9)
14.8	Corporate Governance Committee Charter (9)
14.9	Compensation Committee Charter (9)
14.10	Disclosure Charter Policy (9)
14.11	Code of Ethics (9)
14.12	Insider Trading and Reporting Guidelines (9)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.
(1)	Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2004, as filed with the SEC on March 31, 2005.
(2)	Filed as an exhibit to our Form 8-K as filed with the SEC on March 8, 2010.
(3)	Filed as an exhibit to our Form 8-K as filed with the SEC on June 25, 2007.
(4)	Filed as an exhibit to our Form 8-K as filed with the SEC on December 21, 2007.
(5)	Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2006 as filed with the SEC Commission on March 31, 2007.
(6)	Filed as an exhibit to our Form 8-K as filed with the SEC on September 8, 2008.
(7)	Filed as an exhibit to our Form 8-K as filed with the SEC on October 28, 2008.
(8)	Filed as an exhibit to our Form S-8 as filed with the SEC on October 10, 2008.
(9)	Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2007 as filed with the SEC on April 11, 2008.
(10)	Filed as an exhibit to our Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on April 13, 2010.
(11)	Filed as an exhibit to our Form 8-K as filed with the SEC on August 12, 2010.
(12)	Filed as an exhibit to our Form 10-Q for the quarter ended September 30, 2010, as filed with the SEC on November 15, 2011.
(13)	Filed as an exhibit to our Form S-8 as filed with the SEC on February 16, 2012.
(14)	Filed as an exhibit to our Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 11, 2012.
(15)	Filed as an exhibit to our Form 8-K as filed with the SEC on November 1 2012.
(16)	Filed as an exhibit to our Form 8-K as filed with the SEC on January 16, 2013.
(17)	Filed as an exhibit to our Form 8-K as filed with the SEC on February 14, 2013.
(18)	Filed as an exhibit to our Form 8-K as filed with the SEC on February 26, 2013.
(19)	Filed as an exhibit to our Form 8-K as filed with the SEC on March 14, 2013.
(20)	Filed as an exhibit to our Form 10-K as filed with the SEC on March 18, 2013.
(21)	Filed as an exhibit to our Form 8-K as filed with the SEC on July 31, 2013.
(22)	Filed as an exhibit to our Form 10-Q for the quarter ended September 28, 2013, as field with the SEC on November 7, 2013.

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