Form 10-K
period 2013-12-28
CRAILAR TECHNOLOGIES INC
filed 2014-03-28
CIK 1210294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $44,399,388.

The registrant had 50,679,097 shares of common stock outstanding as of March 24, 2014.

Forward-Looking Statements

Statements made in this Form 10-K that are not historical or current facts are “forward-looking statements” as that term is defined in applicable securities laws. These statements often can be identified by the use of terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “approximate,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Effective October 31, 2012, we effected a name change to Crailar Technologies Inc. This name change was effective under the Business Corporations Act (British Columbia) as of October 31, 2012, pursuant to a Notice of Alteration that was filed with the British Columbia Registrar of Companies on October 22, 2012. The name change became effective with the TSX-V on October 31, 2012 under the stock symbol “CL” and with the OTC Bulletin Board at the opening for trading on November 1, 2012 under the stock symbol “CRLRF”. Since July 18, 2013, our shares of common stock have been quoted on the OTCQB under the symbol “CRLRF”.

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

CRAiLAR® Fiber Technologies Inc.

Our wholly owned subsidiary CRAiLAR® Fiber Technologies Inc. (“CRAiLAR®”) was incorporated under the laws of the Province of British Columbia on April 5, 2005. It was incorporated for the purpose of developing Bast Fiber Technology for uses in textiles, cellulose pulp, paper, and composites.

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

During our fiscal year ended December 31, 2009, we discontinued our apparel division in order to focus our resources on our CRAiLAR® technology, and this subsidiary has been inactive since that time.

0697872 B.C. Ltd.

Our wholly-owned subsidiary, 0697872 B.C. Ltd., was incorporated under the laws of the Province of British Columbia on June 18, 2004, and held the title to real property located in Craik, Saskatchewan. During 2008 we elected against proceeding with the intended use of the property and returned all rights to the town of Craik. This subsidiary has been inactive since that time.

Hemptown USA, Inc.

Our wholly-owned subsidiary, Hemptown USA, Inc., was incorporated under the laws of the State of Nevada on November 22, 2004, for factoring purposes so that business dealings could be accomplished daily without currency valuations and fluctuations, as well as to provide an American base inventory control to customers. With the closing of the apparel business, Hemptown USA, Inc. became inactive during 2009.

CRAiLAR Europe NV

Our wholly-owned subsidiary, CRAiLAR Europe NV, was incorporated under the laws of Belgium on February 11, 2014, in order facilitate our European operations.

Our principal offices are located at Suite 305, 4420 Chatterton Way, Victoria, British Columbia V8X 5J2, our telephone number is (250) 658-8582, and our web site address is www.crailar.com.

Overview

We are focused on bringing sustainable bast fiber-based products to market that are environmentally friendly natural fiber alternatives with equivalent or superior performance characteristics to cotton, wood or fossil-fuel based fibers. Our business operations consist primarily of the deployment and production of our natural and proprietary CRAiLAR® Flax fibers, as well CRAiLAR® processing technologies targeted at the natural yarn and textile and the cellulose pulp and composites industries.

We hold the exclusive worldwide license to the patented CRAiLAR® technologies. We believe that fibers and yarns produced with the CRAiLAR® process will be competitively priced relative to current natural and synthetic fibers and have the benefit of being environmentally responsible. The CRAiLAR® patented process effectively cleans and polishes raw bast fiber, such as flax, hemp, kenaf and jute bast fibers, into fiber substantially equivalent to ginned cotton. It is our belief that the CRAiLAR® brand has the potential to become a recognized sustainable performance brand that is valued and demanded by the market.

We believe that entering into development and supply agreements with some of the world’s largest fiber consuming companies is the best path to successful commercialization of a number of products incorporating our CRAiLAR® technologies. In execution of this strategy, we have entered into development and supply agreements with companies such as adidas AG, Georgia-Pacific, Hanesbrands Inc., IKEA, Lenzing and Levis Strauss & Co. to supply approximately 7.4 million pounds of CRAiLAR® Flax fibers in 2014 and approximately 8.5 million pounds in 2015 (when multi-year requirements are averaged to an annual amount) in order to retain their exclusive right.

Industry

With the projected increase in the global population and continued development of market economies, we expect to see a rise in the need for textile fibers worldwide. According to Gherzi, a global management consulting company focused on the textile industry, the global demand for textile fibers is expected to exceed 100 million tons by 2020.

Gherzi estimates there were 81.0 million tons of fibers produced globally in 2011 and synthetic fibers (such as polyester) accounted for 59.2% of such fibers, cotton accounted for 33.7%, cellulose-based fibers (such as viscose and rayon) accounted for 5.7% and wool accounted for 1.4% . More generally, according to Gherzi, it is estimated that the demand for textile fibers is expanding approximately 3% per year, mainly due to the following two macroeconomic trends:

  Ongoing population growth. UNESCO expects the global population to rise from its current total of approximately 7 billion to 7.7 billion people in 2020 when global demand for fibers is expected to exceed 100 million tons.
  Increase in prosperity. Increasing prosperity generates additional demand, particularly in emerging economies as they catch up with western industrialized nations.

In addition, sustainability and climate change concerns have contributed to consumers increasingly preferring products manufactured with a minimal environmental impact and use of resources.

While some of the increase in demand is likely to be filled by synthetic fibers, we believe that the consumer preference for natural fibers will continue to rise and, as societal trends to live both sustainably and naturally increase. We believe that we have a unique opportunity to fill this shortfall through the production of CRAiLAR® fiber. With mill delivered cotton priced between $0.90 and $1.00 per pound, flax is a cost-effective raw material for fiber production. We expect our fiber will be cost competitive with other fibers currently available in the fiber industry once the Company has a fully integrated production facility in operation.

The CRAiLAR Solution

We hold the exclusive worldwide license to the patented CRAiLAR® technologies. The CRAiLAR® patented technologies and processes effectively clean and polish raw bast fiber, such as flax, hemp, kenaf and jute bast fibers, into fiber substantially equivalent to ginned cotton. This solution is clean, sustainable, and environmentally responsible. Bast fiber plants grow abundantly and, when compared with cotton, require 97% less water and substantially less herbicides, fertilizers and pesticides. In April 2012, the USDA designated CRAiLAR as a 100% BioPreferred® product. CRAiLAR® Flax fibers have been recently awarded a ‘B’ classification by the MADE-BY organization. This classification certifies that the benefits of CRAiLAR® Flax far outweigh that of polyester and conventional cotton (both ranked Less Sustainable).

MADE-BY is a European not-for-profit organization with a mission to improve environmental and social conditions in the fashion industry. The organization and environmental benchmark supports brands and manufacturers in limiting the impact of its materials on the environment and advises them on sustainable alternatives. In this benchmark, the processing of a large range of materials from raw to yarn are compared in relation to emissions produced, their use of land space, pesticides, chemicals, water and energy.

The CRAiLAR® fiber technology was developed by Dr. Wing Sung and his team at the National Research Council of Canada (the “NRC”). The NRC granted to us the exclusive worldwide license to the patented technology, which currently includes two patents covering the extraction of hemp fibers and preparation of bast fibers. Under development since 2004, this technology has undergone successful final demonstration scale testing and we are now delivering CRAiLAR® Flax fiber to our customers. We anticipate that CRAiLAR® Flax fibers will generally be used in union with cotton and all other mainstream fibers, which, when blended together, should result in a much better performing fabric than cotton or other mainstream fibers alone. We continue to work with NRC on the development of enhancements to our core technologies that are covered by the NRC license. The license expires upon the expiration of the last patent claim covered by the license, which is currently in December 2029.

Products

CRAiLAR® Fiber

The CRAiLAR® fiber technology is a clean, sustainable, environmentally responsible process, which works with bast fiber feedstocks. Bast fiber plants grow abundantly generally without excessive water, herbicide, fertilizer and pesticide use. As a result, CRAiLAR® was designated as a 100% BioPreferred® product by the USDA in April 2012. In December 2013, CRAiLAR® Flax fibers were awarded a ‘B’ classification by the MADE-BY organization, alongside and equal to organic cotton and Lenzing Tencel.

Relative to existing bast fiber processing methods, the CRAiLAR® fiber enzymatic process is significantly faster, produces highly consistent results, and is environmentally low impact. The resulting CRAiLAR® fibers have characteristics that are superior to traditionally processed bast fibers for textile applications. Because the CRAiLAR® fiber enzymatic processing is very effective at cleaning bast fiber, it can be spun on traditional cotton equipment at commercially viable speeds. CRAiLAR® Flax fibers can integrate seamlessly with cotton fibers and, when blended together, results in a superior performing fabric than cotton alone. The blended fabric at 80% cotton and 20% CRAiLAR takes on many of the superior characteristics of CRAiLAR® Flax fibers, including enhanced moisture management and comfort, durability, superior dye uptake and garment shrinkage reduction.

CRAiLAR® Shive and Seed Products

We are already in the process of investigating by-product opportunities utilizing seed and shive. IKEA has confirmed shive suitably for use in particle board manufacturing for furnishings. We believe we have the potential ability to use the straw of the linseed flax crop, which is primarily cultivated for food and industrial applications. This straw would normally be discarded and/or burned following the seed harvest. Flax shive can be transformed into fuel pellets, animal bedding particle board, molded products and consumer goods packaging while the flax seed can be used for dietary supplements, linseed oil and feed for livestock. Making use of this waste by-product will only further enhance the CRAiLAR® Flax fiber sustainability rating and could increase potential revenues.

Our Competitive Strengths

We believe that the following strengths differentiate our company and create the foundation for continued sales and profitable growth:

Product Performance. All of our fiber products are designed to deliver superior performance. In apparel, CRAiLAR® Flax fibers will generally be blended with cotton, which should result in a better performing fabric than cotton alone. The resulting fabric, blended 80 percent cotton/20 percent CRAiLAR® fibers, takes on the many characteristics of CRAiLAR® Flax fibers. Key elements include:

  A fiber with wicking characteristics greater than unblended cotton and almost as good as high performance synthetic fibers, making fabrics breathable;

  Superior dye uptake resulting in a potential ten percent dye reduction for same color specification;

  Reduced garment shrinkage of up to fifty percent from washing compared to unblended cotton; and

  Comparable feel of comfort to cotton.

Innovative Process. We offer high quality natural fibers that provide an alternative to cotton and paper pulp users. We attribute our ability to develop superior products to a number of factors, including:

  Intellectual property and patents surrounding the CRAiLAR® process and technologies;

  Close collaboration with our customers to formulate innovative and technically advanced natural fabrics; and

  The capital costs involved in building a commercial CRAiLAR® fibers processing facility have been determined to be relatively modest and we believe we can utilize existing industry equipment.

Experienced Management Team. We have a proven and experienced senior management team. Our Chief Executive Officer, Ken Barker, has been with us since 2007 and has significant experience in the apparel industry. Many of the members of our senior management team have extensive experience in the textile industry and with leading consumer brands.

Our Business Strategy

We believe that our market presence and revenues will continue to expand with the continued development of our growers and customers, allowing the CRAiLAR® brand to be recognized, similar to ingredient brand successes such as Gore-Tex® and Tencel®. We are pursuing the following several growth strategies to continue to build our business:

Further Develop Our Customer Ecosystem. We have established a strong set of relationships with other organizations in our customer ecosystem to deliver superior natural fibers to our customers. We believe these customers will enable us to increase the speed of deployment and functionality of our fibers and offer a wider range of applications to our customers. We intend to support our customers in the growth of their products, as well as increase the number of suppliers who work with our customers. We understand that in order for new initiatives to be pulled from corporate concept to market viability, support from senior management of our customers is critical. We have established relationships with large apparel and paper pulp manufacturers such as Hanesbrands and Georgia Pacific. As we expand the commercialization of our fibers, we expect our customers will successfully integrate our CRAiLAR® Flax fiber within their product categories, but are also discover benefits and enhancements that are exclusive to their developments. This allows the CRAiLAR® brand to evolve and gain greater brand recognition while servicing both the consumer and customer needs. We believe that the development of customer relationships is an important strategy and that additional relationships with consumer brands will also be important for additional branding opportunities.

Expand Penetration and Consumer Base. We intend to increase the number of consumers who buy our products by using the co-branding opportunities provided by our customers, as they communicate our sustainability and performance benefits to their consumers. We plan to further this support with grassroots marketing, social media tools and industry advertising. We believe these efforts will educate consumers about our brand and the benefits of sustainable natural fibers, creating demand for our products and, ultimately, expand our consumer base. We will continue to collaborate with our customers to formulate innovative and technically advanced fibers. We believe that our products can provide significant value to both the consumer and industrial markets. We also believe that there is a substantial opportunity for us to continue to increase the size of our customer base across a broad range of industries, given the relatively high level of performance of our products. We intend to continue to invest aggressively in our direct and indirect sales and marketing capabilities to continue to acquire new customers.

Continue Innovation and Broaden Product Offering. Our customers’ ability to deploy new products rapidly and cost-effectively will be central to our financial results. We intend to continue expanding the functionality of our products in the future. In the near term, we expect that our research and development investments will continue to be highly focused on our CRAiLAR fiber for textile applications and in high grade dissolving pulps for use in the additives, ethers and performance apparel markets. Over the longer term, we intend to continue our investment in the development of new applications that address additional market opportunities, which may include composites manufacturing, medical, dental and feminine hygiene products. By collaborating with our customers and partners in these efforts, we intend to enable our customers to increase their performance capabilities through rapid and cost-effective deployments of products incorporating our fibers.

Expand Globally. We recognize that our patented technologies have global, multi-industry applications, and represent a significant opportunity for us. We plan to expand our sales capabilities internationally by expanding our sales force and by collaborating with strategic customers and partners around the world.

Stay True to Our Values. We are a focused business with long-standing core values. We need to rapidly and positively affect the international footprint of “dirtier” fibers and processes. We continue to strive to operate in a socially responsible and environmentally sustainable manner. We believe our sustainability and performance better cultivates brand loyalty and trust with customers and helps attract consumers. We plan to work in tandem with our customers to communicate the benefits of CRAiLAR® through co-branding, ingredient call-outs, co-op marketing efforts and in-store signage.

Invest in Infrastructure and Capabilities. We invest in our people, supply chain and systems to ensure that our business is scalable and profitable. We expect to add new employees to our sales, marketing, operations and finance teams as necessary to support our growth. Additionally, we continue to invest in our systems and technology, to create a platform for growth and to increase efficiency.

Sales and Marketing

We are pursuing a pull-through marketing model, which focuses on working directly with some of the leading consumer brands in a variety of target markets, including apparel, textiles and industrial products, to develop additional products incorporating our CRAiLAR® fibers. In this regard, we plan to leverage our partners’ direct-to-consumer marketing programs to accelerate and expand the brand recognition for our proprietary fibers.

Strategic Relationships/Customer Developments

Because CRAiLAR® fibers can be an ingredient in a broad range of products, we believe that entering into development and supply agreements with large, successful consumer brands is the path to successful commercialization. We believe that these relationships will allow us to leverage the considerable branding and marketing talent of these brands to increase the power of the CRAiLAR® brand.

To grow our business and our brand, we have entered into a number of development and supply agreements including, among others:

  Cone Denim LLC. On March 11, 2013, we entered into a Marketing and Development Agreement with Cone Denim LLC (“Cone”) to market and develop the use of CRAiLAR® fiber in Cone’s denim fabric line. We are working directly with Cone and its customer, Levi Strauss & Co., for the development of certain denim products using our CRAiLAR® Flax fiber. Subject to certain exceptions, CRAiLAR has agreed to not sell CRAiLAR® fiber to any other denim manufacturer through December 31, 2015 without providing Cone with a right of first refusal on any denim development opportunity. We believe our relationship with Cone and Levi Strauss should expand the demand for our fiber in the denim market.

  Cotswold Industries Inc. On February 12, 2013, we entered into a Development Agreement with Cotswold Industries Inc. (“Cotswold”). CRAiLAR and Cotswold will try to develop or create commercially viable pocketing, interlining and waist banding products containing our CRAiLAR® fibers.

  Hanesbrands Inc. In January 2011, we announced a cooperative research project with Hanesbrands Inc. and the U.S. Department of Agriculture’s Agricultural Research Service designed to cultivate and evaluate the viability of various flax strains for use in CRAiLAR® technology. In March 2011, we entered into a ten-year CRAiLAR® fiber supply agreement with Hanesbrands Inc. to commercialize our proprietary fibers. Hanesbrands may terminate the agreement with 180 days’ advance notice to us, and we can terminate the agreement beginning January 1, 2022 with 180 days’ advanced notice to Hanesbrands. During the term of the agreement, we may not supply our proprietary fibers to third parties for knit apparel applications.

  Georgia Pacific Consumer Products LLC. In September 2011, we entered into a three year CRAiLAR® fiber supply agreement with Georgia Pacific Consumer Products LLC, for the use of CRAiLAR® fiber in formed substrates for the industrial and personal care markets provided that Georgia Pacific continues to meet annual minimum purchase requirements. Georgia Pacific may automatically extend the agreement for an additional seven years by notifying us at least six months before the expiration of the initial term.

  Target Corp. In November 2011, we entered into an agreement with Target to evaluate the use of our CRAiLAR® Flax fiber in Target’s domestic textiles category beginning December 1, 2011. In connection with this agreement, Target has used our CRAiLAR® Flax fiber in certain domestic textile products, including in a drapery line. While our agreement with Target has expired, we continue to work with Target in connection with the development of certain woven and knit apparel using our CRAiLAR® fibers.

  Lenzing AG. In April 2012, we entered into a joint development agreement with Lenzing, headquartered in Austria, and one of the world’s largest suppliers of viscose, Modal and Tencel® to the apparel, non-woven and auto industries. CRAiLAR and Lenzing are jointly developing fiber solutions in the performance apparel industries for global athletic brands as well as fashion brands.

  IKEA. In December 2013, we entered into a general supply agreement and development agreement with IKEA. The general supply agreement provides exclusivity in certain domestic textile categories as long as IKEA meets specified minimum order quantities. The agreement expires on December 31, 2016 but IKEA may extend the term up to two times for 3 years each by notifying us at least six months before the expiration of the then effective term. We have received orders and have begun flax fiber production at our European production facility for IKEA.

  adidas AG. In December 2013, adidas AG took a shareholder position in CRAiLAR through their investment arm, Hydra Ventures BV. As one of the largest athletic brands in the world, adidas is a driving force in innovation and performance for athletes and fashionistas alike. CRAiLAR is working in close tandem with adidas to further their development and execution of sustainable production practices, with a goal of reducing the brand’s dependency on conventional cotton and petro-chemical fibers.

We are currently evaluating additional opportunities for multiple product development and commercialization of our proprietary CRAiLAR® technology for environmentally sustainable bast fiber processing and production. Exclusive international licensing rights allow us to protect our investment to date in the development of CRAiLAR® and while confidently moving forward in seeking appropriate development and commercialization relationships.

Plan of Operation

Production Plan

One of the keys to the successful adoption of CRAiLAR® into the mainstream textile market is the scale up of our in-house production capabilities.

In December 2013 we acquired a European fiber dyeing facility with similar equipment used to produce CRAiLAR® Flax fiber. The acquisition was made pursuant to an Asset Purchase Agreement dated November 6, 2013, which was amended and restated on December 13, 2013. The new plant allowed us to accelerate our timeline for establishing a company-controlled CRAiLAR® enzyme processing capability. Production of CRAiLAR® fibers at this facility commenced in January 2014. We believe the plant has the capacity to produce over 280,000 pounds (127 metric tons) of CRAiLAR® Flax fiber per week with space to expand the capacity to over 800,000 pounds per week. We are presently relying on a third party processor to do one step of the CRAiLAR process and have purchased the equipment for this step. Installation of this equipment and overhauling existing equipment to optimize the plant is currently underway and we expect completion by the end of Q-2 2014.

The facility was previously family owned and operated for four generations and offers access to considerable textile expertise. The facility is located in an area of flax growing excellence and offers an abundant supply of feedstock from a by-product of the linen industry. Purchasing the by-product of the linen industry has significant working capital advantages because it is bought as needed and is processed, shipped and billed shortly after receipt. This compares with straw purchased directly from farmers for approximately the same cost where a year’s supply of straw must be paid when harvested by the farmer. We have developed relationships with various European and Eastern European flax processors and brokers to purchase cleaned feedstock. We have also purchased equipment to clean the feedstock for CRAiLAR® processing that will allow us to buy partially cleaned fiber, providing access to additional sources of feedstock. We expect to have this equipment installed by the end of 2014. On an annual basis, the amount of fiber created in Europe during the linen scutching processing ranges from 80,000 to 140,000 metric tons.

We also believe that it is necessary to develop contracted acreage of flax to avoid disrupting supply and demand for by-product of the linen industry. We believe that there are opportunities to secure farm acreage dedicated to supplying our plants. This would require a decortication capability in these growing regions. Our suppliers also believe that additional farmers would be attracted to grow flax for CRAiLAR because the farming techniques are very simple and efficient compared with traditional linen flax farming techniques. Also, the retting requirements for the CRAiLAR® process are less stringent than for linen flax.

We commenced operations in Pamplico, South Carolina in January 2013. We encountered problems with the bale opening system and have suspended operations until new equipment can be built and installed. This fiber will be used for CRAiLAR® Flax in Belgium or sold into the U.S. paper market. We do not plan on planting flax in the U.S. this fall given that we have enough supply from the 2013 crop to last through the year. Also, given our focus on Europe we will have reduced operations in the U.S. unless a strategic customer will support our presence in South Carolina. Some of the assets used in Pamplico could be redeployed to other locations. We currently lease a 147,000 square foot building on 52 acres outside of Pamplico, South Carolina, which we plan to use as an integrated processing facility.

In addition to the installation of our full scale processing line, CRAiLAR continues to improve upon its patented enzymatic process thereby increasing efficiencies. In March 2012, we announced an improvement of our CRAiLAR® wet process time by 40 percent, thereby significantly increasing anticipated volume capabilities at planned facilities. The evaluation and resulting improvements were conducted internally in conjunction with research partners. The resulting changes encompass processes, as well as the utilization of industry standard equipment.

Production Model

Note on Plan of Operation

While we expect that profitable operations will be achieved in the future, there can be no assurance that revenue, margins, or profitability will increase, or be sufficient to support operations over the long term. We expect that we will need to raise additional capital to meet short and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, on a timely basis, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict business operations. We are continuing to pursue external financing alternatives to improve our working capital position and to grow the business to the greatest possible extent.

Raw Materials

Flax is the principal raw material used in the manufacture of our natural fibers products. Flax is a cost-effective raw material for fiber production because it is generally easy to grow with minimal use of herbicides and requires only regular rainfall for irrigation, which significantly reduces costs as compared to other natural fibers.

We have relationships with several European companies to supply feedstock to our European facility. The European feedstock is a linen industry waste product or fiber unsuitable for linen due to fiber length. As there are approximately 640,276 acres of flax under cultivation in Western Europe for the linen industry and a similar acreage under cultivation in Eastern Europe and Russia, we believe these regions represent a significant source of available feedstock. We have also identified other suitable Eastern European and North American growing regions should we decide to contract directly with farmers, and we have developed improved planting and harvesting techniques from our agronomic experience in North America. These techniques include improved planting and harvesting techniques in North America which should allow us to increase the yield per acre and faster and more cost effective harvesting techniques.

Seasonality

Our operating results are subject to some variability due to seasonality and other factors. Sales levels in any period are also impacted by customers’ decisions to increase or decrease their inventory levels in response to anticipated consumer demand.

Collaboration and Research Agreements

National Research Council of Canada

In October 2007, we entered into a joint collaboration agreement with the National Research Council of Canada to continue to develop a patentable enzyme technology for the processing of hemp fibers. The agreement was for three years and initially expired on May 9, 2010. On February 19, 2010, we signed an amendment to the agreement to extend the term of the agreement to May 9, 2012. While this agreement has expired, we continue to work with the NRC on certain enhancements and additions to the NRC technology and negotiations are underway to continue our joint collaboration.

De Montfort University

In 2011, we entered into a research and development agreement with De Montfort University in Leicester, United Kingdom. De Montfort’s textile division is renowned for their work on bast fibers such as flax and hemp and specializes in their textile applications. De Montfort has been working on process optimization and works closely with CRAiLAR’s wet processing partners. In addition to processing improvements, De Montfort has experience with flax and hemp agronomics and has recommended various harvesting improvements that have been implemented into our CRAiLAR® technologies.

Intellectual Property

Under the CRAiLAR® technology platform, we have secured the exclusive worldwide licensing rights to the patented intellectual property arising from our collaborative research agreements with the NRC. The NRC license covers our proprietary processes and includes a license to two patents covering the extraction of hemp fibers and preparation of bast fibers. The patents have been issued or allowed in the U.S., Canada, China, Europe and certain other jurisdictions, and are based on applications filed under the Patent Cooperation Treaty. We pay an ongoing royalty of 3% of sales of products derived from the CRAiLAR® process to the NRC with a minimum annual payment set at $14,750 (CAD$15,000) per year. Once we have reached $44,450,000 (CAD$50,000,000) in CRAiLAR® sales, the royalty percentage drops to 1.5% . The license expires upon the expiration of the last patent claim covered by the license, which is currently in December 2029, but may be terminated earlier by NRC upon our breach of the license agreement or in the event we become bankrupt or insolvent.

We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. Our primary trademark is CRAiLAR®, which is registered with the U.S. Patent and Trademark Office and in Canada. We also rely on unpatented proprietary expertise, formulations, continuing innovation and other trade secrets to develop and maintain our competitive position.

Research and Development

We have invested a considerable amount of time and effort into product research and development. Research and development costs are charged to operations as incurred. Our research and development costs for the fiscal year ended December 28, 2013, the fiscal year ended December 31, 2012 and the fiscal year ended December 31, 2011 were $355,099, $660,229 and $757,443, respectively, all of which were attributable to our CRAiLAR® and related bast fiber technology development.

Competition

There are relatively few specialty natural bast fibers producers when compared with the much larger cotton and paper pulp commodity markets. The technical demands and patented processes of CRAiLAR® differentiates us on the basis of our ability to meet the customer’s particular set of needs, rather than simply focusing only on pricing alone.

Employees

CRAiLAR had a total of 16 full-time employees and one part-time employee as of December 28, 2013 located in the United States, Canada and Europe. Employee relations are considered to be good. None of our employees are subject to a collective bargaining agreement.

Backlog

CRAiLAR does not have any order backlog as of December 28, 2013.

Properties

On June 30, 2011, we entered into a lease for our principal offices, consisting of approximately 1,571 square feet of office space in Victoria, British Columbia for a monthly basic net rent of CAD$2,749.25 (US$2,763.34 based on the exchange rate on December 31, 2012 of CAD$1.00 = US$1.0051) . The lease is for a term of three years commencing on August 1, 2011 and expires on July 31, 2014 with one renewal term of three years.

Effective August 9, 2010, we signed a ten-month sublease of a facility at 164 County Camp Road, Kingstree, South Carolina, at a rental cost of $4,400 per month. We attained the space for use as an initial scale-up flax fiber facility to conduct the decortication process of CRAiLAR® fibers. The property is housed near 300 acres of flax crops that we intend to use to conduct our flax fiber growing trials. On July 1, 2011, we signed a one year lease, through June 30, 2012, for this same property and facility for a monthly rent of $3,300. Subsequent to June 30, 2012, we agreed to continue to lease the facility for a monthly rent of $3,400 until March 31, 2014.

Effective August 15, 2011, we entered into a lease for 1,468 square feet of office space in Lake Oswego, Oregon for a monthly rent of $3,000 during the first year, $3,500 during the second year and $4,000 during the third year. This lease is for a term of three years expiring on August 14, 2014.

In March 2012, we entered into a lease for a 147,000 square foot building on 52 acres outside of Pamplico, South Carolina. We plan to use this building as an integrated processing facility. The initial term of the lease is for ten years with two additional five-year extension terms. No rent was due prior to January 1, 2014.

Commencing January 1, 2014, the annual basic rent will be $146,930 per year, increasing to $220,395 per year from June 1, 2018 to May 31, 2022.

In November 2013, in connection with the acquisition of our European production facility in Ieper, Belgium, we committed to lease the building housing the facilityPursuant to an oral agreement, the initial term of the lease commitment is ten years with the option to extend the lease for an additional ten-year term. Commencing on December 1, 2013, the annual basic rent will be $62,636 for the first year with annual rent adjustments calculated as the sum of €1,300,000 multiplied by the Belgium risk-free interest rate. After five years the building will be reappraised and the base rents will be calculated using the new appraisal value. Pursuant to the agreement, we have the option to purchase the building for its appraised value after the fifth anniversary. We are currently in the process of formalizing the foregoing oral arrangements.

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

Risks Related to Our Business

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future.

We have a history of operating losses, expect to continue to incur losses, may never be profitable, and must be considered to be in the development stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred net losses totaling approximately $15,169,933 for our fiscal year ended December 28, 2013 (“Fiscal 2013”), $9,135,360 for the year ended December 31, 2012 and $6,998,922 for the year ended December 31, 2011. As of December 28, 2013, we had accumulated deficits of $35,937,596. As at December 28, 2013 we had cash and cash equivalents of $1,193,365 and a working capital deficit of $3,426,427.

We Will Need to Raise Capital to Continue Our Operations.

Based upon our historical losses from operations, we anticipate we will require additional funding after the offering. If we cannot obtain capital through additional financings or otherwise, our ability to execute our development plans and achieve profitable operational levels will be greatly limited. Historically, we have funded our operations through the issuance of equity and convertible debentures and bank debt financing arrangements. We may not be able to obtain additional financing on favorable terms, on a timely basis, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including the demand for and market acceptance of CRAiLAR® technologies. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds on acceptable terms on a timely basis, it would have a material adverse effect upon our operations.

We May Have Insufficient Earnings Or Liquidity to Meet Our Future Debt Obligations.

We currently have outstanding convertible debentures and other debt (including a debt repayment obligation relating to our European production facility, a loan from IKEA and loans from two of our officers and a director) in the aggregate principal amount of $23,033,246. We intend to use a portion of the proceeds from this offering to repay the loans from our officers and director in the aggregate principal amount of $621,406. The maturity dates of the remaining debt and convertible debentures range from 2016 to 2017. The interest payments on our outstanding debentures and loans are expected to be $1,865,960 and $1,862,582 for 2014 and 2015, respectively. Our inability to generate cash flow sufficient to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, could materially and adversely affect our business. In addition, servicing these debt obligations will reduce the availability of our cash flow to fund working capital and capital expenditures to continue to expand our business and operations.

Our Success Is Dependent upon the Acceptance of CRAiLAR® Technology.

Our success depends upon our achieving significant market acceptance of our CRAiLAR® technology and products containing our CRAiLAR® fiber. Acceptance of our CRAiLAR® technology will depend on the success of our and our customers’ promotional and marketing efforts and ability to attract customers. If such efforts fail to develop an awareness of and demand for our CRAiLAR® technology and products, we may never be able to generate any significant future revenues. Even if awareness of our CRAiLAR® technology increases, we may not be able to timely produce enough of our fibers to meet demand.

In addition, the acceptance of our CRAiLAR® technology may be adversely affected by decreases in the price of cotton. A decrease in the price of cotton could reduce our customers’ desire for natural fiber alternatives, and thereby reduce the demand for and acceptance of our proprietary fibers, which could have a material adverse effect on our financial results.

We Are Dependent upon Third Parties to Increase the Awareness of and Demand for Our Crailar® Fibers and Technology.

We are pursuing a pull-through marketing model, which focuses on working directly with some of the leading consumer brands in a variety of target markets to develop additional products incorporating our CRAiLAR® fibers. To date, we have not spent significant funds on marketing and promotional efforts, but we expect our customers to spend a significant amount on promotion, marketing and advertising of the benefits of our fibers and their products containing such fibers in the future, which we believe will increase awareness of our products. However, we do not currently have any customer agreements which require any significant expenditures to be made by the customer specifically to promote our brand or our products. In addition, we have little control over the actions of our customers with respect to the specific products and quality and number of such products that our customers sell or market that include our CRAiLAR® fibers, or the relative mix of our fibers in such products, all of which can have an effect on the perception and acceptance of our products. If our customers do not promote and market our products in the future as we expect or their products are not well-accepted in the market or do not effectively demonstrate the benefits of our products and technologies, the acceptance of our brand and products may suffer or we may be required to incur significant additional costs for promotion and marketing, which would adversely affect our financial results and condition.

An Early Termination of the NRC License Will Have a Material Adverse Effect on Our Business.

Our CRAiLAR® technologies are based on patents and other intellectual property licensed to us from the NRC. The license agreement expires upon the expiration of the last patent claim covered by the license, which is currently in December 2029, but may be terminated earlier by the NRC upon our breach of the license agreement or in the event we become bankrupt or insolvent. An early termination of the license agreement would have an immediate and material adverse effect on our business. In addition, due to the substantial dependence of our technologies on the patents held by the NRC, our business and financial results may be adversely affected if such patents are not adequately enforced or protected.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

Our financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report that included an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern in light of our continuing net losses and anticipated future operating losses. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern is dependent upon our ability to obtain additional financings or other capital, reduce expenditures or attain further operating efficiencies and generate revenue. If adequate funds are not available to us when we need it, or we are unable to generate revenues as required, we will be required to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

A Commercial Market Must Be Found for Our By-products.

North American markets need to be found and developed for the by-products of our decortication process. Although several opportunities for the sale of our by-products are being explored, no contracts for the off take of our by-products have been signed as of the date of this annual report, and we cannot assume that we will enter into any such contracts in the future or that such development will lead to usable products.

We May Be Unable to Retain Key Employees or Management Personnel.

The loss of any of our key officers and management personnel would have an adverse impact on our future development and could impair our ability to succeed. Our performance is substantially dependent upon the expertise of our Chief Executive Officer, Mr. Kenneth Barker, and our Chief Innovation Officer, Mr. Jason Finnis, and other key management personnel and our ability to continue to hire and retain such personnel. It may be difficult to find sufficiently qualified individuals to replace Messrs. Barker and Finnis or other key management personnel, including Mr. Ted Sanders, our Chief Financial Officer and Treasurer, Mr. Jay Nalbach, our Chief Marketing Officer, and Mr. Guy Prevost, our Corporate Controller and Compliance Officer, if we lose any one or more of them. The loss of any such persons could have a material adverse effect on our business, development, financial condition, and operating results. We maintain “key person” life insurance on our senior executive officers.

Our Officers and Directors May Be Subject to Conflicts of Interest.

Certain of our officers and directors may be subject to conflicts of interest. Such conflicts include deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Certain of our directors devote part of their working time to other business endeavors, including consulting relationships with other entities, and have responsibilities to other entities. Because of these relationships, such directors may be subject to conflicts of interest. Currently, we have no policy in place to address such conflicts of interest. However, such directors have acknowledged their fiduciary duty to perform their duties in our best interest and those of our shareholders.

Government Regulation and Trade Restrictions Could Have a Negative Impact on Our Business.

Governments or special interest groups may attempt to protect existing industries through the use of duties, tariffs or public relations campaigns. These efforts may adversely affect interest in and demand for our CRAiLAR® technology.

Moreover, any negative changes to international treaties and regulations such as NAFTA and international trade agreements, and embargoes imposed by entities such as the World Trade Organization, which could result in a rise in trade quotas, duties, taxes and similar impositions or which could limit the countries from whom we can purchase component materials, or which could limit the countries where we or our customers might market and sell products created using CRAiLAR® technology, could have an adverse effect on our business.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction may be changed, applied or interpreted in a manner which will fundamentally alter our ability to carry on business. The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitability.

If Our Competitors Misappropriate Unpatented Proprietary Know-How and Our Trade Secrets, It May Have a Material Adverse Effect on Our Business.

The loss of or inability to enforce our CRAiLAR® trademark and our proprietary know-how and trade secrets could adversely affect our business. We depend heavily on trade secrets and the design expertise of our employees. If any of our competitors copy or otherwise gains access to our trade secrets or develops similar technologies or processes independently, we would not be able to compete as effectively. The measures we take to protect our trade secrets and design expertise may not be adequate to prevent their unauthorized use. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources. In addition, notwithstanding the rights we have secured in our intellectual property, other persons may bring claims against us that we have infringed on their intellectual property rights or claims that our intellectual property right interests are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate and therefore could have an adverse effect on our business and financial condition.

Currency Fluctuations May Cause Translation Gains and Losses.

A significant portion of our expenses are incurred in Canadian dollars and Euros. As a result, appreciation in the value of these currencies relative to the United States dollar could adversely affect our operating results. Foreign currency translation gains and losses arising from normal business operations are credited to or charged against other income for the period incurred. Fluctuations in the value of Canadian dollars and Euros relative to United States dollars may cause currency translation gains and losses.

We May Not Successfully Identify or Complete Future Acquisitions, Which Could Have a Material Adverse Effect on Our Business, Financial Condition, Results of Operations and Cash Flow.

We may seek to expand our business partly through acquisitions. However, if any reasonable acquisition candidates were to be identified, we cannot assure you that we will succeed in:

  completing acquisitions;
  integrating acquired operations into our existing operations; or
  expanding into new markets.

We also cannot assure you that any current or future acquisitions will not have an adverse effect on our operating results, particularly in the fiscal quarters immediately following their completion while we integrate the operations of the acquired business. The integration of newly acquired businesses or operations may prove to be more challenging, take more time than originally anticipated and result in significant additional costs and/or operational issues, all of which could adversely affect our financial condition and result of operations. Once integrated, acquired operations may not achieve levels of revenues, profitability or productivity comparable with those achieved by our existing operations, or otherwise perform as expected.

Risks Related to Our Common Stock

Sales of a Substantial Number of Shares of Our Common Stock May Result in Significant Downward Pressure on the Price of Our Common Stock and Could Affect Your Ability to Realize the Current Trading Price of Our Common Stock.

As of December 28, 2013, there were 47,806,031 shares of our common stock issued and outstanding (as of March 24, 2014, there were 50,679,097 shares of our common stock issued and outstanding). Further, as of December 28, 2013, there were outstanding options exercisable into 6,468,799 shares of common stock at a weighted average exercise price of $1.81 per share and warrants exercisable into 6,887,580 shares of common stock at a weighted average exercise price of $1.15 per share. We also completed three convertible debenture offerings of $10,051,262 (CAD$10,000,000), $4,943,642 (CAD$5,000,000) and $3,363,606 (CAD$3,535,000) on September 20, 2012 (the “2012 Notes”), February 25, 2013 (the “February 2013 Notes”) and July 26, 2013 (the “July 2013 Notes”), respectively. Holders of the 2012 Notes and the February 2013 Notes have the option to convert such notes at a price of $2.85 (CAD$2.90) per share of common stock at any time prior to September 30, 2017. Holders of the July 2013 Notes have the option to convert such notes at a price of $1.21 (CAD$1.25) per share of common stock at any time prior to July 26, 2016. Any sales in the public market of the common shares issuable upon exercise or conversion of the outstanding options and warrants, the 2012 Notes, the February 2013 Notes and the July 2013 Notes may dilute our stockholders’ ownership percentages and could result in a decrease in the market value of our equity securities.

In addition, any significant downward pressure on the price of our common stock as certain stockholders sell their shares of our common stock may encourage short sales. Any such short sales could place further downward pressure on the price of our common stock.

The Trading Price of Our Common Stock on the OTCQB Has Been and May Continue to Fluctuate Significantly and Stockholders May Have Difficulty Reselling Their Shares.

During Fiscal 2013, our common stock has traded as low as $0.36 and as high as $2.63. In addition to volatility associated with OTCQB securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

  changes in the demand for flax and other eco-friendly products;
  market acceptance of our products and the products that incorporate our CRAiLAR® fiber;
  disappointing results from our or our customers’ marketing and sales efforts;
  failure to meet our revenue or profit goals or operating budget;
  decline in demand for our common stock;
  downward revisions in securities analysts’ estimates or changes in general market conditions;
  lack of funding generated for our operations and existing debt obligations;
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

We are not authorized to issue shares of preferred stock. However, there are provisions of British Columbia law that permit a company’s board of directors, without shareholder approval, to issue shares of preferred stock with rights superior to the rights of the holders of shares of common stock. As a result, shares of preferred stock could be issued quickly and easily, adversely affecting the rights of holders of shares of common stock and could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult. Although we currently do not have any authorized preferred stock, have no plans to create authorized preferred stock, and have no present plans to issue any shares of preferred stock, any creation and issuance of preferred stock in the future could adversely affect the rights of the holders of common stock and reduce the value of the common stock.

Our Common Stock is Classified as a “Penny Stock” Under SEC Rules Which Limits the Market for Our Common Stock.

Because our stock is not traded on any national securities exchange in the U.S. and because the market price of the common stock is less than $5 per share, the common stock is classified as a “penny stock.” Our stock has never traded above $5 per share. SEC Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” This includes the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customers concerning the risk of penny stocks. Many broker-dealers decline to participate in penny stock transactions because of the extra requirements imposed on penny stock transactions. Application of the penny stock rules to our common stock reduces the market liquidity of our shares, which in turn affects the ability of holders of our common stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid.

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

On June 30, 2011, we entered into a lease for our principal offices, consisting of approximately 1,571 square feet of office space in Victoria, British Columbia for a monthly basic net rent of CAD$2,749.25 (US$2,763.34 based on the exchange rate on December 31, 2012 of CAD$1.00 = US$1.0051) . The lease is for a term of three years commencing on August 1, 2011 and expires on July 31, 2014 with one renewal term of three years.

Effective August 9, 2010, we signed a ten-month sublease of a facility at 164 County Camp Road, Kingstree, South Carolina, at a rental cost of $4,400 per month. We attained the space for use as an initial scale-up flax fiber facility to conduct the decortication process of CRAiLAR® fibers. The property is housed near 300 acres of flax crops that we intend to use to conduct our flax fiber growing trials. On July 1, 2011, we signed a one year lease, through June 30, 2012, for this same property and facility for a monthly rent of $3,300. Subsequent to June 30, 2012, we agreed to continue to lease the facility for a monthly rent of $3,400 until March 31, 2014.

Effective August 15, 2011, we entered into a lease for 1,468 square feet of office space in Lake Oswego, Oregon for a monthly rent of $3,000 during the first year, $3,500 during the second year and $4,000 during the third year. This lease is for a term of three years expiring on August 14, 2014.

In March 2012, we entered into a lease for a 147,000 square foot building on 52 acres outside of Pamplico, South Carolina. We plan to use this building as an integrated processing facility. The initial term of the lease is for ten years with two additional five-year extension terms. No rent was due prior to January 1, 2014. Commencing January 1, 2014, the annual basic rent will be $146,930 per year, increasing to $220,395 per year from June 1, 2018 to May 31, 2022.

In November 2013, in connection with the acquisition of our European production facility in Ieper, Belgium, we committed to lease the building housing the facility. Pursuant to an oral agreement, the initial term of the lease commitment is ten years with the option to extend the lease for an additional ten-year term. Commencing on December 1, 2013, the annual basic rent will be $62,636 for the first year with annual rent adjustments calculated as the sum of €1,300,000 multiplied by the Belgium risk-free interest rate. After five years the building will be reappraised and the base rents will be calculated using the new appraisal value. Pursuant to the agreement, we have the option to purchase the building for its appraised value after the fifth anniversary. We are currently in the process of formalizing the foregoing oral arrangements.

ITEM 3.	LEGAL PROCEEDINGS

Management is not aware of any material legal proceedings pending or contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Annual Report, no director, officer or affiliate is a party adverse to us in any legal proceeding, or has an adverse interest to us in any legal proceedings. Management is not aware of any other material legal proceedings pending or that have been threatened against us or our properties.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Shares of our common stock have been quoted on the OTC Bulletin Board from March 21, 2006 until July 18, 2013, when the quotation moved to the OTCQB. Our shares were quoted initially under the symbol “NADVF” (until October 31, 2012) and now under the symbol “CRLRF” (since November 1, 2012). The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the OTC Bulletin Board (until July 18, 2013) and the OTCQB (from and after July 18, 2013). These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
December 28, 2013	$0.995	$0.42
September 28, 2013	$1.27	$0.36
June 29, 2013	$2.30	$0.95
March 30, 2013	$2.63	$2.05
December 31, 2012	$2.71	$1.90
September 30, 2012	$2.75	$2.00
June 30, 2012	$3.54	$2.39
March 31, 2012	$3.58	$1.75

In addition, shares of our common stock have been listed on the TSX-V since July 8, 2008, initially under the symbol under the symbol “NAT” (until October 30, 2012) and now under the symbol “CL” (since October 31, 2012). The following table sets forth the high and low sales prices of our common stock on a quarterly basis for the periods indicated as quoted by the TSX-V.

Quarter Ended	High	Low
December 28, 2013	CAD$1.10	CAD$0.48
September 28, 2013	CAD$1.30	CAD$0.375
June 29, 2013	CAD$2.25	CAD$0.99
March 30, 2013	CAD$2.76	CAD$2.05
December 31, 2012	CAD$2.71	CAD$1.95
September 30, 2012	CAD$2.75	CAD$2.01
June 30, 2012	CAD$3.50	CAD$2.28
March 31, 2012	CAD$3.59	CAD$1.76

As of March 24, 2014, there were approximately 85 shareholders of record of our common shares as reported by our transfer agent, Computershare Investor Services Inc., which does not include shareholders whose shares are held in street or nominee names. There are no other classes of shares issued or outstanding.

Dividend Policy

No dividends have ever been declared by the Board of Directors on our common stock. Our losses do not currently indicate the ability to pay any cash dividends, and we do not indicate the intention of paying cash dividends either on our common stock in the foreseeable future.

Securities Authorized for Issuance under Compensation Plans

We have one equity compensation plan: our 2011 Fixed Share Option Plan. As described below, the 2011 Plan adopted all options outstanding under our previous stock option plans, including our 2006 Stock Option Plan (the “2006 Plan”), our 2008 Fixed Share Option Plan (the “2008 Plan”) and our 2010 Fixed Share Option Plan (the “2010 Plan”). The table set forth below presents information relating to our equity compensation plans as of December 28, 2013.

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (excluding column
Plan Category	Warrants and Rights	Warrants and Rights	(a))

	(a)	(b)	(c)

Equity Compensation Plans Approved by Security Holders (2011 Plan Stock Options, Including Stock Options Originally Granted Under 2006 Plan, 2008 Plan and 2010 Plan)	6,468,799	$1.81	399,049

Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Total	6,468,799	$1.81	399,049

2011 Fixed Share Option Plan

Effective August 9, 2011, our Board of Directors authorized and approved the adoption of our 2011 Fixed Share Option Plan (the “2011 Plan”) as of such date, under which an aggregate of 8,224,240 of our shares, representing 20% of the issued and outstanding common share capital of the Company as of August 9, 2011, may be issued. Our shareholders approved the 2011 Plan at our annual general meeting held on September 15, 2011. Our shareholders approved an amendment to the 2011 Plan at our annual general meeting held on August 8, 2012, to increase the number of common shares reserved for issuance under such plan from 8,224,240 to 8,512,976. Our shareholders approved a further amendment to the 2011 Plan at our annual general meeting held on November 6, 2013, to increase the number of common shares reserved for issuance under such plan from 8,512,976 to 8,894,539 and to remove the vesting schedule attached as Schedule “B” to the 2011 Plan. We received the required TSX-V acceptance with respect to these amendments to the 2011 Plan on January 21, 2014. As described below, all options issued under our Previous Option Plan (as defined below) are covered by our 2011 Plan.

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

Common Stock Purchase Warrants

As of December 28, 2013, there were an aggregate of 6,887,580 common stock purchase warrants issued and outstanding at a weighted average exercise price of $1.15 per share.

Recent Sales of Unregistered Securities

During our fiscal year ended December 28, 2013, we sold the following equity securities that were not registered under the Securities Act:

On December 20, 2013, we issued 3,333,333 units pursuant to a private placement to one purchaser at a price of $0.56 (CAD$0.60) per unit for total gross proceeds of $1,872,600 (CAD$2,000,000). Each unit consists of one common share and one common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one additional common share at an exercise price of $0.66 (CAD$0.70) per share for a period of five years, expiring on December 20, 2018. We relied on exemptions from registration under the Securities Act provided by Regulation S based on representations and warranties provided by the purchaser in the subscription agreement entered into between us and the purchaser. Pursuant to the subscription agreement, the purchaser received a pre-emptive right with respect to the issuance of any of our equity securities other than the issue of equity securities: (i) for compensatory purposes to our officers, employees, directors and consultants under compensation plans in existence on the date hereof; (ii) pursuant to any of our convertible securities outstanding on December 20, 2013; or (iii) as consideration for the arm’s length purchase of businesses or assets by us or our subsidiaries; whereby the purchaser shall have the right to subscribe for and purchase up to that number of equity securities necessary to maintain the purchaser’s equity ownership percentage as at the date immediately prior to the closing of such equity financing.

On July 26, 2013, we issued an aggregate of CAD$3,535,000 in convertible secured debentures having a term until July 26, 2016 or on such earlier date as the principal amount of the Debentures may become due in accordance with the provisions of the indenture for such debentures and having an interest rate of 10% per annum which shall accrue and be payable semi-annually on March 31 and September 30 in each year commencing on September 30, 2013 with the last interest payment to fall due on the maturity date. The debentures are governed and issued pursuant to the indenture entered into between us and Computershare Trust Company of Canada (the “Trustee”). The debentures are issuable only in denominations of $972 (CAD$1,000) and integral multiples thereof. The principal amount of the debentures is convertible, at the option of the holder thereof, into shares of our common stock at any time prior to the close of business on the maturity date and the close of business on the last business day immediately preceding the date specified by us for redemption of the debentures. The conversion price, subject to adjustment in certain circumstances, will be $1.94 (CAD$2.00) per share, being a conversion rate of 500 shares for each $972 (CAD$1,000) principal amount of Debentures, all subject to the terms and conditions and in the manner set forth in the indenture for such debentures. No fractional shares will be issued on any conversion but in lieu thereof, we will pay cash equal to the market price of such fractional interest determined in accordance with the indenture. The debentures will not be redeemable by us before July 26, 2015. On or after July 26, 2015 and at any time prior to the maturity date, we may, at our option, subject to providing not more than 60 and not less than 30 days’ prior notice, redeem the debentures, in whole or in part, at par plus accrued and unpaid interest. However, in the event we complete an aggregate of $19,434,000 (CAD$20,000,000) or more in any equity financing(s) between July 26, 2013 and the maturity date, we shall, subject to providing not less than 60 days prior notice to each holder of debentures, redeem the debentures in whole at par plus accrued and unpaid interest. In addition, we issued 800 transferable common share purchase warrants for each $972 (CAD$1,000) of principal amount tendered to us by the investors, resulting in an aggregate of 2,828,000 warrants, with each warrant entitling the holder thereof to purchase one additional share of common stock at an exercise price of $1.21 (CAD$1.25) per share until July 26, 2016. In connection with this private placement of debentures and warrants, we paid a finder’s fees of $138,079 (CAD$142,100) in cash and 113,680 finder’s warrants to an entity in Ontario, Canada and $95,567 (CAD$98,350) in cash and 78,680 finder’s warrants to an entity in British Columbia, Canada. The finder’s warrants have the same attributes as the warrants. We relied on exemptions from registration under the Securities Act provided by Regulation S for all investors, based on representations and warranties provided by the investors in the debentures and in their respective subscription agreements entered into between us and each investor.

On April 16, 2013, we issued 37,500 unregistered, restricted common shares upon the exercise of previously issued warrants at an exercise price of $1.25 per share for total proceeds of $46,875. With respect to such issuance, relied on an exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D thereunder, based on the representations and warranties provided by the investor upon exercise of such warrants.

On February 25, 2013, we issued an aggregate of $4,943,642 (CAD$5,000,000) in convertible secured debentures having a term until September 30, 2017 or on such earlier date as the principal amount of the debentures may become due in accordance with the provisions of the indenture for such debentures and having an interest rate of 10% per annum which shall accrue and be payable semi-annually on March 31 and September 30 in each year commencing on September 30, 2013 with the last interest payment to fall due on the Maturity Date. The debentures are governed and issued pursuant to the indenture entered into between us and Computershare Trust Company of Canada (the “Trustee”). The debentures are issuable only in denominations of $974 (CAD$1,000) and integral multiples thereof. The principal amount of the debentures is convertible, at the option of the holder thereof, into shares of our common stock at any time prior to the close of business on the maturity date and the close of business on the last business day immediately preceding the date specified by us for redemption of the debentures. The conversion price, subject to adjustment in certain circumstances, will be $2.85 (CAD$2.90) per share, being a conversion rate of approximately 344.828 shares for each $974 (CAD$1,000) principal amount of debentures, all subject to the terms and conditions and in the manner set forth in the indenture for such debentures. No fractional shares will be issued on any conversion but in lieu thereof, we will pay cash equal to the market price of such fractional interest determined in accordance with the indenture for such debentures. We relied on exemptions from registration under the Securities Act provided by Regulation S for all investors, based on representations and warranties provided by the investors in the debentures in their respective subscription agreements entered into between us and each investor.

On February 13, 2013, we issued 25,000 unregistered shares to a corporation at an issuance price of $0.95 per share upon exercise of options previously granted to such corporation in connection with an agreement pursuant to which such corporation processed CRAiLAR® fibers for us. We relied on an exemption from the registration requirements of the Securities Act provided by Rule 506 and/or Section 4(a)(2) thereunder.

ITEM 6.	SELECTED FINANCIAL DATA

Not required because we are a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this prospectus. Our consolidated financial statements are prepared in accordance with U.S. GAAP. All references to dollar amounts in this section are in U.S. dollars unless expressly stated otherwise. The matters discussed in these sections that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, statement regarding our development plans, market trends, anticipated operating expenses, capital requirements and capital resources. As such, these forward-looking statements may include words such as “plans”, “intends”, “anticipates”, “should”, “estimates”, “expects”, “believes”, “indicates”, “targeting”, “suggests”, and similar expressions. The actual results may differ from these forward-looking statements and these differences may be material.

Overview

We are focused on bringing sustainable bast fiber-based products to market that are environmentally-friendly natural fiber alternatives with equivalent or superior performance characteristics to cotton, wood or fossil-fuel based competitors. Our business operations consist primarily of the deployment and production of our natural and proprietary CRAiLAR® Flax fibers, as well as our patented CRAiLAR® processing technologies targeted at the natural yarn, textile and the cellulose pulp and composites industries. We believe that we offer two key opportunities for development (i) CRAiLAR® fiber for textiles, which is flax, hemp (or other sustainable bast fiber) available in a variety of blends, textures, colors and applications; and (ii) CRAiLAR® technologies for the processing of cellulose-based fibers in pulp and paper, and high grade dissolving pulp for use in the additives, ethers and the performance apparel industries.

Effective in Fiscal 2013, we began to report our first, second, third, and fourth quarters on a 4-4-5 basis, with each quarter ending on the Saturday closest to the last day of each third month. In Fiscal 2013, our first quarter ended on March 30, 2013, the second quarter ended on June 29, 2013, the third quarter ended on September 28, 2013 and the fourth quarter ended on December 28, 2013.

Acquisition of Production Facility

In December 2013, we acquired a European fiber dyeing facility with similar equipment used to produce CRAiLAR® Flax fiber. The acquisition was made pursuant to an Asset Purchase Agreement dated November 6, 2013, which was amended and restated on December 13, 2013. The new facility allowed us to accelerate our timeline for establishing a company-controlled CRAiLAR® enzyme processing capability. Production of CRAiLAR® fibers at this facility commenced in January 2014. We believe the facility has the capacity to produce over 280,000 pounds (127 metric tons) of CRAiLAR® Flax fiber per week with space to expand the capacity to over 800,000 pounds per week.

Debentures

On September 20, 2012, we completed the offering of $10,051,261 (CAD$10,000,000) worth of convertible debentures (the “September 2012 Debentures”), which bear interest at a rate of 10% per year, payable semi-annually on March 31st and September 30th of each year and mature on September 20, 2017. The holders of the September 2012 Debentures have the option to convert the September 2012 Debentures into shares of our common stock at a price of $2.85 (CAD$2.90) per share for each $972 (CAD$1,000) principal amount at any time prior to the maturity date. On February 25, 2013, we completed another offering of $4,943,642 (CAD$5,000,000) convertible debentures (the “February 2013 Debentures”) with essentially the same terms as the previously mentioned offering. Furthermore, on July 26, 2013 we completed a third offering of $3,363,606 (CAD$3,535,000) worth of convertible debentures (the “July 2013 Debentures”) with an interest rate of 10% payable semi-annually on March 31st and September 30th of each year, which mature on July 26, 2016. Originally, the holders of the July 2013 Debentures had the option to convert such debentures into shares of our common stock at a price of $1.94 (CAD$2.00) per share for each $972 (CAD$1,000) principal amount of debentures at any time prior to the maturity date. However, pursuant to the Amended and Restated Convertible Debenture Indenture, dated December 23, 2013, the conversion price for the July 2013 Debentures has been reduced to $1.21 (CAD$1.25) per share of common stock. The holders of the July 2013 Debentures also each received warrants to purchase 800 shares of our common stock at an exercise price of $1.21 (CAD$1.25) per share for each $972 (CAD$1,000) principal amount of July 2013 Debentures purchased, exercisable at any time prior to the maturity date of the debentures.

Discontinued Operations

During Fiscal 2009, we decided to discontinue our apparel business, which operated under the brand name “HTnaturals,” to focus on developing our bast fiber technology. The financial results of that business are reported as discontinued operations for all periods presented.

Corporate Structure and Subsidiaries

We were incorporated under the laws of British Columbia, Canada, on October 6, 1998, under the name “Hemptown Clothing Inc.” We changed our name to “Naturally Advanced Technologies Inc.” effective March 21, 2006. We further changed our name to “Crailar Technologies, Inc.” effective October 31, 2012. We have six wholly-owned subsidiaries: Crailar Inc., a Nevada corporation; Crailar Fiber Technologies Inc., a British Columbia corporation; HTnaturals Apparel Corp., a British Columbia corporation; 0697872 B.C. Ltd., a British Columbia corporation; and Hemptown USA, Inc., a Nevada corporation, and Crailar Europe NV, a Belgian corporation.

CRITICAL ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its five wholly-owned subsidiaries as of December 28, 2013: Crailar Inc., a Nevada incorporated company; Hemptown USA, Inc., a Nevada incorporated company; 0697872 B.C. Ltd., a British Columbia incorporated company; Crailar Fiber Technologies Inc., a British Columbia incorporated company, and HTNaturals Apparel Corp, a British Columbia incorporated company. All inter-company transactions and account balances have been eliminated upon consolidation.

Cash and Cash Equivalents

Cash equivalents consist of cash on deposit and term deposits with original maturities of one year or less at the time of issuance. As at December 28, 2013, the Company held $15,000 (2012 - $20,000) in cash equivalents.

Inventory

The raw flax fiber feedstock, decorticated fiber and Crailar fiber is valued at the lower of cost and market. All direct costs are capitalized to raw flax fiber inventory, decorticated fiber inventory and Crailar fiber.

Seed inventory was valued at the lower of average cost and market. Cost comprised the cost to purchase seed and/or growing cost plus any related shipping costs.

Other inventories, which consists of production consumables, are recorded at the lower of cost and replacement cost which approximates net realizable value.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring management’s estimates and assumptions are inventory costing and net realizable value, the expected future use and other impairment considerations of property and equipment, fair value of warrants, options, derivative liabilities, provision for income taxes, depreciation and financial instruments.

Property and Equipment

Property and equipment are stated at cost and are depreciated as follows:

Automobiles	20% declining balance
Computer equipment	30% declining balance
Computer software	100% declining balance
Equipment	30% declining balance
Furniture and fixtures	20% declining balance
Production Equipment	30% declining balance
Leasehold improvements	Term of lease
Website development	100% declining balance

Depreciation is claimed at one-half of the regular rate in the year of addition, no depreciation is claimed in the year of disposal.

Intangible Assets

Intangible assets are stated at cost and are amortized as follows:

Trademarks	5 year straight - line
License Fee	10 year straight - line
Patent	10 year straight – line

Revenue Recognition

Revenue is recognized when there is persuasive evidence of a sale arrangement, delivery to the customer has occurred, the fee is fixed and determinable, and collectability is considered probable.

Foreign Currency Translation

The Company’s functional currency is Canadian dollars. The Company translates its financial statements to U.S. dollars using the following method:

All assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the year-end. Revenues and expenses are translated throughout the year at the weighted average exchange rate. Exchange gains or losses from such translations are included in accumulated comprehensive income (loss), as a separate component of stockholders’ equity.

Foreign currency transaction gains and losses are included in the statement of operations and comprehensive loss.

Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes. Under the liability method, deferred income taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that potential the future tax assets will not be realized.

Comprehensive Loss

Comprehensive loss is the change in equity during a period resulting from transactions and other events, other than those changes resulting from transactions with owners in their capacity as owners.  Other comprehensive income (loss) comprises items of income and expenses that are not recognized in net loss as required or permitted by GAAP.

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

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are computed using the weighted average number of shares outstanding during the year. Common stock equivalents from stock options and warrants were excluded from the calculation of net loss per share for the years ended December 28, 2013 and December 31, 2012 as their effect is anti-dilutive.

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

Risk Management

Currency risk. The Company is exposed to currency risk to the extent that certain inventory and equipment is purchased from Europe. The purchase price for such inventory and equipment is generally in Euros. The Company does not currently hedge its foreign currency exposure, and accordingly, is at risk for foreign currency exchange fluctuations. The Company and its subsidiaries do not have significant transactions or hold significant cash denominated in currencies other than their functional currencies.

Credit risk. The risk in cash accounts is managed through the use of a major financial institution, which has high credit quality as determined by the rating agencies. As at December 28, 2013, $158,000 is due from a single customer and therefore 61% of receivables are exposed to concentration of credit risk.

Interest rate risk.  Approximately $1,026,000 of the Company’s debt bears interest at fluctuating rates.  Consequentially the Company is exposed to interest rate fluctuations.  The Company does not currently hedge its exposure to interest rate risk.

Commodity price risk.  Commodity price risk is the risk that the fair value of future cash flows will fluctuate because of changes in the market prices of commodities. The Company is exposed to commodity price risk as it purchases fiber feedstock from the flax producers in Europe. The Company purchases the short fiber waste product called “tow” and the price fluctuates based on supply. The Company has relationships with several short fiber producers and anticipates little issue in obtaining sufficient fiber for its needs. The Company does not currently enter into futures contracts or otherwise hedge its exposure to commodity price risk.

Research and Development

Research and development costs are charged to operations as incurred.

Recent Pronouncements

There are no recent pronouncements that are applicable to the Company.

RESULTS OF OPERATIONS

Fiscal Year Ended December 28, 2013 Compared to Fiscal Year Ended December 31, 2012

The table below reconciles consolidated net loss to Adjusted EBITDA for the periods presented (in thousands):

	Fifty-Two Weeks Ended
	December 28, 2013	December 31, 2012
Net Loss	$(15,170)	$(9,315)
Interest expense, net	2,059	100
Provision for income taxes	-	-
Depreciation of production property and equipment	681	-
Amortization and depreciation	175	279
EBITDA	(12,255)	(8,936)
Stock based compensation	2,005	2,398
Impairment loss on inventory	4,642	304
Write off of equipment	13	594
Rent inducement expense	152	120
Fair value adjustment derivative liabilities	(453)	98
Bargain purchase	(426)	-
Adjusted EBITDA	$(6,322)	$(5,422)

Fiscal Year Ended December 28, 2013 Compared to Fiscal Year Ended December 31, 2012

	Fifty-Two Weeks Ended
	December 28, 2013	December 31, 2012
Revenues	$587,225	$-
Cost of sales
Materials and direct production costs	470,115	-
Facility commissioning costs	1,896,822	-
Depreciation	680,839	-
Impairment loss on inventory	4,642,262	-
	7,690,038	-
Gross profit	(7,102,813)	-
Expenses:
Marketing and promotion	663,438	672,305
Amortization and depreciation	174,555	278,805
General and administrative	5,681,467	6,608,524
	6,519,459	7,559,634
Loss before other items	(13,622,272)	(7,559,634)
Other income (expense):
Gain on disposal of assets	790	-
Interest	(2,058,738)	(99,655)
Write off of equipment	(13,368)	(593,894)
Research and development	(355,099)	(660,229)
Fair value adjustment derivative liabilities	452,845	(98,285)
Impairment loss on inventory	-	303,663
Bargain purchase	425,909	-
	(1,547,661)	(1,755,726)
Net loss	(15,169,933)	(9,315,360)
Exchange differences on translating to presentation currency	1,044,337	(35,685)
Total comprehensive loss	(14,125,596)	(9,351,045)
Loss per share (basic and diluted)	$(0.34)	$(0.22)

Revenue and Gross Margins

In Fiscal 2013 our revenue consisted of Crailar fiber sales, flax seed sales, and other fiber (non-Crailar) sales at our new European processing facility and customer payments to retain product exclusivity. In Fiscal 2012 we had no revenues and no gross margin.

Our gross profit for Fiscal 2013 was ($7,102,813) reflecting $4,642,000 of feedstock inventory write-downs; $1,896,822 of plant pre-commissioning expenses; $680,839 of related plant depreciation; and $470,115 of costs directly attributable to sales. The inventory write-down of $4,642,262 includes the write-down of raw flax fiber feedstock of $2,279,887; flax seed of $1,891,217; CRAiLAR fiber of $274,297 and decorticated fiber of $196,861, to net realizable value. The write-down of raw flax fiber feedstock was because of expected reduced fiber yield from extreme weather conditions. The write-down of seeds was the result the decision not to plant during the fall of 2013 in North America and the seed was sold as lower value oil seed. The write-down of CRAiLAR fiber and decorticated fiber was a result of the cost of the fiber exceeding its market price. Pre-commissioning expenses of $1,896,822 related to the South Carolina plant incurred from mid January 2013 and ceased at the end of the third quarter. Pre-commissioning expenses that were incurred during the start-up/commissioning period include indirect wages, training, repairs and maintenance, rent, utilities, supplies, equipment rentals, and equipment calibration. Depreciation of production property and equipment during the pre-commissioning period of $680,839 was charged to cost of sales.

Operating Expenses

During Fiscal 2013, we recorded operating expenses of $6,519,459 compared to operating expenses of $7,559,634 for Fiscal 2012, a decrease of $1,040,175 or 13.8% . The primary cause of the decrease in operating expenses was the reduction in depreciation expense of the pilot scale facility and the reduction in general and administrative expense, primarily stock-based compensation and bonus expense.

Marketing and promotion expenses comprised of investor and public relation services and sales development costs decreased to $663,438 for Fiscal 2013, from $672,305 for Fiscal 2012 a decrease of $8,867 or 1%.

General and administrative (G&A) expenses decreased to $5,681,467 for Fiscal 2013, from $6,608,524 for Fiscal 2012, a decrease of $927,075 or 14%. The decrease was caused primarily by a $608,000 reduction in salaries and consultant expenses due to a decrease in stock-based compensation and fewer consultants. Also, $319,000 of expenses previously recorded in G&A is now reported as facility pre-commissioning expense in 2013. These decreases in G&A were partially offset by increased travel expenses $122,000 and professional fees $192,800 from increased business activity.

Amortization of intangible assets and depreciation of tangible assets decreased to $174,555 for Fiscal 2013 from $278,805 for Fiscal 2012 a decrease of $104,550 or 37%. Depreciation of equipment of the pilot scale facility during 2012 that was decommissioned in late 2012 was the cause of the higher depreciation in 2012.

Other Items

Interest expense increased to $2,058,738 for Fiscal 2013, compared to $99,655 for Fiscal 2012, an increase of $1,959,083, resulting from a full year’s interest on certain convertible debentures in 2013 and the issuance of $8,435,000 of additional promissory notes. Interest expense is attributable to the convertible debenture interest of $1,489,000, the amortization of the deferred debt issuance costs of $339,000, the accretion expense from the amendment of the July 26 convertible debenture of $173,000, and the accretion expense on the promissory notes conversion feature of $33,000.

Research and development costs decreased to $355,099 for Fiscal 2013, compared to $660,229 for Fiscal 2012, a decrease of $305,130 or 46%, as we transitioned from a focus on R&D to commercial production.

Write-down of equipment declined to ($13,368) in Fiscal 2013 from ($593,894) in Fiscal 2012, a decrease of $580,526 or 98%, because we wrote down ($593,894) of decortication equipment used in the pilot scale facility in Kingstree, South Carolina as it was deemed commercially unviable.

The fair value adjustment for derivative liabilities was a gain of $452,845 for Fiscal 2013, compared to a loss of ($98,285) for Fiscal 2012 reflecting a decline in the market value of our stock price.

Net Loss

Our net loss during Fiscal 2013 was $15,169,933, or $0.34 per share, compared to $9,315,360, or $0.22 per share during Fiscal 2012. The increase in net loss was primarily due to a $4,339,000 increase in raw flax fiber feedstock and seed inventory write-offs to reflect lower of cost or market and $1,959,000 of interest expense from increased borrowings.

For Fiscal 2013, the weighted average number of shares outstanding was 44,508,011 compared to 43,009,226 for Fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 28, 2013 Compared to Fiscal Year Ended December 31, 2012

	2013	2012
Cash and cash equivalents	$1,193,365	$2,877,210
Working capital	($3,426,427)	$2,585,862
Total assets	$21,489,962	$20,328,540
Total liabilities	$23,503,816	$13,426,339
Shareholders’ equity	($2,013,854)	$6,902,201

Historically, the Company has relied on equity financings from the sale of its common shares, and more recently from the sale of equity and convertible debentures, to fund its operations. On March 20, 2014 the Company completed an equity financing for proceeds of $3,143,750. On December 20, 2013, the Company completed an equity financing for proceeds of $1,872,600 (CAD$2,000,000). On December 19, 2013, but having an effective date of November 29, 2013, we entered into a loan agreement for $3,028,300 (€2,190,000, approximately CAD$3,200,000). At the end of Fiscal 2013 the Company had not drawn on the loan but as of the date of this document the Company has drawn $2,208,300 (€1,597,000), which was used for working capital and capital expenditures for the Belgium facility. In February 2013, the Company completed a convertible debt financing for proceeds of $4,943,642 (CAD$5,000,000). In July 2013, the Company completed an additional convertible debt financing for proceeds of $3,363,606 (CAD$3,535,000). In September 2012, the Company completed a convertible debt financing for proceeds of $10,051,262 (CAD$10,000,000). The Company expects to fund future operations and expansion through bank debt, government loan programs, customer financing, lease programs, and equity and debt financings and cash flow from operations.

As at December 28, 2013, total assets were $21,489,962, consisting of:

  $1,193,365 in cash and cash equivalents;
  $223,105 in accounts receivable;
  $945,040 in inventory;
  $290,872 in prepaid expenses and other;
  $1,442,023, in deferred debenture issuance costs;
  $17,240,012 in property and equipment;
  $155,545 in intangible assets.

As at December 28, 2012, total liabilities were $23,503,816 and were comprised of:

  $2,377,901 in accounts payable;
  $2,342,153 in accrued liabilities;
  $247,655 in unearned revenue
  $476,614 in notes payable;
  $634,486 in current portion of loans
  $199,131 in future income tax liability
  $551,190 in loans payable and
  $16,674,686 in convertible debentures.

Stockholders’ equity decreased by $8,916,055 from $6,902,201 at December 31, 2012, to ($2,013,854) at December 28, 2013.

Cash Flows Used in Operating Activities

The cash flows used in operating activities for Fiscal 2013 were ($8,080,507) compared with ($5,893,631) in Fiscal 2012. Cash flows used in operations for Fiscal 2013 consisted primarily of a net loss of $15,169,933, offset by the following items: accretion of expense of $127,525 (2012: $0); amortization and depreciation of $855,394 (2012: $278,805); amortization of deferred debt issuance costs of $346,789 (2012: $90,220); fair value adjustment of derivative liability of ($452,845) (2012: $98,285); gain on disposal of assets of ($790) (2012: $0); rent of $151,539 (2012: $119,836); stock-based compensation of $2,004,647 (2012: $2,397,819); write off of equipment of $13,368 (2012: $593,894); impairment of inventory of $4,642,262 (2012: $303,663); bargain purchase of ($425,909) (2012: $0); (an decrease (increase) in accounts receivable of ($86,763) (2012: $78,622); an increase in inventory of ($2,682,650) (2012: ($2,172,349)); an (increase) in prepaid expenses of ($184,087) (2012: ($59,538)); an increase in accounts payable of $971,483 (2012: $1,170,703); an increase in unearned revenue $247,655 (2012: $0); and an increase in accrued liabilities of $709,990 (2012: $521,769).

Cash Flows Used in Investing Activities

The cash flows used in investing activities for Fiscal 2013 were ($3,961,324) compared to ($10,450,213) for Fiscal 2012. Cash flows used in investing activities in Fiscal 2013 consisted of sale of equipment of $35,790 (2012: $0); acquisition of property and equipment used for decortication equipment, yard equipment, harvesting equipment and the build out of the Pamplico, South Carolina facility totaling ($3,907,808) (2012: ($10,419,945)); and the acquisition of trademarks and licenses totaling ($89,306) (2012: $(30,268)).

Cash Flows from Financing Activities

Cash flows provided by financing activities for Fiscal 2013 totaled $10,160,671 compared to $12,916,234 during Fiscal 2012. In Fiscal 2013, we issued capital stock and warrants for proceeds of $239,746 (2012: $3,948,908); promissory notes for proceeds of $621,009 (2012: $0); convertible debentures for net proceeds of $7,420,516 (2012: $8,967,326). We also received funds from a private placement for $1,879,400 (2012: $0).

Effect of Exchange Rate

The effect of exchange rates on cash resulted in an unrealized gain of $197,315 for Fiscal 2013, as compared with an unrealized loss of $($35,685) in fiscal 2012.

MATERIAL COMMITMENTS

Debt Offerings

We completed the following three convertible debt offerings in 2012 and 2013: (i) we sold the September 2012 Debentures with proceeds of $10,051,262 (CAD$10,000,000) on September 20, 2012; (ii) we sold the February 2013 Debentures with proceeds of $4,943,642 (CAD$5,000,000) on February 25, 2013; and (iii) we sold the July 2013 Debentures with proceeds of $3,363,606 (CAD$3,535,000) on July 26, 2013. The September 2012 Debentures mature on September 30, 2017 and bear interest at a rate of 10% per year, payable semi-annually on March 31 and September 30 of each year, starting March 31, 2013. The February 2013 Debentures mature on September 30, 2017 and bear interest at a rate of 10% per year, payable semi-annually on March 31 and September 30 of each year, starting on September 30, 2013. The February 2013 Debentures are ranked subordinate to the September 2012 Debentures. Non-Canadian resident holders of the

February 2013 Debentures will receive additional interest for the amount of the withholding taxes paid by us for Canadian tax purposes. The July 2013 Debentures mature on July 26, 2016 and bear interest at a rate of 10% per year, payable semi-annually on March 31 and September 30 of each year, commencing on September 30, 2013. The July 2013 Debentures are secured by production equipment and fixtures located at our Pamplico, South Carolina facility that are different from the production equipment and fixtures at the Pamplico, South Carolina facility that were used to secure the September 2012 Debentures and the February 2013 Debentures. In the event we complete one or more equity financings between July 26, 2013 and July 26, 2016 with proceeds of at least an aggregate of $19,434,000 (CAD$20,000,000), we must, subject to providing no less than 60 days prior notice to each holder of the July 2013 Debentures, redeem the July 2013 Debentures in whole at face value plus all accrued and unpaid interest thereon. The initial conversion rates of each of the September 2012 Debentures, the February 2013 Debentures and the July 2013 Debentures were $$2.85 (CAD$2.90), $2.85 (CAD$2.90) and $1.94 (CAD$2.00), respectively, and are subject to anti-dilution provisions.

Holders of the September 2012 Debentures and the February 2013 Debentures have the option to convert their debentures into common stock at a price of $2.85 (CAD$2.90) per share of common stock at any time prior to their respective maturity date. We may redeem the September 2012 Debentures and the February 2013 Debentures after September 30, 2015 provided that the market price at the time of the redemption notice is not less than 125% of the conversion price.

In accordance with the conditions of the IKEA Loan (defined below), we approached the debenture holders (the “Debenture holders”) of the July 2013 Debentures about releasing their security over certain assets held by our subsidiary, CRAiLAR Inc., having an acquisition cost of $1,331,794, which form a portion of the assets securing the July 2013 Debentures pursuant to the Guaranty and Security Agreement (the “Guaranty”) between CRAiLAR Inc. (the “Guarantor”) and Computershare Trust Company of Canada (the “Trustee”), dated July 26, 2013, as set forth in Schedule “A” to the Guaranty, to be used as separate security for the IKEA Loan to us. As consideration for such alteration to the secured assets, the conversion price of the July 2013 Debentures was reduced from $1.94 (CAD$2.00) per share to $1.21 (CAD$1.25) per share. On December 23, 2013, the Trustee and us entered into an Amended and Restated Convertible Debenture Indenture which reflects the modification and alteration of the rights of the Debenture holders and the Trustee against us with respect to (i) the secured assets to now only include those specific assets held by the Guarantor as set forth in Schedule “F” to the Amended and Restated Convertible Debenture Indenture having an acquisition cost of $3,922,240, and (ii) the reduction of the conversion price of the July 2013 Debentures from $1.94 (CAD$2.00) per share to $1.21 (CAD$1.25) per share. In addition, on the same date, the Guarantor and the Trustee entered into an Amended and Restated Guaranty and Security Agreement which forms Schedule “G” to the Amended and Restated Convertible Debenture Indenture, and which reflects the modification and alteration with respect to the secured assets as discussed above.

Debt

On December 1, 2013 we purchased certain assets of a European fiber dyeing facility. We acquired these assets by assuming $1,172,000 of the seller’s debt. On December 13, 2013, we entered into an amended asset purchase agreement for such assets, which replaced the initial asset purchase agreement and provides that the title to and economic risk in respect of the environmental permit and the employees passed to us on December 1, 2013, however, the title to the equipment at the facility shall only pass to us upon full payment of the foregoing assumed indebtedness of the seller, notwithstanding the fact that physical possession and economic risk of all assets of the acquired facility passed to us on December 1, 2013. We have reached an oral agreement with the seller to lease the real property for the facility and are in the process of formalizing that oral agreement.

On December 19, 2013, but having an effective date of November 29, 2013, we entered into a loan agreement (the “Loan Agreement”) with IKEA Supply AG (“IKEA”), whereby IKEA agreed to loan us $3,028,300 (€2,190,000, approximately CAD$3,200,000) (the “IKEA Loan”) having a term until June 25, 2016 and bearing interest at a rate of 1.9% per annum. As security for the IKEA Loan, IKEA required that the IKEA Loan be secured by assets purchased with the proceeds of the IKEA Loan, as well as a portion of the secured assets used to secure the July 2013 Debentures. The proceeds from the IKEA Loan are designated for the installation of equipment to support and expand our European production facility and for working capital to fulfill IKEA orders.

We entered into the following loan arrangements with each of our following directors: Jason Finnis (“Finnis”), Kenneth Barker (“Barker”) and Robert Edmunds (“Edmunds”; and each of Messrs. Finnis, Barker and Edmunds being singularly and collectively referred to as the “Lender” and “Lenders”, respectively, as the context may require):

Finnis

(i)

pursuant to an original Convertible Promissory Note, dated for reference effective on October 11, 2013 (the “Original Finnis Promissory Note”), Mr. Finnis therein granted us a loan in the principal amount of $96,290 (CAD$100,000) (the “Finnis Loan”) bearing interest at a rate of 12% per annum, and the Original Finnis Promissory Note provided that the Finnis Loan and the interest thereunder must be repaid by us to Finnis on December 11, 2013;

(ii)

effective on November 7, 2013, we repaid to Finnis $47,885 (CAD$50,000) of the Finnis Loan, such that a principal amount of $47,885 (CAD$50,000) was then owing under the Finnis Loan pursuant to the Original Finnis Promissory Note;

(iii)

pursuant to a Loan Extension Agreement, dated for reference effective on December 18, 2013 (which together with the Original Finnis Promissory Note being, collectively, the “Underlying Finnis Agreements”), and as a then condition precedent to the completion by us of the private placement with Hydra Ventures BV, which closed on December 20, 2013 (the “Private Placement”), the parties therein agreed to extend the term for repayment of the Finnis Loan and the interest under the Original Finnis Promissory Note until the earlier of (i) December 20, 2014, and (ii) such time as we complete our next public offering of registered securities by way of a registration statement on Form S-1 of not less than $2,808,900 (CAD$3,000,000) in gross proceeds to us (the “New Term of the Finnis Loan”); and

(iv)

as a consequence of the completion by us of the Private Placement effective on December 20, 2013, the parties agreed to provide for a new Amended And Restated Promissory Note, dated for reference January 21, 2014 (the “Finnis Amended Promissory Note”), which bears interest at a rate of 12% per annum, and which amended and replaced, in their entirety, each of the Underlying Finnis Agreements.

Barker

(i)

pursuant to an original Convertible Promissory Note, dated for reference effective on October 11, 2013 (the “Original Barker Promissory Note”), Mr. Barker therein granted us a loan in the principal amount of US$50,000.00 (the “Barker Loan”) bearing interest at a rate of 12% per annum, and the Original Barker Promissory Note provided that the Barker Loan and the interest thereunder must be repaid by us to Barker on December 11, 2013;

(ii)

pursuant to a Loan Extension Agreement, dated for reference effective on December 18, 2013 (which together with the Original Barker Promissory Note being, collectively, the “Underlying Barker Agreements”), and as a then condition precedent to the completion by us of the Private Placement, the parties therein agreed to extend the term for repayment of the Barker Loan and the interest under the Original Barker Promissory Note on same basis as the above-referenced New Term of the Finnis Loan; and

(iii)

as a consequence of the completion by us of the Private Placement effective on December 20, 2013, the parties agreed to provide for a new Amended And Restated Promissory Note, dated for reference January 21, 2014 (the “Barker Amended Promissory Note”), which bears interest at a rate of 12% per annum, and which amended and replaced, in their entirety, each of the Underlying Barker Agreements.

Edmunds

(i)

pursuant to original Demand Convertible Promissory Notes, dated for reference effective on October 11, 2013 and December 4, 2013, respectively (collectively, the “Original Edmunds Promissory Notes”), Mr. Edmunds therein granted us loans in the aggregate principal amount of $523,521 (CAD$545,000) (collectively, the “Edmunds Loan”) bearing interest at a rate of 20% per annum, and the Original Edmunds Promissory Notes provided that the Edmunds Loan and the interest thereunder must be repaid by us to Edmunds on demand;

(ii)

pursuant to a Loan Extension and Bonus Share Agreement, dated for reference effective on December 18, 2013 (the “Loan Extension”; which together with the Original Edmunds Promissory Notes being, collectively, the “Underlying Edmunds Agreements”), and as a then condition precedent to the completion by us of the Private Placement, the parties therein agreed to extend the term for repayment of the Edmunds Loan and the interest under the Original Edmunds Promissory Notes on same basis as the above-referenced New Term of the Finnis Loan and, as additional consideration thereof, subject to TSX Venture Exchange (the “TSX-V”) approval, allot and issue to Mr. Edmunds, as fully paid and non-assessable shares, an aggregate of up to 187,878 shares of our common stock (each a “Bonus Share”), representing a deemed value of 20% of the outstanding balance of the Loan and Interest based on an agreed value and deemed issuance price of $0.56 (CAD$0.60) per Bonus Share (the “Bonus Share Issuance”).

(iii)

by letter dated January 20, 2014, the TSX-V approved the final Bonus Share Issuance by us to Mr. Edmunds of 181,666 shares of our common stock at a deemed value of $0.56 (CAD$0.60) per Bonus Share (the “TSX-V Approval”); and

(iv)

as a consequence of the completion by us of the Private Placement, effective on December 20, 2013, and the receipt of TSX-V Approval to the above-referenced Bonus Share Issuance, the parties agreed to provide for a new Amended And Restated Promissory Note, dated for reference January 21, 2014 (the “Edmunds Amended Promissory Note”), which bears interest at a rate of 20% per annum, and which amended and replaced, in their entirety, each of the Underlying Edmunds Agreements.

We are committed to annual debt and debenture interest payments over the next five years as follows:

2014	$1,865,960
2015	1,862,582
2016	1,768,770
2017	1,417,695
2018	13,202
Total	$6,928,209

Annual Leases

We are committed to current annual lease payments totaling $1,238,764 for all of our premises under lease. Approximate minimum lease payments over the next five years are as follows:

2014	$294,544
2015	209,539
2016	209,539
2017	209,539
2018	209,539
Total	$1,134,735

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this prospectus, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest; or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

SUBSEQUENT EVENT

On March 20, 2014, we completed a private placement equity financing consisting of the sale of 2,515,000 units at $1.25 per unit for gross proceeds of $3,143,750. Each Unit is comprised of one common share and one-half of one transferable common share purchase warrant of the Company, and each whole warrant will entitle the holder thereof to purchase one additional common share of the Company at an exercise price of $1.75 per warrant share for a period of two years from closing, that is, until March 20, 2016. In addition, finders’ fees of an aggregate of 176,400 shares were issued to certain finders in conjunction with the closing of this private placement.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not required because we are a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as at December 28, 2013 and December 31, 2012.

Consolidated Statements of Operations for Years Ended December 28, 2013 and December 31, 2012 and for the Period from October 1, 2009 to December 28, 2013.

Consolidated Statements of Cash Flows for the Years Ended December 28, 2013 and December 31, 2012 and for the Period from October 1, 2009 to December 28, 2013.

Consolidated Statement of Stockholders’ Equity.

Notes to the Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of CRAiLAR Technologies Inc.

We have audited the accompanying consolidated balance sheets of CRAiLAR Technologies Inc. (the “Company”) (a development stage company) as of December 28, 2013 and December 31, 2012 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity (deficit) for the years ended December 28, 2013 and December 31, 2012, and the period from October 1, 2009 (date of re-entry into the development stage) to December 28, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits of the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. A financial statement audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. A financial statement audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2013 and December 31, 2012, and the results of its operations and its cash flows for the years ended December 28, 2013 and December 31, 2012, and the period from October 1, 2009 (date of re-entry into the development stage) to December 28, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DMCL LLP

Dale Matheson Carr-Hilton Labonte LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
March 26, 2014

CRAiLAR Technologies Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(In US Dollars)

	December 28,	December 31,
	2013	2012
ASSETS
Current
Cash and cash equivalents	$1,193,365	$2,877,210
Receivables	223,105	72,292
Inventory (Note 4)	945,040	2,904,652
Prepaid expenses and deposits	290,872	106,785
	2,652,382	5,960,939

Deferred Debt Issuance Costs (Note 9)	1,442,023	1,024,294
Property and Equipment, net (Note 5)	17,240,012	13,248,688
Intangible Assets, net (Note 6)	155,545	94,619
	$21,489,962	$20,328,540
LIABILITIES
Current
Accounts payable	$2,377,901	$1,406,418
Accrued liabilities	2,342,153	1,480,624
Unearned revenue	247,655	-
Notes payable (Note 8)	476,614	-
Current portion of loans (Note 12)	634,486	-
Derivative liabilities (Note 7)	-	488,035
	6,078,809	3,375,077
Deferred Income Tax Liability (Note 14)	199,131	-
Loans Payable (Note 12)	551,190	-
Long Term Debt (Note 9)	16,674,686	10,051,262
	23,503,816	13,426,339

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital Stock (Note 10)
Authorized: 100,000,000 common shares without par value
Issued and outstanding : 47,806,031 common shares	34,889,370	32,616,795
(December 31, 2012 - 44,239,198)
Subscription receivable	-	(64,050)
Additional Paid-in Capital	9,934,322	7,061,406
Accumulated Other Comprehensive Income (Loss)	585,301	(459,036)
Deficit	(11,485,251)	(11,485,251)
Deficit accumulated in the development stage	(35,937,596)	(20,767,663)
	(2,013,854)	6,902,201
	$21,489,962	$20,328,540

Commitments (Note 13) Subsequent Events (Note 16) The accompanying notes are an integral part of these consolidated financial statements.

CRAiLAR Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(In US Dollars)

	Year ended	Year ended	Cumulative from
	December 28,	December 31,	October 1, 2009 to
	2013	2012	December 28, 2013
Revenues	$587,225	$-	$587,225

Cost of sales
Materials and direct production costs	470,115	-	470,115
Facility commissioning costs	1,896,822	-	1,896,822
Depreciation	680,839	-	680,839
Impairment loss on inventory (Note 4)	4,642,262	-	4,642,262
	7,690,038	-	7,690,038

Gross loss	(7,102,813)	-	(7,102,813)

Expenses
Marketing and promotion	663,438	672,305	1,594,475
Amortization and depreciation	174,555	278,805	560,418
General and administrative	5,681,467	6,608,524	20,936,061
	6,519,459	7,559,634	23,090,953
Loss before other items	(13,622,272)	(7,559,634)	(30,193,766)

Other income (expense):
Research and development	(355,099)	(660,229)	(2,595,116)
Gain on disposal of assets	790	-	790
Interest (Notes 8, 9 and 12)	(2,058,738)	(99,655)	(2,455,400)
Write off of equipment	(13,368)	(593,894)	(704,516)
Impairment loss on inventory (Note 4)	-	(303,663)	(303,663)
Fair value adjustment derivative liabilities (Note 7)	452,845	(98,285)	(113,011)
Bargain purchase (Note 12)	425,909	-	425,909
Other	-	-	1,177
	(1,547,661)	(1,755,726)	(5,743,830)
Net loss	$(15,169,933)	$(9,315,360)	$(35,937,596)
Other comprehensive income (loss)
Exchange differences on translating to presentation currency	1,044,337	(35,685)
Comprehensive loss	$(14,125,596)	$(9,351,045)

Loss per share (basic and diluted)	$(0.34)	$(0.22)

Weighted average number of common shares outstanding	44,508,011	43,009,226

The accompanying notes are an integral part of these consolidated financial statements.

CRAiLAR Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(In US Dollars)

			Cumulative from
			October 1,
	Year ended	Year ended	2009 to
	December	December 31,	December
	28, 2013	2012	28, 2013

Cash flows used in operating activities
Net loss	$(15,169,933)	$(9,315,360)	$(35,937,596)
Adjustments to reconcile net loss to net cash from
operating activities
Accretion expense	127,525	-	127,525
Amortization and depreciation	855,394	278,805	1,241,257
Amortization of deferred debt issuance costs	346,789	90,220	437,009
Fair value adjustment of derivative liability	(452,845)	98,285	113,011
Gain on disposal of assets	(790)	-	(790)
Rent	151,539	119,836	271,375
Stock-based compensation	2,004,647	2,397,819	8,142,956
Write off of equipment	13,368	593,894	704,516
Impairment of inventory	4,642,262	303,663	4,945,925
Bargain purchase	425,909	-	425,909
Gain on foreign exchange	-	-	(71,990)

Changes in working capital assets and liabilities
Decrease (increase) in accounts receivable	(86,763)	78,622	(82,108)
Increase in inventory	(2,682,650)	(2,172,349)	(5,890,965)
Increase in prepaid expenses	(184,087)	(59,538)	(220,747)
Increase in accounts payable	971,483	1,170,703	2,108,705
Increase in unearned revenue	247,655	-	247,655
Increase in accrued liabilities	709,990	521,769	1,454,498
Increase in loans payable	-	-	56,945
Net cash used in operating activities	(8,080,507)	(5,893,631)	(21,926,910)

Cash flows used in investing activities
Sale of equipment	35,790	-	35,790
Acquisition of property and equipment	(3,907,808)	(10,419,945)	(17,547,230)
Acquisition of intangible assets	(89,306)	(30,268)	(194,175)
Net cash flows used in investing activities	(3,961,324)	(10,450,213)	(17,705,615)

				Cumulative
				from
				October 1,
	Year ended	Year ended		2009 to
	December	December 31,		December
	28, 2013	2012		28, 2013

Cash flows from financing activities
Issuance of capital stock and warrants	239,746	3,948,908		22,203,727
Net proceeds from promissory notes	621,009	-		421,009
Proceeds from private placement	1,879,400	-		1,879,400
Proceeds from convertible debenture	8,307,249	10,051,262		18,358,511
Deferred issuance costs	(886,733)	(1,083,936)		(1,970,669)
Related parties payments	-	-		(1,025,960)
Net cash flows from financing activities	10,160,671	12,916,234		39,866,018

Effect of exchange rate changes on cash and cash equivalents	197,315	(35,685)		(93,575)

Increase (decrease) in cash and cash equivalents	(1,683,845)	(3,463,295)		139,918

Cash and cash equivalents, beginning	2,877,210	6,340,505		1,053,447

Cash and cash equivalents, ending	$1,193,365	$2,877,210		1,193,365

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH FINANCING AND INVESTING ACTIVITIES:
Cash paid for interest	$1,347,905	$9,435	$
Cash paid for income taxes	$-	$-	$

The accompanying notes are an integral part of these consolidated financial statements.

CRAiLAR Technologies Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
December 28, 2013
(In US Dollars)

					Accumulated
					other
			Additional	Subscription	Comprehensive		Deficit
	Common shares		paid-in	Receivable	income \		(Development
	Shares	Amount	capital	$	(loss)	Deficit	stage)	Total

		$	$		$	$	$	$

Balance, December 31, 2009	33,354,215	9,422,178	2,011,047		(12,840)	(11,485,251)	(1,159,942)	(1,224,808)

Issuance of common stock on January 12, 2010 for exercise of options at $0.80 per share	3,700	2,960	-		-	-	-	2,960
Issuance of common stock on January 27, 2010 for exercise of options at $0.80 per share	2,800	2,240	-		-	-	-	2,240
Issuance of common stock on February 4, 2010 for exercise of options at $0.80 per share	6,300	5,040	-		-	-	-	5,040
Issuance of common stock on February 23, 2010 for exercise of options at $0.80 per share	3,075	2,460	-		-	-	-	2,460
Issuance of common stock on March 5, 2010 for exercise of options at $0.37 per share	25,000	9,250	-		-	-	-	9,250
Issuance of common stock on March 11, 2010 for exercise of options at $0.50 per share	10,000	5,000	-		-	-	-	5,000
Issuance of common stock on March 15, 2010 for exercise of options at $0.50 per share	10,000	5,000	-		-	-	-	5,000
Issuance of common stock on March 23, 2010 for exercise of options at $0.50 per share	20,000	10,000	-		-	-	-	10,000
Issuance of common stock on March 23, 2010 for exercise of options at $0.50 per share	10,000	5,000	-		-	-	-	5,000
Issuance of common stock on March 23, 2010 for exercise of options at $0.50 per share	10,000	5,000	-		-	-	-	5,000
Issuance of common stock on March 29, 2010 for exercise of options at $0.80 per share	1,750	1,400	-		-	-	-	1,400
Issuance of common stock on April 13, 2010 for exercise of options at $0.80 per share	25,000	20,000	-		-	-	-	20,000
Issuance of common stock on April 29, 2010 for exercise of options at $0.50 per share	48,000	24,000	-		-	-	-	24,000
Issuance of common stock on May 5, 2010 for exercise of options at $0.50 per share	24,000	12,000	-		-	-	-	12,000
Issuance of common stock on May 7, 2010 for exercise of options at $0.50 per share	68,000	34,000	-		-	-	-	34,000
Issuance of common stock on May 13, 2010 for exercise of options at $0.50 per share	50,000	25,000	-		-	-	-	25,000
Issuance of common stock on May14, 2010 for exercise of options at $0.50 per share	120,000	60,000	-		-	-	-	60,000
Issuance of common stock on May 19, 2010 for cash - $1.00, net of share issue costs	1,424,739	1,362,587	-		-	-	-	1,362,587
Issuance of common stock on June 15, 2010 for exercise of options at $0.80 per share	25,000	20,000	-		-	-	-	20,000
Issuance of common stock on June 15, 2010 for exercise of options at $0.80 per share	12,500	10,000	-		-	-	-	10,000
Issuance of common stock on July 19, 2010 for exercise of options at $0.80 per share	17,061	13,649	-		-	-	-	13,649
Issuance of common stock on July 19, 2010 for exercise of options at $0.80 per share	17,062	13,650	-		-	-	-	13,650
Issuance of common stock on August 4, 2010 for exercise of options at $0.80 per share	25,000	20,000	-		-	-	-	20,000

Transfer addition paid-in capital for options exercised in the year	-	171,289	(171,289)		-	-	-	-

Stock-based compensation	-	-	930,644		-	-	-	930,644

Set up derivative liabilities for warrants granted in the year	-	(482,960)	-		-	-	-	(482,960)

Foreign currency translation	-	-	-		(112,314)	-	-	(112,314)

Net loss	-	-	-		-	-	(3,293,439)	(3,293,439)

Balance, December 31, 2010	35,313,202	10,778,742	2,770,402		(125,154)	(11,485,251)	(4,453,381)	(2,514,642)

Issuance of common stock on January 11, 2011 for exercise of options at US$0.87per share	10,000	8,700						8,700

Issuance of common stock on January 18, 2011 for exercise of options at US$1.15 per share	60,000	69,000	69,000
Issuance of common stock on January 27, 2011 for exercise of options at US$1.15 per share	10,800	12,420	12,420
Issuance of common stock on January 27, 2011 for exercise of options at US$0.87 per share	1,775	1,544	1,544
Issuance of common stock on January 31, 2011 for exercise of options at US$1.15 per share	10,000	11,500	11,500
Issuance of common stock on February 1, 2011 for exercise of options at US$1.15 per share	10,000	11,500	11,500
Issuance of common stock on February 1, 2011 for exercise of options at US$1.15 per share	2,500	2,875	2,875
Issuance of common stock on February 1, 2011 for exercise of options at US$0.87 per share	2,500	2,175	2,175
Issuance of common stock on February 10, 2011 for exercise of options at US$0.87 per share	1,000	870	870
Issuance of common stock on February 17, 2011 for exercise of options at US$1.12 per share	25,000	28,000	28,000
Issuance of common stock on February 24, 2011 for exercise of warrants at US$1.25 per share	50,000	62,500	62,500
Issuance of common stock on February 25, 2011 for exercise of options at US $0.87 per share	5,750	5,003	5,003
Issuance of common stock on March 8, 2011 for exercise of options at US$0.87 per share	4,706	4,094	4,094
Issuance of common stock on March 10, 2011 for exercise of warrants at US$1.25 per share	25,000	31,250	31,250
Issuance of common stock on March 16, 2011 for exercise of options at US$0.96 per share	6,250	6,000	6,000
Issuance of common stock on March 16, 2011 for exercise of options at US$1.12 per share	18,750	21,000	21,000
Issuance of common stock on March 22, 2011 for exercise of options at US$1.12 per share	20,000	22,400	22,400
Issuance of common stock on March 25, 2011 for exercise of options at US$0.87 per share	4,000	3,480	3,480
Issuance of common stock on March 28, 2011 for exercise of warrants at CAD $1.20 per share	14,273	15,700	15,700
Issuance of common stock on March 29, 2011 for exercise of options at US$0.96 per share	320,000	307,200	307,200
Issuance of common stock on March 30, 2011 for exercise of options at US$0.96 per share	30,000	28,800	28,800
Issuance of common stock on April 7, 2011 for exercise of warrants at CAD $1.50 per share	2,000	2,760	2,760
Issuance of common stock on April 8, 2011 for exercise of options at US$0.87 per share	10,000	8,700	8,700
Issuance of common stock on April 8, 2011 for exercise of options at $1.12 per share	40,000	44,800	44,800
Issuance of common stock on April 14, 2011 for exercise of options at US$1.12 per share	30,000	33,600	33,600
Issuance of common stock on April 14, 2011 for exercise of options at US$1.02 per share	11,500	11,730	11,730
Issuance of common stock on April 19, 2011 for exercise of options at US$0.87 per share	5,000	4,350	4,350
Issuance of common stock on April 19, 2011 for exercise of warrants at CAD $1.95 per share	5,000	9,750	9,750
Issuance of common stock on April 21, 2011 for exercise of options at US$1.12 per share	36,000	40,320	40,320
Issuance of common stock on April 25, 2011 for exercise of warrants at CAD $1.50 per share	7,137	9,849	9,849
Issuance of common stock on April 25, 2011 for exercise of warrants at US$1.25 per share	25,000	31,250	31,250
Issuance of common stock on April 28, 2011 for exercise of warrants at CAD $1.95 per share	100,000	195,000	195,000
Issuance of common stock on April 28, 2011 for exercise of options at US$1.12 per share	50,000	56,000	56,000
Issuance of common stock on May 2, 2011 for exercise of options at US$1.12 per share	20,000	22,400	22,400
Issuance of common stock on May 2, 2011 for exercise of options at US$1.12 per share	20,000	22,400	22,400
Issuance of common stock on May 2, 2011 for exercise of warrants at CAD $1.95 per share	32,556	63,484	63,484
Issuance of common stock on May 4, 2011 for exercise of warrants at CAD $1.95 per share	18,708	36,480	36,480
Issuance of common stock on May 4, 2011 for exercise of warrants at US $1.25 per share	3,000	3,750	3,750
Issuance of common stock on May 4, 2011 for exercise of warrants at US $1.25 per share	50,000	62,500	62,500
Issuance of common stock on May 5, 2011 for exercise of warrants at CAD $1.95 per share	8,334	16,251	16,251
Issuance of common stock on May 5, 2011 for exercise of options at US$1.12 per share	1,000	1,120	1,120
Issuance of common stock on May 9, 2011 for exercise of warrants at US $1.25 per share	28,864	36,080	36,080
Issuance of common stock on May 10, 2011 for exercise of warrants at CAD $1.95 per share	5,000	9,750	9,750
Issuance of common stock on May 12, 2011 for exercise of warrants at CAD $1.50 per share	2,000	2,760	2,760

Issuance of common stock on May 12, 2011 for exercise of warrants at CAD $1.95 per share	70,593	137,656					137,656
Issuance of common stock on May 17, 2011 for exercise of options at US$1.12 per share	1,500	1,680					1,680
Issuance of common stock on May 17, 2011 for exercise of warrants at CAD $1.95 per share	5,556	10,834					10,834
Issuance of common stock on May 19, 2011 for exercise of warrants at CAD $1.95 per share	1,852	3,611					3,611
Issuance of common stock on May 19, 2011 for exercise of options at US$1.12 per share	1,200	1,344					1,344
Issuance of common stock on May 24, 2011 for exercise of warrants at CAD $1.95 per share	20,000	39,000					39,000
Issuance of common stock on May 26, 2011 for exercise of warrants at CAD $1.20 per share	34,960	38,456					38,456
Issuance of common stock on May 26, 2011 for exercise of warrants at CAD 1.50 per share	17,480	24,123					24,123
Issuance of common stock on June 1 , 2011 for exercise of warrants at CAD 1.95 per share	114,654	223,575					223,575
Issuance of common stock on June 9, 2011 for exercise of options at US $1.02 per share	9,000	9,180					9,180
Issuance of common stock on June 10, 2011 for exercise of warrants at CAD 1.95 per share	40,741	79,445					79,445
Issuance of common stock on June 13, 2011 for exercise of warrants at CAD 1.95 per share	30,558	59,588					59,588
Issuance of common stock on June 16, 2011 for exercise of warrants at CAD 1.95 per share	26,760	52,182					52,182
Issuance of common stock on June 16, 2011 for exercise of warrants at CAD $1.50 per share	5,000	6,900					6,900
Issuance of common stock on June 23, 2011 for exercise of warrants at CAD $1.50 per share	5,834	8,050					8,050
Issuance of common stock on June 23, 2011 for exercise of warrants at CAD $1.95 per share	16,852	32,861					32,861
Issuance of common stock on June 28, 2011 for exercise of warrants at CAD $1.95 per share	116,680	227,529					227,529
Issuance of common stock on June 28, 2011 for exercise of warrants at CAD $1.95 per share	56,704	110,573					110,573
Issuance of common stock on July 4, 2011 for exercise of warrants at CAD $1.95 per share	58,175	113,442					113,442
Issuance of common stock on July 5, 2011 for exercise of options at US$1.12 per share	6,500	7,280					7,280
Issuance of common stock on July 5, 2011 for exercise of options at US$1.02 per share	10,000	10,200					10,200
Issuance of common stock on July 8, 2011 for cash $3.45 net of share issuance costs	3,800,000	11,617,021	562,634				12,179,655
Issuance of common stock on July 20, 2011 for exercise of warrants at CAD$3.45 per unit	212,500	729,622	18,386				748,008
Issuance of common stock on July 25, 2011 for exercise of options at US$1.12 per share	1,500	1,680					1,680
Issuance of common stock on Sep 7, 2011 for exercise of options at US$1.12 per share	2,500	2,800					2,800
Issuance of common stock on Oct 14, 2011 for exercise of options at US$1.45 per share	500,000	725,000					725,000
Issuance of common stock on Oct 18, 2011 for exercise of options at US$0.87 per share	20,000	17,400					17,400
Issuance of common stock on Nov 2, 2011 for exercise of options at US$1.02 per share	2,000	2,040					2,040
Issuance of common stock on Nov 14, 2011 for exercise of options at US$1.12 per share	3,750	4,200					4,200
Issuance of common stock on Nov 14, 2011 for exercise of options at US$0.87 per share	6,250	5,437					5,437
Issuance of common stock on Nov 17, 2011 for exercise of options at US$1.12 per share	2,000	2,240					2,240
Issuance of common stock on Nov 25, 2011 for exercise of options at US$0.95 per share	25,000	23,750					23,750
Issuance of common stock on Dec 5, 2011 for exercise of options at US$0.87 per share	10,000	8,700					8,700
Issuance of common stock on Dec 15, 2011 for exercise of options at US$0.87 per share	7,500	6,525					6,525
Issuance of common stock on Dec 19, 2011 for exercise of options at US$1.12 per share	1,400	1,568					1,568

Transfer addition paid-in capital for options exercised in the year	-	770,452	(770,452)	-	-	-	-

Stock-based compensation	-	-	2,561,066	-	-	-	2,561,066

Transfer derivative liability for warrants exercised in the year		153,063					153,063

Proceeds from issue of warrants			32,798				32,798

Foreign currency translation	-	-	-	(298,197)	-	-	(298,197)

Net loss	-	-	-	-	-	(6,998,922)	(6,998,922)

Balance, December 31, 2011	41,701,604	27,428,844	5,174,834	(423,351)	(11,485,251)	(11,452,303)	9,242,773

Issuance of common stock on January 16, 2012 for exercise of options at US$1.12per share	60,000	67,200					67,200

Issuance of common stock on January 23, 2012 for exercise of options at US$1.12per share	196,900	220,528	220,528
Issuance of common stock on January 24, 2012 for exercise of options at US$0.87per share	20,000	17,400	17,400
Issuance of common stock on February 7, 2012 for exercise of options at US$0.87per share	1,100	957	957
Issuance of common stock on February 16, 2012 for exercise of options at CAD$1.05per share	2,100	2,205	2,205
Issuance of common stock on February 20, 2012 for exercise of options at US$0.87per share	10,000	8,700	8,700
Issuance of common stock on February 24, 2012 for exercise of options at US$0.87per share	100,000	101,000	101,000
Issuance of common stock on February 24, 2012 for exercise of options at US$0.87per share	10,000	8,700	8,700
Issuance of common stock on February 28, 2012 for exercise of options at US$0.87per share	5,000	4,350	4,350
Issuance of common stock on March 2, 2012 for exercise of warrants at CAD$1.50per share	25,000	37,500	37,500
Issuance of common stock on March 2, 2012 for exercise of options at US$0.95per share	25,000	23,750	23,750
Issuance of common stock on March 6, 2012 for exercise of options at US$0.87per share	5,000	4,350	4,350
Issuance of common stock on March 8, 2012 for exercise of options at CAD$1.05per share	600	630	630
Issuance of common stock on March 15, 2012 for exercise of warrants at CAD$1.25per share	250,000	291,600	291,600
Issuance of common stock on March 15, 2012 for exercise of options at CAD$1.05per share	5,500	5,775	5,775
Issuance of common stock on March 15, 2012 for exercise of options at CAD$0.87per share	5,000	4,350	4,350
Issuance of common stock on March 23, 2012 for exercise of options at CAD$0.87per share	5,000	4,350	4,350
Issuance of common stock on March 29, 2012 for exercise of warrants at CAD$1.50 per share	15,000	22,500	22,500
Issuance of common stock on April 3, 2012 for exercise of options at US$0.96per share	43,750	42,000	42,000
Issuance of common stock on April 3, 2012 for exercise of options at CAD$2.74per share	14,585	40,770	40,770
Issuance of common stock on April 3, 2012 for exercise of warrants at CAD$1.50 per share	20,000	30,000	30,000
Issuance of common stock on April 4, 2012 for exercise of options at US$0.87per share	9,994	8,695	8,695
Issuance of common stock on April 12, 2012 for exercise of options at CAD$1.05per share	1,000	1,050	1,050
Issuance of common stock on April 13, 2012 for exercise of warrants at CAD$1.25 per share	3,000	3,750	3,750
Issuance of common stock on May 15, 2012 for exercise of warrants at CAD$1.50 per share	5,000	7,500	7,500
Issuance of common stock on May 22, 2012 for exercise of warrants at CAD$1.50 per share	10,000	15,000	15,000
Issuance of common stock on May 22, 2012 for exercise of warrants at CAD$1.25 per share	2,000	2,500	2,500
Issuance of common stock on June 4, 2012 for exercise of warrants at CAD$1.50 per share	1,500	2,250	2,250
Issuance of common stock on June 11, 2012 for exercise of options at CAD$0.87per share	1,250	1,088	1,088
Issuance of common stock on June 11, 2012 for exercise of options at US$1.03per share	10,000	10,300	10,300
Issuance of common stock on July 4, 2012 for exercise of options at US$1.17per share	7,500	8,775	8,775
Issuance of common stock on July 9, 2012 for exercise of options at US$1.01per share	62,500	63,125	63,125
Issuance of common stock on July 13, 2012 for exercise of options at US$1.01per share	62,500	63,125	63,125
Issuance of common stock on July 19, 2012 for exercise of warrants at CAD$1.50 per share	41,667	62,501	62,501
Issuance of common stock on August 30, 2012 for exercise of warrants at CAD$1.50 per share	2,500	3,750	3,750
Issuance of common stock on August 30, 2012 for exercise of options at CAD$0.87per share	9,450	8,222	8,222
Issuance of common stock on September 6, 2012 for exercise of options at US$0.96per share	20,000	19,200	19,200
Issuance of common stock on September 6, 2012 for exercise of options at US$1.17per share	10,000	11,700	11,700
Issuance of common stock on September 12, 2012 for exercise of warrants at CAD$1.50 per share	2,500	3,750	3,750
Issuance of common stock on September 12, 2012 for exercise of warrants at US$1.38 per share	2,000	2,760	2,760
Issuance of common stock on September 13, 2012 for cash - USD$2.21, net of share issue costs	418,429	889,383	889,383
Issuance of common stock on September 17, 2012 for exercise of warrants at US$1.38 per share	15,000	20,700	20,700
Issuance of common stock on September 17, 2012 for exercise of warrants at CAD$1.30 per share	21,840	28,392	28,392
Issuance of common stock on September 17, 2012 for exercise of warrants at CAD$1.50 per share	2,084	3,126	3,126

Issuance of common stock on September 19, 2012 for exercise of warrants at US$1.38 per share	150,000	207,000						207,000
Issuance of common stock on September 21, 2012 for exercise of warrants at US$1.38 per share	50,000	69,000						69,000
Issuance of common stock on September 21, 2012 for exercise of warrants at CAD$1.50 per share	29,500	44,250						44,250
Issuance of common stock on September 24, 2012 for cash - USD$2.21, net of share issue costs	450,758	958,100						958,100
Issuance of common stock on October 10, 2012 for cash - USD$2.21, net of share issue costs	198,587	438,877		(64,050)				374,827
Issuance of common stock on October 17, 2012 for exercise of options at US$1.17per share	7,500	8,775						8,775
Issuance of common stock on November 2, 2012 for exercise of options at US$0.96per share	100,000	96,000						96,000
Issuance of common stock on November 20, 2012 for exercise of options at US$1.17per share	10,000	11,700						11,700

Set up derivative liabilities for warrants granted in the year		(280,496)						(280,496)

Transfer addition paid-in capital for options exercised in the year		511,247	(511,247)					-

Transfer derivative liability for warrants exercised in the year		873,728						873,728

Transfer derivative liability for warrants expired in the year		70,514						70,514

Stock based compensation			2,397,819					2,397,819

Foreign currency translation					(35,685)			(35,685)

Net loss							(9,315,360)	(9,315,360)

Balance, December 31, 2012	44,239,198	32,616,795	7,061,406	(64,050)	(459,036)	(11,485,251)	(20,767,663)	6,902,201

Issuance of common stock on January 9, 2013 for exercise of options at US$1.17per share	5,000	5,850						5,850
Issuance of common stock on January 22, 2013 for exercise of options at US$1.02per share	26,000	26,520						26,520
Issuance of common stock on February 5, 2013 for exercise of options at US$1.17per share	5,000	5,850						5,850
Issuance of common stock on February 13, 2013 for exercise of options at CAD$0.95 per share	25,000	23,750						23,750
Issuance of common stock on March 1, 2013 for exercise of options at CAD$0.96 per share	120,000	116,951						116,951
Issuance of common stock on March 8, 2013 for exercise of options at CAD$0.96 per share	10,000	9,600						9,600
Issuance of common stock on March 23, 2013 for exercise of options at CAD$0.87 per share	5,000	4,350						4,350

Transfer addition paid-in capital for options exercised in the year	-	118,239	(118,239)					-
Issuance of common stock on April 16, 2013 for exercise of
warrants	37,500	46,875						46,875

Debenture warrants			754,829					754,829

Adjustment to warrant conversion price			79,931					79,931

Issuance costs of debenture warrants			(102,670)					(102,670)
Issuance costs of long term debt and debenture warrants
– broker’s warrants			66,278					66,278

Transfer from derivative liability warrants exercise		35,190						35,190

Private placement	3,333,333	1,879,400						1,879,400

Stock based compensation			2,004,647					2,004,647

Beneficial conversion feature on notes payable			188,140					188,140

Write off of subscription receivable				64,050				64,050

Foreign currency translation					1,044,337			1,044,337

Net loss							(15,169,933)	(15,169,933)

Balance, December 28, 2013	47,806,031	34,889,370	9,934,322	-	585,301	(11,485,251)	(35,937,596)	(2,013,854)

The accompanying notes are an integral part of these consolidated financial statements.

CRAiLAR TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 2013
(In US Dollars)

1.	Nature of Operations and Basis of Presentation

CRAiLAR Technologies Inc. (the “Company”) was incorporated in the Province of British Columbia, Canada, on October 6, 1998, and is in the business of technological development and of natural sustainable fibers. Effective October 1, 2009, the Company decided to exit the apparel business, which operated under the brand “HTnaturals”. As a result, the Company re-entered the development stage and has focused on its CRAiLAR® technology.

The Company’s shares of common stock trade under the symbol “CL”, on the TSX Venture Exchange (“TSX-V”) and under the symbol “CRLRF” on the OTCQB.

Going concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles (“GAAP”) in the United States of America applicable to a going concern, which contemplates the realization of assets and payment of liabilities in the normal course of business. The Company has incurred losses since inception of $47,422,847 and further losses are anticipated in the development of its business. There can be no assurance that the Company will be able to achieve or maintain profitability. Accordingly, these factors raise doubt as to the Company’s ability to continue as a going concern. During 2013 the Company raised $2,119,146 from equity funding for capacity expansion and working capital requirements. The Company plans to raise additional financing in 2014 through equity placements for future capacity expansion. However, there can be no assurance that capital will be available or, if the capital is available, that it will be on terms acceptable to the Company.

2.	Significant Accounting Policies

a)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its five wholly-owned subsidiaries as of December 28, 2013: Crailar Inc., a Nevada incorporated company; Hemptown USA, Inc., a Nevada incorporated company; 0697872 B.C. Ltd., a British Columbia incorporated company; Crailar Fiber Technologies Inc., a British Columbia incorporated company, and HTNaturals Apparel Corp, a British Columbia incorporated company. All inter-company transactions and account balances have been eliminated upon consolidation.

b)	Cash and Cash Equivalents

Cash equivalents consist of cash on deposit and term deposits with original maturities of one year or less at the time of issuance. As at December 28, 2013, the Company held $15,000 (2012 - $20,000) in cash equivalents.

c)	Inventory

The raw flax fiber feedstock, decorticated fiber and Crailar fiber is valued at the lower of cost and market. All direct costs are capitalized to raw flax fiber inventory, decorticated fiber inventory and Crailar fiber.

Seed inventory was valued at the lower of average cost and market. Cost comprised the cost to purchase seed and/or growing cost plus any related shipping costs.

CRAiLAR TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 2013
(In US Dollars)

Other inventories, which consists of production consumables, are recorded at the lower of cost and replacement cost which approximates net realizable value.

d)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring management’s estimates and assumptions are inventory costing and net realizable value, the expected future use and other impairment considerations of property and equipment, fair value of warrants, options, derivative liabilities, provision for income taxes, depreciation and financial instruments.

e)	Property and Equipment

Property and equipment are stated at cost and are depreciated as follows:

Automobiles	20% declining balance
Computer equipment	30% declining balance
Computer software	100% declining balance
Equipment	30% declining balance
Furniture and fixtures	20% declining balance
Production Equipment	30% declining balance
Leasehold improvements	Term of lease
Website development	100% declining balance

Depreciation is claimed at one-half of the regular rate in the year of addition, no depreciation is claimed in the year of disposal.

f)	Intangible Assets

Intangible assets are stated at cost and are amortized as follows:

Trademarks	5 year straight - line
License Fee	10 year straight - line
Patent	10 year straight – line

g)	Revenue Recognition

Revenue is recognized when there is persuasive evidence of a sale arrangement, delivery to the customer has occurred, the fee is fixed and determinable, and collectability is considered probable.

h)	Foreign Currency Translation

The Company’s functional currency is Canadian dollars. The Company translates its financial statements to U.S. dollars using the following method:

CRAiLAR TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 2013
(In US Dollars)

All assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the year-end. Revenues and expenses are translated throughout the year at the weighted average exchange rate. Exchange gains or losses from such translations are included in accumulated comprehensive income (loss), as a separate component of stockholders’ equity.

Foreign currency transaction gains and losses are included in the statement of operations and comprehensive loss.

i)                        Income Taxes

The Company utilizes the liability method of accounting for deferred income taxes. Under the liability method, deferred income taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that potential the future tax assets will not be realized.

j)                        Comprehensive Loss

Comprehensive loss is the change in equity during a period resulting from transactions and other events, other than those changes resulting from transactions with owners in their capacity as owners. Other comprehensive income (loss) comprises items of income and expenses that are not recognized in net loss as required or permitted by GAAP.

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

l)                        Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are computed using the weighted average number of shares outstanding during the year. Common stock equivalents from stock options and warrants were excluded from the calculation of net loss per share for the years ended December 28, 2013 and December 31, 2012 as their effect is anti-dilutive.

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

CRAiLAR TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 2013
(In US Dollars)

 n)                        Risk Management

Currency risk. The Company is exposed to currency risk to the extent that certain inventory and equipment is purchased from Europe. The purchase price for such inventory and equipment is generally in Euros. The Company does not currently hedge its foreign currency exposure, and accordingly, is at risk for foreign currency exchange fluctuations. The Company and its subsidiaries do not have significant transactions or hold significant cash denominated in currencies other than their functional currencies.

Credit risk. The risk in cash accounts is managed through the use of a major financial institution, which has high credit quality as determined by the rating agencies. As at December 28, 2013, $158,000 is due from a single customer and therefore 61% of receivables are exposed to concentration of credit risk.

Interest rate risk. Approximately $1,026,000 of the Company’s debt bears interest at fluctuating rates. Consequentially the Company is exposed to interest rate fluctuations. The Company does not currently hedge its exposure to interest rate risk.

Commodity price risk. Commodity price risk is the risk that the fair value of future cash flows will fluctuate because of changes in the market prices of commodities. The Company is exposed to commodity price risk as it purchases fiber feedstock from the flax producers in Europe. The Company purchases the short fiber waste product called “tow” and the price fluctuates based on supply. The Company has relationships with several short fiber producers and anticipates little issue in obtaining sufficient fiber for its needs. The Company does not currently enter into futures contracts or otherwise hedge its exposure to commodity price risk.

o)                        Research and Development

Research and development costs are charged to operations as incurred.

p)                        Recent Pronouncements There are no recent pronouncements that are applicable to the Company.

3.	Financial Instruments

As at December 28, 2013, the Company concluded that the carrying amount of cash and cash equivalents, receivables, accounts payable, and notes payable to approximate fair value because of the short maturity of these financial instruments. The Company has concluded that the carrying amount of loans payable and long-term debt approximate fair value as they bear interest at market rates. Derivative liabilities are recorded at fair value.

CRAiLAR TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 2013
(In US Dollars)

4.	Inventory

	December 28, 2013	December 31, 2012
CRAiLAR fiber	$186,464	$-
Decorticated fiber	252,263	51,504
Flax seed	-	1,172,155
Raw flax fiber feedstock	369,590	1,680,993
Other	136,723	-
	$945,040	$2,904,652

The Company wrote down inventory by the following amounts to reduce the book value to net realizable value:

	December 28, 2013	December 31, 2012
CRAiLAR fiber	$274,297	$-
Decorticated fiber	196,861	-
Flax seed	1,891,217	303,663
Raw flax fiber feedstock	2,279,887	-
	$4,642,262	$303,663

5.	Property and Equipment

			Net Book Value	Net Book Value
		Accumulated	December 28,	December 31,
	Cost	Depreciation	2013	2012
Automobiles	$58,743	$8,876	$49,867	$57,559
Computer equipment	126,192	69,019	57,180	48,398
Equipment	754,902	98,556	656,346	359,445
Equipment held for sale	70,000	-	70,000	105,045
Furniture and fixtures	62,339	36,918	25,421	29,980
Leasehold improvements	6,327,333	615,459	5,498,633	4,979,548
Production equipment	5,095,961	277,681	4,818,280	-
Production equipment in construction	6,060,849	-	6,060,849	7,606,837
Website development costs	121,330	117,365	3,436	61,876
	$18,464,408	$1,224,396	$17,240,012	$13,248,688

Depreciation of production equipment and leasehold improvements commenced on January 1, 2013 as the Company’s manufacturing facility started production. In August, the company temporarily ceased production and therefore ceased amortization expense on the assets that were not in use.

CRAiLAR TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 2013
(In US Dollars)

6.	Intangible Assets

		Accumulated	Net Book Value	Net Book Value
	Cost	Amortization	December 28, 2013	December 31, 2012
Patents	$158,367	$72,885	$85,482	$77,961
Trademarks	121,968	93,903	28,065	7,639
License fee	62,710	20,712	41,998	9,019
	$343,045	$187,500	$155,545	$94,619

7.	Derivative liability

Derivate liability consists of warrants that were issued in private placements which have exercise prices denominated in a currency other than the Canadian dollar, the Company’s functional currency. This derivative liability is a non-cash liability which the Company is not required to expend any cash to settle. The fair value of the warrants are as follows:

		December 28,	December 31,
	Exercise price	2013	2012
275,506 warrants expired on May 19, 2013	US$ 1.25	$-	$257,564
533,887 warrants expiring on Oct 14, 2014	US$ 3.45	-	230,471
		$-	$488,035

The fair value of these warrants was determined using the Black-Scholes option pricing model, using the following assumptions:

	December 28, 2013	December 31, 2012
Volatility	60%	57% - 83%
Dividend yield	-	-
Risk-free interest rate	0.09%	0.14 – 0.72%
Expected life	0.62 years	0.38 – 1.18 yrs.

During the year ended December 28, 2013, 37,500 warrants were exercised and the Company recognized $35,190 of the derivative liability in share capital.

8.	Notes Payable

December 28, 2013
Principal	$669,335
Interest	23,781
Repayment	(47,885)
Beneficial conversion feature	(188,140)
Accretion expense	33,495
Effect of foreign exchange	(13,872)
$476,614

On October 11, 2013, the Company issued a demand convertible promissory note in favor of Mr. Robert Edmunds, one of its directors, in the principal amount of $467,369 (CAD$500,000). On December 4, 2013,

CRAiLAR TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 2013
(In US Dollars)

the Company issued an additional demand convertible promissory note in favor of Mr. Robert Edmunds, pursuant to a loan from Mr. Robert Edmunds to the Company in the principal amount of $42,255 (CAD$45,000). The promissory notes bear interest on the principle amount at a rate of 20% per annum, is unsecured and payable in full on repayment of the principal amount. The convertible promissory note included 181,666 bonus common shares of the Company, subject to TSX-V approval which was received subsequent to year end (Note 16). At December 28, 2013 the balance outstanding, including accrued interest of $20,896 (CAD$22,667), was $532,576 (CAD$567,267).

On October 11, 2013, the Company issued a convertible promissory note in favor of Mr. Jason Finnis, one of its directors, in the principal amount of $96,180 (CAD$100,000). The promissory notes bear interest on the principal amount at the rate of 12% per annum, is unsecured and payable in full on repayment of the principle amount. On November 7, 2013, the company repaid Mr. Jason Finnis $48,326 (CAD$50,000) of principal including interest of $441 (CAD$460). At December 28, 2013, the balance outstanding, include accrued interest of $1,210 (CAD$1,290), was $48,132 (CAD$51,290).

On October 11, 2013, the Company issued a convertible promissory note in favor of Mr. Kenneth Barker, one of its directors, in the principal amount of $50,000. The promissory note bears interest on the principle amount at the rate of 12% per annum, is unsecured and payable in full on repayment of the principal amount. At December 28, 2013, the outstanding balance, including accrued interest of $1,234, was $51,234.

The promissory notes issued during the year ended December 28, 2013 contain conversion features. Each lender has the right to convert any portion of the outstanding principal and interest payables for units at an exercise price of $0.60 per unit. Each unit is comprised of one common share and one common share purchase warrant of the Company. Each warrant entitles the holder to acquire one common share of the Company at an exercise price of CAD$0.70 per common share for a term of five years. The Company recognized a beneficial conversion feature of $188,140 (CAD$200,000) based on the excess of the conversion price over the commitment date fair value of the stock. The Company incurred an accretion expense of $33,495 (CAD$34,483) during the year reducing the value of the beneficial conversion feature to a balance of $154,645 (CAD$165,517).

The promissory notes issued during the year ended December 28, 2013 mature on the earliest of December 20, 2014 or at such time the Company completes a public offering of registered securities by way of registration statement on Form S-1 of not less than CAD$3,000,000 in gross proceeds.

9.	Long term debt

Long term debt:

	December 28, 2013	December 31, 2012
Balance, beginning	$10,051,262	$-
Convertible debenture issued	8,307,249	10,051,262
Discount on debentures	(754,829)	-
Amendment of debentures – conversion price	(79,931)	-
Accretion expense	94,030	-
Effect of foreign exchange	(943,095)	-
Balance, ending	$16,674,686	$10,051,262

CRAiLAR TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 2013
(In US Dollars)

Deferred debt issuance costs:

	December 28, 2013	December 31, 2012
Balance, beginning	$1,024,294	$-
Issuance costs – cash	886,733	1,083,936
Issuance costs – warrants	66,278	-
Issuance costs allocated to additional paid in capital	(102,670)	-
Amortization of issuance costs	(346,789)	(59,642)
Effect of foreign exchange	(85,823)	-
	$1,442,023	$1,024,294

On September 20, 2012, the Company completed the offering of $10,051,262 (CAD$10,000,000) convertible debentures (the “2012 Notes”). The 2012 Notes mature on September 20, 2017. The 2012 Notes bear interest at a rate of 10% per year, payable semi-annually on March 31 and September 30, starting March 31, 2013. As at December 28, 2013, accrued interest of $264,143 (2012 - $277,513) (CAD$281,471) (2012 – CAD$277,397) was included in accrued liabilities. During the year ended December 31, 2012, the Company paid a total of $1,083,936 (CAD$1,019,069) in cash issuance costs which have been recorded as deferred debt issuance costs.

On February 26, 2013, the Company completed an offering of $4,943,643 (CAD$5,000,000) convertible debentures (the “2013 Notes”). The 2013 Notes mature on September 30, 2017. The 2013 Notes bear interest at a rate of 10% per year, payable semi-annually on March 31 and September 30, starting September 30, 2013. As at December 28, 2013, accrued interest of $114,412 (CAD$121,918) was included in accrued liabilities. The Company paid a total of $427,049 (CAD$487,830) in cash issuance costs which have been recorded as deferred debt issuance costs.

Holders of the 2012 Notes and 2013 Notes have the option to convert at a price of $2.85 (CAD$2.90) per common shares in the capital of the Company at any time prior to the maturity date. The Company may redeem the 2012 Notes and the 2013 Notes after September 30, 2015 provided that the market price at the time of the redemption notice is not less than 125% of the conversion price. The conversion rate is subject to standard anti-dilution provisions.

The 2012 Notes and 2013 Notes are secured by a Guaranty and Security Agreement signed with the Company’s wholly-owned subsidiary, Crailar Inc. (“CI”), a Nevada incorporated company. CI provides a security interest over its assets, having an aggregate acquisition cost of no less than $5,500,000, as security for its guarantee obligation which shall rank in priority to all other indebtedness of CI.

The 2012 Notes and 2013 Notes do not contain a beneficial conversion feature, as the fair value of the Company’s common stock on the date of issuance was less than the conversion price. All proceeds from the notes were recorded as a debt instrument.

On July 26, 2013, the Company closed a convertible debenture offering for gross proceeds of $3,363,606 (CAD$3,535,000) (the “2013A Notes”). The 2013A Notes will mature on July 26, 2016 and will accrue interest at a rate of 10% per year, payable semi-annually in arrears on March 31 and September 30 commencing September 30, 2013. As at December 28, 2013, accrued interest of $80,893 (CAD$86,200) was included in accrued liabilities. At the holder’s option, the debentures may be converted into common shares in the capital of the Company at any time up to the earlier of the maturity date and the business day immediately preceding the date specified by the Company for redemption of the debentures. The conversion price, will be CAD$1.25 per share.

CRAiLAR TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 2013
(In US Dollars)

In addition, the Company issued 800 transferable common share purchase warrants (each, a “Warrant”) for each CAD$1,000 of principal amount, resulting in an aggregate of 2,828,000 Warrants, with each Warrant entitling the holder thereof to purchase one additional Share (each, a “Warrant Share”) at an exercise price of $2.00 per Warrant Share until July 26, 2016. The Company determined the fair value of the warrants to be $974,387 (CAD$1,003,910) using the Black-Scholes Option Pricing Model with the following assumptions: Expected dividend yield – 0; expected stock price volatility – 56%; risk-free interest rate – 0.59%; expected life – 2.83 years.

The proceeds were allocated to the 2013A Notes and the Warrants based on their relative fair values and accordingly, $2,295,309 (CAD$2,757,300) was allocated to the 2103A Notes and $754,829 (CAD$777,700) was allocated to the Warrants and recorded as a reduction in the 2013A Notes and an increase in additional paid-in capital.

The Company incurred a total of $440,139 in issuance and commission costs relating to the 2013A Notes. This included $373,861 in cash issuance costs and the fair value of 192,360 broker’s warrants of $66,278. Each broker’s warrant entitles the holder to purchase one common share for $1.25 per share for three years from the date of issuance. The fair value of the brokers’ warrants was calculated using the Black-Scholes Option Pricing Model with the following assumptions: expected dividend yield – 0; expected stock price volatility – 56%; risk-free interest rate – 0.59%; expected life – 2.83 years. The allocation of the 2013A Note issuance costs were based on the relative fair value of the 2013A Notes and the Warrants accordingly, $337,469 was allocated to deferred debt issuance costs and $102,670 was allocated to additional paid-in capital.

The 2013A Notes included a continuing security interest in the Company’s assets. On December 17, 2013 the Guaranty and Security Agreement was amended to only include certain specific assets held by the Company which had an acquisition cost of $3,922,240. As consideration for the modification, the conversion price of the debentures was amended to $1.25 per warrant. The Company determined the fair value of the additional debt discount to be $79,931 using the Black-Scholes Option Pricing Model with the following assumptions: Expected dividend yield – 0; Expected stock price volatility – 56%; Risk-free interest rate – 0.59%; Expected life – 2.42 years.

During the year ending December 28, 2013 the Company recorded amortization of the 2013A Notes debt discount in the amount of $94,030 which was included in interest expense.

During the year ended December 28, 2013, the Company recorded $346,789 (2012: $59,642) in interest expense for the amortization of deferred issuance costs.

10.	Common Stock

During the year ended December 28, 2013, the Company issued shares of common stock as follows:

a)

The Company closed a private placement with a closing date of December 20, 2013 for 3,333,333 units for aggregate gross proceeds of $1,879,400 (CAD$2,000,000). Each unit is comprised of one common share and one common share purchase warrant of the Company. Each warrant entitles the holder thereof to acquire one common share of the Company at an exercise price of CAD$0.70 per common share for a term of five years. The Company used the residual method to value the warrants and determined the value to be nominal.

CRAiLAR TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 2013
(In US Dollars)

b)

The Company issued a total of 196,000 common shares pursuant to the exercise of employee and consultants’ options between the exercise prices of $0.87 and $1.17 per share for gross proceeds of $192,871. Of this amount, a total of 166,000 options with total proceed of $163,020 were exercised by the directors and officers of the Company.

c)	The Company issued 37,500 common shares pursuant to the exercise of warrants with an exercise price of $1.25 per share for proceeds of $46,875.

During the year ended December 31, 2012, the Company issued shares of common stock as follows:

a)

The Company closed three tranches of a private placement with the last closing on October 10, 2012 for 1,067,774 units for aggregate gross proceeds of $2,359,780. Proceeds of $64,050 were included in subscription receivable as at December 31, 2012. This was subsequently written off during the year ended December 28, 2013. Each unit is comprised of one common share and one half of one common share purchase warrant of the Company. Each warrant entitles the holder thereof to acquire one common share of the Company at an exercise price of $3.45 per common share for a term of two years. The fair value of the warrants was estimated to be $280,496 using the Black Scholes option pricing model, a 2 year term, an expected volatility of 66% to 67% and a risk free interest rate of 0.23% to 25%. The fair value of the warrants was recorded in the derivative liability as the warrants have an exercise price in a currency other than the Company’s functional currency.

b)

The Company issued 821,299 common shares pursuant to the exercise of employee and consultants’ options between $0.87 and $2.77 per share for proceeds of $868,768, of this a total of 565,635 options for total proceeds of $608,376 were exercised by the directors and officers of the Company.

c)	The Company issued 648,591 common shares pursuant to the exercise of warrants with an exercise price between $1.20 and $1.38 per share for proceeds of $859,285.

Warrants

Stock purchase warrants outstanding at December 28, 2013 are summarized as follows:

		Weighted Average
		Remaining
Range of Exercise Prices	Number of Warrants	Contractual Life
$0.70 - $3.45	6,887,580	3.60 years

CRAiLAR TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 2013
(In US Dollars)

A summary of the Company’s stock purchase warrants are as follows:

		Weighted-
		Average
	Shares	Exercise Price
Warrants outstanding at December 31, 2011	3,294,229	3.57
Warrants granted during the year	541,167	3.42
Warrants expired during the year	(29,957)	1.38
Warrants exercised during the year	(648,591)	1.32
Warrants outstanding at December 31, 2012	3,156,848	4.02
Warrants granted during the year	6,353,963	0.96
Warrants expired during the year	(2,585,731)	4.17
Warrants exercised during the year	(37,500)	1.25
Warrants outstanding at December 28, 2013	6,887,580	1.15

11.              Stock Options

Amended 2011 Fixed Share Option Plan

On June 26, 2012, the board amended the Company’s 2011 Fixed Share Option Plan to increase the number of common shares reserved for the issuance under the Company’s 2011 Fixed Share Option Plan from 8,224,240 to 8,512,976 thereunder. On September 9, 2013, the board further amended the Company’s 2011 Fixed Share Option Plan to increase the number of common shares reserved for the issuance under the Company’s 2011 Fixed Share Option Plan from 8,512,976 to 8,894,539 thereunder and to remove the vesting schedule attached as Schedule “B” to the 2011 Fixed Share Option Plan. All other terms of the 2011 Fixed Share Option Plan will remain unchanged.

The fair value of options issued during the years ended December 28, 2013 and 2012 were determined using the Black-Scholes option pricing model with the following assumptions:

	Year ended	Year ended
	December 28, 2013	December 31, 2012
Risk-free interest rates	0.75% to 0.90%	0.18% to 0.39%
Volatility factor	63% to 66%	74% to 75%
Expected life of options, in years	4.20	4.17
Weighted average fair value of options granted	$1.15	$1.34

During the year ended December 28, 2013, the Company granted a total of 285,000 (2012 – 1,849,500) common stock options to directors, officers, employees, eligible consultants, exercisable between $2.24 to $2.30 per share (2012 - $2.23 to $2.31), with a term of five years and an estimated fair value of $328,757 (2012 - $1,973,289).

During the year ended December 28, 2013, 2,253,762 (2012 – 303,250) options vested. Total expense of $1,889,307 (2012 - $325,724) was recorded as stock-based compensation, $1,582,705 (2012 - $279,914) was charged to salaries and benefits expense and $306,602 (2012 - $45,810) was charged to consulting and contract labor expense.

CRAiLAR TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 2013
(In US Dollars)

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

The fair value of options issued during the year ended December 31, 2012 was determined using the Black-Scholes option pricing model with the following assumptions:

Year ended
December 31, 2012
Risk-free interest rates	0.78% to 0.92%
Volatility factor	88% to 89%
Expected life of options, in years	5
Weighted average fair value of options granted	$2.14

During the year ended December 28, 2013, the Company granted a total of nil (2012 - 125,000) common stock options to directors, officers, employees, eligible consultants, exercisable at $1.31 to $2.09 per share, with a term of five years with an estimated fair value of $nil (2012 - $210,136).

During the year ended December 28, 2013, 25,000 (2012 – 85,423) options vested. Total expense of $38,273 (2012 – $210,275) was recorded as stock-based compensation and $38,273 (2012 – $210,275) was charged to salaries and benefits expense.

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

The fair value of options issued during the years ended December 31, 2012 were determined using the Black-Scholes option pricing model with the following assumptions:

Year ended
December 31, 2012
Risk-free interest rates	0.90% to 0.1.56%
Volatility factor	68% to 91%
Expected life of options, in years	5
Weighted average fair value of options granted	$1.66

CRAiLAR TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 2013
(In US Dollars)

During the year ended December 28, 2013, 500,000 (2012 - 862,356) options vested. Total expense of $77,067 (2012 - $1,861,820) was recorded as stock-based compensation, $77,067 (2012 - $1,602,219) was included in salaries and benefits expense and $nil (2012 - $259,601) was included in consulting and labour expense.

A summary of the Company’s stock options are as follows:

		Weighted-Average
	Shares	Exercise Price
Options outstanding, December 31, 2011	5,281,945	$1.48
Options exercised during the year	(821,229)	1.06
Options granted during the year	1,974,500	2.25
Options cancelled during the year	(19,173)	1.93
Options outstanding, December 31, 2012	6,416,043	1.77
Options exercised during the year	(196,000)	0.98
Options granted during the year	285,000	2.25
Options cancelled/expired during the year	(36,244)	2.09
Options outstanding, December 28, 2013	6,468,799	1.81

December 28, 2013
Options Outstanding				Options Exercisable
Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (yr.)	Price	Exercisable	Price
$0.87 - $3.05	6,468,799	2.46	$1.81	6,301,720	$1.81

December 31, 2012
Options Outstanding				Options Exercisable
Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (yr.)	Price	Exercisable	Price
$0.87 - $3.05	6,416,043	4.98	$1.77	4,304,990	$1.69

12.	Business Combination

On December 1, 2013 the Company acquired the assets of Schrurs NV, a textile company located in Ieper, Belgium, by means of an asset purchase agreement. The assets purchased include all of the production equipment, computer equipment and the rights to all of the employee contracts. The purchase price of the assets of Schrurs NV was settled by the Company assuming outstanding debt of $1,172,081 (€861,551). The general decline in the textile business in Europe had left assets available at a favorable price for the Company. This acquisition resulted in a bargain purchase gain of $425,909 as follows:

CRAiLAR TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 2013
(In US Dollars)

Fair value of assets acquired	$1,797,121
Fair value of debt assumed	(1,172,081)
Deferred income tax liability	(199,131)
Bargain purchase gain	$425,909

Under the terms of the asset purchase agreement, for a term of five years from the closing date of December 1, 2013, the repayment of the debt assumed by the Company shall be made in accordance with the terms of such debts and / or the repayment terms agreed upon between the seller and the respective creditors of the seller’s debts. On the fifth anniversary of the closing date, the aggregate outstanding amount under the seller’s debts at that point in time, shall be repaid in whole by the Company to the respective creditors of the seller’s debts. Between December 1, 2013 and December 28, 2013, no payments were made.

At December 28, 2013 the debt assumed consists of the following, including a foreign exchange effect of $13,596:

Bank line of credit, bearing interest at 3.25%, repayable June 25, 2014	$313,088
Bank term loans, bearing interest ranging from 3.1% to 4.55%, repayable between
September 2014 and August 2022.	712,881
Loan payable on demand bearing interest at 4% per annum	90,897
Loan payable on demand bearing no interest	68,810
1,185,676
Less: current portion	634,486
$551,190

All of the above debt is denominated in Euros.

13.	Commitments

a)                    Leases

The Company is committed to lease payments totaling approximately $1,930,000 for premises under lease. The minimum lease payments over the next five years are as follows:

2014	$296,579
2015	209,539
2016	209,539
2017	209,539
2018	209,539
Total	$1,134,735

b)	National Research Council of Canada (“NRC”)

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

CRAiLAR TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 2013
(In US Dollars)

Technology License Agreement

On November 1, 2006, the Company entered into a technology license agreement with the NRC. The license agreement provides the Company a worldwide license to use and sublicense the NRC technology called CRAiLAR®. The Company paid an initial $20,525 (CAD $25,000) fee and will pay an ongoing royalty of 3% on sales of products derived from the CRAiLAR® process to the NRC with a minimum annual payment set at $14,750 (CAD$15,000) per year in two installments. During the year ended December 28, 2013 the Company paid $7,375 (CAD$7,500) and accrued $7,375 (CAD$7,500) of the minimum annual royalty.

14.                    Income Taxes

As at December 28, 2013, the Company has estimated Canadian tax loss carry forwards for tax purposes of approximately $21,672,697 (2012 - $17,964,466) which expire between 2014 and 2033. Tax losses may be applied against future taxable income. Management has determined that the realization of the potential deferred tax assets resulting from these losses and other temporary differences is uncertain at this time, and cannot be viewed as more likely than not. Accordingly, the Company has recorded a full valuation allowance for the potential deferred tax asset.

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	2013	2012
Loss before income taxes	$15,169,933	$9,315,360
Combined Canadian and US corporate tax rate	30.48%	28.85%
Expected income tax recovery	(4,623,968)	(2,654,878)

Increase (decrease) resulting from:
Permanent differences and others	255,649	468,899
Change in valuation allowance	5,155,729	2,324,647
Impact of foreign exchange changes	(564,191)	(101,609)
Impact of tax rate changes	(223,219)	(37,059)
Future income tax expense	$-	$-

CRAiLAR TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 2013
(In US Dollars)

The tax effects of temporary differences that give rise to the Company’s future tax asset (liability) are as follows:

	2013	2012
Property and equipment, and intangible assets	$(168,845)	$89,513
Research and development costs	999,811	806,068
Share issue costs	165,590	196,805
Other finance costs	1,883	124,546
Loss carry forwards	10,999,463	5,824,372
	11,997,902	7,041,304
Valuation allowance	(12,197,033)	(7,041,304)
	$(199,131)	$-

The Company’s non-capital losses expire as follows:

Year of Expiry	Canada	USA
2014	$992,010	$-
2015	1,119,758	-
2026	1,219,361	-
2027	1,346,174	-
2028	2,160,578	-
2029	2,744,383	-
2030	1,873,136	75,478
2031	2,960,048	594,348
2032	2,443,098	3,476,071
2033	4,814,151	9,361,551
	$21,672,697	$13,507,448

15.                    Related Party Transactions

During the year ended December 28, 2013, $1,513,412 (2012 - $1,410,203) was incurred as remuneration to officers and directors of the Company. Of this amount, $1,455,282 (2012 - $1,410,203) is recorded in salaries and benefits expense.

During the year ended December 28, 2013, $1,382,147 (2012 - $1,681,761) was recorded as stock-based compensation to officers and directors of the Company. Of this amount, $1,382,147 (2012 - $1,681,761) is recorded in salaries and benefits expense.

Refer to Note 8.

16.                    Subsequent Events

a)	On January 20, 2014, the TSX-V approved the Company’s proposal to issue 181,666 bonus shares at to Mr. Robert Edmunds in consideration of the CAD$545,000 convertible promissory note (Note 8).

CRAiLAR TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 28, 2013
(In US Dollars)

b)

Subsequent to year end, the Company received $2,197,153 (€1,597,000) pursuant to a loan agreement entered into with IKEA Supply AG (“IKEA”) with an effective date of November 29, 2013. The loan bears an interest rate of 1.9% per annum and is payable in monthly installments of €11,000 from December 20, 2014 through June 20, 2016 with the remainder due in full on June 25, 2016. IKEA agreed to loan the Company $3,028,300 (€2,190,000) leaving $831,147 (€593,000) as an unused credit facility. The loan is secured by assets purchased with the proceeds, as well as a portion of the secured assets used to secure the 2013A Notes.

c)

On March 20, 2014, the Company completed a private placement equity financing consisting of the sale of 2,515,000 units at $1.25 per unit for gross proceeds of $3,143,750. Each Unit is comprised of one common share and one-half of one transferable common share purchase warrant of the Company, and each whole warrant will entitle the holder thereof to purchase one additional common share of the Company at an exercise price of $1.75 per warrant share for a period of two years from closing, that is, until March 20, 2016. In addition, finders’ fees of an aggregate of 176,400 shares were issued to certain finders in conjunction with the closing of this private placement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.                   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Kenneth Barker, our Chief Executive Officer, and Theodore Sanders, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective as of December 28, 2013.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act.

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 28, 2013.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. This attestation report by our registered public accounting firm was not required pursuant to rules of the SEC that permit us to provide only our management’s report on internal control over financial reporting.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action by implementing additional enhancements or improvements, or deploying additional human resources as may be deemed necessary.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 28, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held are as follows:

Name	Age	Position with the Company
Kenneth C. Barker	57	Chief Executive Officer and a Director
Jason Finnis	42	President/Chief Innovation Officer and a Director
Theodore Sanders	59	Chief Financial Officer and Treasurer
Guy Prevost	55	Corporate Controller and Compliance Officer
Jay Nalbach	42	Chief Marketing Officer
Robert Edmunds	55	Director
Jeremy Jones	59	Director
Peter C. Moore	69	Director
Lesley Hayes	51	Director and Chairperson

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

Kenneth C. Barker. Mr. Barker has been our Chief Executive Officer since August 24, 2006, and a member of our Board of Directors since January 11, 2006. Mr. Barker has over twenty years of apparel experience, including merchandising, sourcing and full profit and loss responsibility, public market experience and corporate governance. Mr. Barker was the co-president of The Meriwether Group, Inc. of Portland, Oregon from April 2005 until June 2010, which is a corporate investment and business acceleration consulting firm. From approximately October 2003 through March 2005, Mr. Barker was the head of apparel for the North American region for adidas International, where he was responsible for all strategic product and marketing functions within the region. His duties also included providing overall apparel direction and strategy for the adidas North American apparel business, creation of the global brand vision of apparel, and being responsible for sales delivery and brand strategy in the North American marketplace. From approximately January 2001 to October 2003, Mr. Barker was the director of apparel for adidas America, where he was responsible for overall profit and loss for the entire apparel business in the United States. Mr. Barker also previously worked for adidas Canada Limited in Toronto, Canada and Levi Strauss & Co.

Jason Finnis. Mr. Finnis has been a member of the Board of Directors since December 15, 2000, our President since March 31, 2004 and our Chief Innovation Officer since September 7, 2011. He previously served as our Chief Operating Officer from December 7, 2005 until September 7, 2011. Mr. Finnis has been working as an entrepreneur in the natural fiber industry since 1994. In 1998, he co-founded Hemptown Clothing, which, after several name changes reflecting changing business focus, became CRAiLAR Technologies Inc. in 2012. Mr. Finnis now guides the company’s development of innovative applications for sustainable bast fiber, cellulose pulp, and their resulting byproducts. In this capacity, he works closely with CRAiLAR’s research partners, including the NRC, the U.S. Department of Agriculture’s Agricultural Research Service, and customers to identify unique applications for CRAiLAR Flax among a range of apparel and industrial global brands. Mr. Finnis attended the University of Victoria in the faculty of Fine Arts and possesses broad experience in textile fiber production, processing, apparel manufacturing, marketing and sales.

Theodore Sanders. Mr. Sanders was appointed our Chief Financial Officer on March 1, 2013 and was appointed our Treasurer on November 6, 2013. Mr. Sanders brings 20 years of financial management experience in publicly traded and private businesses from startups to multi-billion dollar global companies. Mr. Sanders brings to our executive management team a proven track record of success, most recently as Chief Financial Officer of U.S. Auto Parts Network, Inc. (NASDAQ: PRTS), an internet provider of aftermarket auto parts, from February 2009 to January 2012, where revenues doubled during his three-year tenure to more than $325 million through organic growth and acquisition, and as Chief Financial Officer at PCM Inc. (NASDAQ: PCMI) from May 1997 to June 2007, where he oversaw revenues of $1.2 billion, acquisitions and subsidiary IPOs with a team of 60 during his ten year tenure. Mr. Sanders received a Bachelor of Science, Business Administration from Nichols College (Massachusetts) and is a Certified Public Accountant.

Guy Prevost. Mr. Prevost was a member of our Board of Directors from November 2005 to November 6, 2013. Since March 1, 2013, he has been our Corporate Controller and Compliance Officer. Previously, from May 2, 2005 to March 1, 2013, he served as our Chief Financial Officer. Mr. Prevost has over twenty-five years of public market experience in accounting, finance and corporate governance. Mr. Prevost’s duties and responsibilities on our behalf will generally entail financial reporting and establishing internal procedures and controls. Mr. Prevost is a member of the Certified General Accountants Association of British Columbia and Canada.

Jay Nalbach. Mr. Nalbach has been our Chief Marketing Officer since August 31, 2011. Mr. Nalbach has more than 16 years of experience in the sports and fashion industries, mostly recently serving as Brand Director at adidas Group Japan KK from February 2009 to January 2011 leading the execution of subsidiary brand Reebok’s first ever 360-degree product and marketing campaigns in Japan. Before this, he was Global Head of Men’s Lifestyle Footwear for Reebok International from July 2006 to February 2009 during the critical period of Reebok post-acquisition by adidas. Mr. Nalbach has also held senior roles with adidas AG in Portland, Oregon, U.S.A. from 1995 to 1997, Amsterdam, Netherlands from 1997 to 2000 and London, England from 2000 to 2003, including key work with Reebok, adidas Originals, Foot Locker Europe, in footwear, apparel, supply chain and account management. Mr. Nalbach also worked as European Key Account Director with Fila Spa from 2003 to 2006 in London, England, where he was responsible for developing the firm’s world-class management team and increasing its market share in the athletic footwear and apparel category. Mr. Nalbach graduated from Boston University in 1993 with a B.A. degree in Pure and Applied Mathematics and German.

Robert Edmunds. Mr. Edmunds has been a member of the Board of Directors since December 15, 2000 and previously our Chief Financial Officer until his resignation effective April 27, 2005. Mr. Edmunds received a Chartered Accountant designation in 1992. He worked as the proprietor of a public practice from 1992 through 1998. Since 1998, Mr. Edmunds has been an independent consultant with No Drama Media Corporation, providing Chief Financial Officer services, as well as business strategy, financial planning and accounting services for various clients in the entertainment and E-commerce industries.

Jeremy Jones. Mr. Jones has been one of our directors since August 5, 2009 and was on our Advisory Board from March 2009 to August 2009. Since August 2009, Mr. Jones has been Chairman and Chief Executive Officer of Nitride Solutions Inc., a company he founded that is commercializing a low-cost, high volume manufacturing process for Aluminum Nitride, an enabling material for next generation LEDs, communication and power electronic. Prior to Nitride Solutions Inc., Mr. Jones was Vice President of Koch Genesis, the venture arm of Koch Industries, Inc. (“Koch”), from 2007 through 2009. At Koch, he was responsible for deal sourcing, diligence and structuring in areas such as renewable fuels, biopolymers, medical textiles and advanced fibers for Koch’s operating businesses INVESTA, Georgia-Pacific and Flint Hills Resources. Prior to Koch, Mr. Jones was in leadership and corporate officer roles in Fortune 500 companies such as Polaroid, Motorola and Cabot Microelectronics, where he built several businesses in optical and electronic materials, as well as in start-ups such as Crosslink, a St. Louis company commercializing conductive polymer materials. Mr. Jones holds a Bachelor’s Degree in Mechanical Engineering and a Master’s Degree in Materials Engineering from Worcester Polytechnic Institute and an MBA from Babson College’s F.W. Olin Graduate School of Business.

Peter C. Moore. Mr. Moore has been one of our directors since July 11, 2006, and was on our Advisory Board from October 2004 to July 2006. Mr. Moore has been the President of What’a Ya Think Inc? (“WYTI”) since 2008. WYTI is a design firm specializing in brand image work including symbols. They have been retained by adidas A.G. and have done work for several brands within the adidas Group, including the Taylor Made brand and the Reebok brand as well as working on image and direction for brands including Rogue Ales, and Specialized bicycles. We believe Mr. Moore is generally considered one of the top branding and design experts in the industry. He has over twenty years of footwear and apparel experience, including design and development, involving Nike, adidas and several other prominent brands and concepts in sportswear history. His roles have included creative director at Nike (Air Jordan, Nike Air). Mr. Moore was one of two individuals responsible for creation of the Air Jordan concept during the mid-1980s after which he subsequently left with a colleague to form Sports Inc., a sports marketing company in Portland, Oregon. Mr. Moore was also previously the Chief Executive Officer of adidas North America and Worldwide Creative Director of adidas AG.

Lesley Hayes. Ms. Hayes served as a member of our Board of Directors and as our Vice President of Communications from December 15, 2000 through February 20, 2004. On November 6, 2013, Ms. Hayes was appointed as a member of the Board of Directors and as the non-executive Chairperson of our Board of Directors. Ms. Hayes has been the COO of NoDramaMedia Ltd. since 2002, providing financial and mentoring services to a number of private and public companies. Ms. Hayes has founded and grown a number of private and public companies in her career, and as an owner and/or director of these firms has raised over $150 million, managed an IPO as VP Technology, and created shareholder value in a hostile takeover process. From 1999 to 2002, Ms. Hayes was Practice Manager Creative Services for Burntsand Inc. where she managed a team of 20 web interface designers. Over the past 10 years, Ms. Hayes has served as a director and audit committee member of a number of public companies including Vicom Multimedia Inc. from 1993 to 1999, Tyler Resources Inc. from 1997 to 2008 and Northern Abitibi Mining Corp. (TSX-V: NAI) from 1996 to present. Ms. Hayes’ education includes completing the Canadian Securities Course in 2002 and three masters level accounting courses, Financial Accounting, Managerial Accounting and Operations Accounting while obtaining her MBA at the University of Calgary/University of Alberta joint MBA program, which she received in May 2007. She is currently enrolled in the Ph.D. program at Athabasca University studying Entrepreneurial Leadership. Ms. Hayes is deeply involved in global entrepreneurship education, chairing the global Leadership committee for the Entrepreneur’s Organization, leading events in North and South America, Europe and Asia.

Term of Office

All of our directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Family Relationships

Ms. Hayes and Mr. Edmunds are married to each other. Mr. Finnis is married to Larisa Harrison, who was a director and an executive officer of our Company until November 6, 2013. Otherwise, there are no family relationships among our directors or executive officers.

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

Significant Employees

The Company does not have any significant employees other than the officers disclosed above.

Audit Committee

Messrs. Edmunds and Jones are the members of our audit committee. The Board of Directors has determined that all of the audit committee members qualify as independent audit committee members under the listing standards of the NYSE MKT. The Board of Directors has determined that Mr. Robert Edmunds, C.A., chairman of the audit committee, qualifies as a financial expert.

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

We have posted the text of the Code of Ethics on our Internet website at www.crailar.com Furthermore, upon request, we shall provide to any person without charge a copy of the Code of Ethics. Any such requests should be directed to Ms. Larisa Harrison, Corporate Administrative Officer and Corporate Secretary, Suite 305, 4420 Chatterton Way, Victoria, British Columbia, Canada V8X 5J2.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on the reports received by us and on the representations of the reporting persons, we believe that all such reports were timely filed during the fiscal year ended July 31, 2013, within two business days as required by the SEC, except as follows:

Name	Number of Late Reports	Number of Transactions Not Reported on Timely Basis
Larisa Harrison (1)	1	2
Jason Finnis	1	2
Kenneth Barker	1	2
Robert Edmunds	1	2

(1)

Ms. Harrison served as a director and as our Chief Administrative Officer and Secretary/Treasurer until November 6, 2013. Since November 6, 2013, she has served as our Corporate Administration Officer and Corporate Secretary, which is not an executive officer position.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Compensation Committee of our Board of Directors is responsible for the development and supervision of our approach to compensation for directors, officers and senior management as well as bonuses and any increases in compensation to employees or staff that would have a material impact on our expenses. The Compensation Committee shall review and make recommendations regarding compensation issues, in particular:

  compensation philosophy and policies;
  competitive positioning;
  annually review the performance of the CEO, the COO and the CFO on behalf of the Board;
  make recommendations to the Board for payment and awards to Senior Officers under the Company’s salary and incentive plans;
  make recommendations to the Board for annual aggregate incentive compensation payouts to management, including security based compensation arrangements, and profit sharing to employees; and
  make recommendations to the Board regarding Director compensation.

The Board assumes responsibility for reviewing and monitoring the long-range compensation strategy for our senior management although the Compensation Committee guides it in this role. Our Compensation Committee receives independent competitive market information on compensation levels for executives. It uses salary data of comparable private and public companies as a benchmark for setting executive compensation. This data is obtained from various sources including online research and market surveys.

Philosophy and Objectives

The compensation program for our senior management is designed to ensure that the level and form of compensation achieves certain objectives, including:

  attracting and retaining talented, qualified and effective executives;
  motivating the short and long-term performance of these executives; and
  better aligning their interests with those of our shareholders.

In compensating our senior management, we have employed a combination of base salary, bonus compensation and equity participation through its stock option plan.

Base Salary

In the Board’s view, paying base salaries which are competitive in the markets in which we operate is a first step to attracting and retaining talented, qualified and effective executives. Competitive salary information on comparable companies within the industry is compiled from a variety of sources, including surveys conducted by independent consultants and national and international publications.

Bonus Incentive Compensation

Our objective is to achieve certain strategic objectives and milestones. The Board will consider executive bonus compensation dependent upon our meeting those strategic objectives and milestones and sufficient cash resources being available for the granting of bonuses. The Board approves executive bonus compensation dependent upon compensation levels based on recommendations of the Compensation Committee, and such recommendations are generally based on survey data provided by independent consultants. Each Named Executive Officer (as defined below) receives a base salary and is also eligible for an annual bonus. Annual bonuses are calculated and approved by the Company’s compensation committee on a discretionary basis and can range from 25% to 125% of a Named Executive Officer’s base salary.

Equity Participation

We believe that encouraging our executives and employees to become shareholders is the best way of aligning their interests with those of our shareholders. Equity participation is accomplished through our 2011 Fixed Share Option Plan. Stock options are granted to executives and employees taking into account a number of factors, including the amount and term of options previously granted, base salary and bonuses and competitive factors. The amounts and terms of options granted are determined by the Compensation Committee. Given the evolving nature of our business, the Board continues to review and redesign the overall compensation plan for senior management so as to continue to address the objectives identified above.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee is comprised of Jeremy Jones (the committee chair), Robert Edmunds, and Lesley Hayes. No person who served as a member of our Compensation Committee during our fiscal year ended December 28, 2013 was a current or former officer or employee of our Company (except that Mr. Edmunds served as our Chief Financial Officer until his resignation from such position on April 27, 2005 and Ms. Hayes served as our Vice President of Communications from December 15, 2000 until February 20, 2004). Similarly, except for Mr. Robert Edmunds, no person who served as a member of our Compensation Committee during our fiscal year ended December 28, 2013 had any relationship requiring disclosure by us under Regulation S-K Item 404 (Transactions with Related Persons, Promoters and Certain Control Persons) in this annual report. Additionally, during our fiscal year ended December 28, 2013, there were no Compensation Committee “interlocks,” which generally means that no executive officer of our Company served: (a) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; (b) as a director of another entity which had an executive officer serving as a member of our Company’s Compensation Committee; or (c) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity which had an executive officer serving as a director of CRAiLAR.

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

By: Jeremy Jones (the committee chair), Robert Edmunds and Lesley Hayes.

Compensation of Named Executive Officers

The following table sets forth the compensation paid for Fiscal 2013 and Fiscal 2012 to (i) our Chief Executive Officer, (ii) our Chief Financial Officer and (iii) those other executive officers that earned in excess of $100,000 for the fiscal year ended December 28, 2013 (collectively, the “Named Executive Officers”):

Summary Compensation Table

				Option
Name and Principal				Awards
Position(s)	Year	Salary	Bonus	(1)	Total
Kenneth Barker,	2013	300,000	150,000	-	450,000
Chief Executive Officer	2012	275,000	125,000	549,204	949,204
Theodore Sanders,
Chief Financial Officer and Treasurer (2)	2013	187,500	-	264,767	452,267
Jason Finnis,	2013	174,812	48,082	-	222,894
President & Chief Innovation Officer	2012	165,145	65,333	232,604	463,802
Guy Prevost,	2013	174,812	30,597	-	205,409
(former CFO) Corporate Controller and Compliance Officer (3)	2012	165,145	65,333	226,143	456,621
Larisa Harrison,	2013	121,388	30,347	-	151,735
(Former Chief Administrative Officer) (4)	2012	117,590	50,257	200,298	368,145
Jay Nalbach,	2013	180,000	49,500	-	229,500
Chief Marketing Officer	2012	165,000	25,000	193,837	383,837

(1)

Amounts presented in this column represent the fair value as of the grant date of such stock options determined in accordance with Financial Accounting Standards Board Accounting Standards Codification 718 Compensation—Stock Compensation (“FASB ASC 718”). For a discussion of valuation assumptions used in the calculations, see Note 2 to our consolidated financial statements included with this Annual Report. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	Mr. Sanders was appointed as Chief Financial Officer on March 1, 2013 and as Treasurer on November 6, 2013.

(3)	Mr. Prevost served as our Chief Financial Officer until March 1, 2013 but has served as Corporate Controller and Compliance Officer since March 1, 2013.

(4)

Ms. Harrison served as our Chief Administrative Officer and Secretary/Treasurer until November 6, 2013. Since November 6, 2013, she has served as our Corporate Administration Officer and Corporate Secretary, which is not an executive officer position.

Stock Option Grants

We granted options to purchase shares of our common stock to the Named Executive Officers in the fiscal year ended December 28, 2013 as set out in the table below. The options vest over a twelve-month period with 1/12th of the aggregate amount vesting monthly on the last day of each month from the date of grant.

Grants of Plan-Based Awards

		Number of		Grant
		Securities		Date Fair
		Underlying	Exercise	Value of
Name	Grant Date	Options	Price	Option
Theodore Sanders, Chief Financial Officer and Treasurer (1)	March 1, 2013	200,000	$2.24	$1.32

(1) Mr. Theodore Sanders was appointed as our Chief Financial Officer on March 1, 2013 and as our Treasurer on November 13, 2013.

Outstanding Equity Awards Held by Named Executive Officers at Fiscal Year End

The following table sets forth information as at December 28, 2013, relating to outstanding equity awards held by each Named Executive Officer:

			Option
			Awards
			Equity
			Incentive
			Plan
			Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option	Option
	Options	Options	Unearned	Exercise	Expiration
	Exercisable	Unexercisable	Options	Price	Date
Name	(#)	(#)	(#)	($)	(mm/dd/yyyy)
Kenneth Barker	500,000	-	-	$1.17	10/20/2014
	250,000	-	-	$0.96	08/26/2015
	500,000	-	-	$0.87	11/25/2015
	125,000	-	-	$1.55	04/08/2016
	325,000	-	-	$2.77	08/19/2016
	425,000	-	-	$2.23	10/11/2017

Ted Sanders (1)	166,668	33,332	-	$2.24	03/01/2018

Jason Finnis	300,000	-	-	$1.17	10/20/2014
	119,939	-	-	$1.02	08/09/2015
	125,000	-	-	$0.87	11/25/2015
	100,000	-	-	$1.55	04/08/2016
	125,000	-	-	$2.77	08/19/2016
	180,000	-	-	$2.23	10/11/2017

Guy Prevost	255,000	-	-	$1.17	10/20/2014
	175,000	-	-	$1.55	04/08/2016
	125,000	-	-	$2.77	08/19/2016
	175,000	-	-	$2.23	10/11/2017

Larisa Harrison (2)	119,938	-	-	$1.02	08/09/2015
	125,000	-	-	$0.87	11/25/2015
	125,000	-	-	$2.77	08/19/2016
	155,000	-	-	$2.23	10/11/2017

Jay Nalbach	100,000	-	-	$2.77	08/19/2016
	150,000	-	-	$2.23	10/11/2017

(1)	The option granted to Mr. Sanders vests over a twelve-month period with 1/12th of the aggregate amount vesting monthly on the last day of each month from the date of grant, which was March 1, 2013.

(2)

Ms. Harrison served as our Chief Administrative Officer and Secretary/Treasurer until November 6, 2013. Since November 6, 2013, she has served as our Corporate Administration Officer and Corporate Secretary, which is not an executive officer position.

Option Exercises

The following table sets forth information regarding the exercise of stock options by each Named Executive Officer on an aggregated basis during the year ended December 28, 2013:

	Number of
	Shares	Value
	Acquired on	Realized on
Name	Exercise	Exercise
	(#)	($)
Kenneth Barker	130,000	$163,000
Theodore Sanders	-	-
Jason Finnis	13,000	19,000
Guy Prevost	10,000	11,100
Larisa Harrison (1)	13,000	19,000
Jay Nalbach	-	-

(1)

Ms. Harrison served as our Chief Administrative Officer and Secretary/Treasurer until November 6, 2013. Since November 6, 2013, she has served as our Corporate Administration Officer and Corporate Secretary, which is not an executive officer position.

Executive Services Agreements

Senior Executive Employment Agreement with Kenneth Barker

On April 2, 2012, we entered into a Senior Executive Employment Agreement with Kenneth Barker, with an initial term of five years, commencing on July 1, 2011. Pursuant to the terms of the agreement, Mr. Barker is to provide services as Chief Executive Officer of the Company. In consideration therefor, he is to receive a base salary of $250,000 per year. In the event that the Company terminates the agreement without just cause, or in the event of termination upon a change in control, the Company is required to pay Mr. Barker: (i) 24 months of his then base salary, (ii) the portion of any then declared and/or earned bonus (prorated to the end of the six-month period from the effective date of the termination) and (iii) any outstanding vacation pay and expenses as at the effective date of the termination. In addition, the Company is obligated to (i) maintain the group medical services plan and management employee benefits programs Mr. Barker is entitled to under the terms of the agreement for a period of one year from the effective date of the termination, and (ii) subject to the Company’s then stock option plan and the rules and policies of any regulatory authority and stock exchange having jurisdiction over the Company, allow for Mr. Barker to exercise any unexercised and fully vested portion of his stock options on the effective date of the termination at any time during 12 months from the effective date of the termination.

Senior Executive Employment Agreement with Jason Finnis

On April 2, 2012, we entered into a Senior Executive Employment Agreement with Jason Finnis, with an initial term of five years, commencing on July 1, 2011. Pursuant to the terms of the agreement, Mr. Finnis is to provide services as Chief Innovation Officer of the Company. In consideration therefor, he is to receive a base salary of CAD$150,000 per year. In the event that the Company terminates the agreement without just cause, or in the event of termination upon a change in control, the Company is required to pay Mr. Finnis: (i) 24 months of his then base salary, (ii) the portion of any then declared and/or earned bonus (prorated to the end of the six-month period from the effective date of the termination) and (iii) any outstanding vacation pay and expenses as at the effective date of the termination. In addition, the Company is obligated to (i) maintain the group medical services plan and management employee benefits programs Mr. Finnis is entitled to under the terms of the agreement for a period of one year from the effective date of the termination, and (ii) subject to the Company’s then stock option plan and the rules and policies of any regulatory authority and stock exchange having jurisdiction over the Company, allow for Mr. Finnis to exercise any unexercised and fully vested portion of his stock options on the effective date of the termination at any time during 12 months from the effective date of the termination.

Senior Executive Employment Agreement with Guy Prevost

On April 2, 2012, we entered into a Senior Executive Employment Agreement with Guy Prevost, with an initial term of five years, commencing on July 1, 2011. Pursuant to the terms of the agreement, Mr. Prevost is to provide services as Chief Financial Officer of the Company. In consideration therefor, he is to receive a base salary of CAD$150,000 per year. In the event that the Company terminates the agreement without just cause, or in the event of termination upon a change in control, the Company is required to pay Mr. Prevost: (i) 24 months of his then base salary, (ii) the portion of any then declared and/or earned bonus (prorated to the end of the six-month period from the effective date of the termination) and (iii) any outstanding vacation pay and expenses as at the effective date of the termination. In addition, the Company is obligated to (i) maintain the group medical services plan and management employee benefits programs Mr. Prevost is entitled to under the terms of the agreement for a period of one year from the effective date of the termination, and (ii) subject to the Company’s then stock option plan and the rules and policies of any regulatory authority and stock exchange having jurisdiction over the Company, allow for Mr. Prevost to exercise any unexercised and fully vested portion of his stock options on the effective date of the termination at any time during 12 months from the effective date of the termination.

Mr. Prevost resigned as Chief Financial Officer on March 1, 2013, but he continues to provide services as Corporate Controller and Compliance Officer pursuant to the terms of this agreement.

Senior Executive Employment Agreement with Jay Nalbach

On April 24, 2012, we entered into a Senior Executive Employment Agreement with Jay Nalbach, with an initial term of five years, commencing on August 1, 2011. Pursuant to the terms of the agreement, Mr. Nalbach is to provide services as Chief Marketing Officer of the Company. In consideration therefore, he is to receive a base salary of $150,000 per year. In the event that the Company terminates the agreement without just cause, the Company is required to pay Mr. Nalbach: (i) six months of his then base salary, less any required statutory deductions, if any, if the termination takes place within 24 months of the effective date of the agreement or 12 months of the then base salary, less any required statutory deductions, if any, thereafter, (ii) the portion of any then declared and/or earned bonus (prorated to the end of the six-month period from the effective date of the termination) and (iii) any outstanding vacation pay and expenses as at the effective date of the termination. In addition, the Company is obligated to (i) maintain the group medical services plan and management employee benefits programs Mr. Nalbach is entitled to under the terms of the agreement for a period of six months from the effective date of the termination if the termination takes places within 24 months of the effective date of the agreement or 12 months from the effective date of the termination if the termination take place more than 24 months after the effective date of the agreement, and (ii) subject to the Company’s then stock option plan and the rules and policies of any regulatory authority and stock exchange having jurisdiction over the Company, allow for Mr. Nalbach to exercise any unexercised and fully vested portion of his stock options on the effective date of the termination at any time during 12 months from the effective date of the termination.

Engagement of Theodore Sanders

We appointed Theodore Sanders as our Chief Financial Officer on March 1, 2013. In accordance with Mr. Sanders’ appointment, he will be paid a base salary of $225,000 per year and has been granted stock option to acquire up to 200,000 shares of common stock of the Company at an exercise price of $2.24 per share. This option vests over a twelve month period with 1/12th of the aggregate amount vesting monthly on the last day of each month from the date of grant and is exercisable for a period of up to five years from the date of grant. Mr. Sanders was appointed Treasurer or our Company on November 6, 2013.

Director Compensation

No compensation was paid to our directors in such year for their service as directors during fiscal year ended December 28, 2013. Our directors do not have specific compensation arrangements based on attendance at board or committee meetings or serving as a committee chair. From time to time directors may receive bonus payments or options, which are granted on a discretionary basis. The amount of any bonus payments or the number of options granted is based on the experience of the director, time spent on our matters and the compensation paid to other directors of companies in the industry. Our directors who are also Named Executive Officers do not receive any additional compensation for service as directors beyond what is disclosed above in relation to their service as officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 24, 2014, with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock indicated below opposite such person’s name, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of March 24, 2014, there were 50,679,097 shares of common stock issued and outstanding.

	Amount and Nature of		Percentage of
Name and Address of Beneficial Owner (1)	Beneficial Ownership(2)		Beneficial Ownership
Directors and Officers:
Kenneth Barker	2,141,299	(3)	4.1%
Jason Finnis	3,053,670	(4)	5.9%
Theodore Sanders	261,800	(5)	(*)
Guy Prevost	737,500	(6)	1.4%
Jay Nalbach	251,500	(7)	(*)
Robert Edmunds and Lesley Hayes (8)	2,564,807	(9)	5.0%
Jeremy Jones	80,000	(10)	(*)
Peter Moore	150,000	(11)	(*)
All Officers and Directors as a Group (9 individuals)	9,240,576	(12)	16.5%

5% or Greater Beneficial Owners
Dennis Howitt Trust
1221 Pinecrest SE,
Grand Rapids, Michigan, U.S.A., 49506	3,487,275	(13)	6.9%

Hydra Ventures B.V.
Hoogoorddreef 9a
1101 BA Amsterdam South East
The Netherlands	6,666,666	(14)	12.3%

(*) Less than 1%.

(1)

The address for each director and officer is Suite 305, 4420 Chatterton Way, Victoria, British Columbia, Canada, V8X 5J2. (2) Shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power.

(3)	This figure includes: (i) 16,299 shares of common stock; (ii) options to purchase 2,125,000 shares of common stock, which are exercisable within 60 days of March 24, 2014.

(4)	This figure includes (i) 1,578,793 shares of common stock; and (ii) options to purchase 1,474,877 shares of common stock, which are exercisable within 60 days of March 24, 2014.

(5)	This figure includes: (i) 61,800 shares of common stock; and (ii) options to purchase 200,000 shares of common stock, which are exercisable within 60 days of March 24, 2014.

(6)	This figure includes: (i) 7,500 shares of common stock; and (ii) options to purchase 730,000 shares of common stock, which are exercisable within 60 days of March 24, 2014.

(7)	This figure includes: (i) 1,500 shares of common stock; and (ii) options to purchase 250,000 shares of common stock, which are exercisable within 60 days of March 24, 2014.

(8)	Robert Edmunds and Lesley Hayes are married.

(9)

This figure includes: (i) 2,269,807 shares of common stock; (ii) options to purchase 135,000 shares of common stock, which are exercisable within 60 days of March 24, 2014; (iii) 10% convertible secured debenture of $100,000 convertible into 80,000 shares of common stock before July 26, 2016; and (iv) warrants to purchase 80,000 shares of common stock, which are exercisable within 60 days of March 24, 2014.

(10)	This figure includes: (i) 5,000 shares of common stock; and (ii) options to purchase 75,000 shares of common stock, which are exercisable within 60 days of March 24, 2014.

(11)	This figure includes: (i) 75,000 shares of common stock; and (ii) options to purchase 75,000 shares of common stock, which are exercisable within 60 days of March 24, 2014.

(12)

This figure includes: (i) 4,015,699 shares of common stock; (ii) options to purchase 5,064,877 shares of common stock, which are exercisable within 60 days of March 24, 2014; (iii) 10% convertible secured debenture of $100,000 convertible into 80,000 shares of common stock before July 26, 2016; and (iv) warrants to purchase 80,000 shares of common stock, which are exercisable within 60 days of March 24, 2014.

(13)	This figure consists of 3,487,275 shares of common stock.

(14)	This figure includes: (i) 3,333,333 shares of common stock; and (ii) warrants to purchase 3,333,333 shares of common stock, which are exercisable within 60 days of March 24, 2014.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Since January 1, 2012, except for the transactions described below and the transactions described in Item 11 “Executive Compensation” above, there has not been, nor is there any proposed transaction, where we (or any of our subsidiaries) were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any director, executive officer or holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

Effective on October 11, 2013 and December 4, 2013, we issued original Demand Convertible Promissory Notes (collectively, the “Original Edmunds Promissory Notes”) to Mr. Robert Edmunds, one of our directors, pursuant to loans to us in the aggregate principal amount of $523,521 (CAD$545,000) (collectively, the “Edmunds Loan”) bearing interest at a rate of 20% per annum. The Original Edmunds Promissory Notes provided that the Edmunds Loan and the interest thereunder must be repaid by us to Mr. Edmunds on demand. Pursuant to a Loan Extension and Bonus Share Agreement, dated for reference effective on December 18, 2013 (the “Loan Extension”; which together with the Original Edmunds Promissory Notes being, collectively, the “Underlying Edmunds Agreements”), and as a then condition precedent to the completion by us of a private placement with Hydra Ventures BV, which closed on December 20, 2013 (the “Private Placement”) Mr. Edmunds agreed to extend the term for repayment of the Edmunds Loan and the interest under the Original Edmunds Promissory Notes until the earlier of (i) one year from the completion of the Private Placement, and (ii) such time as we complete our next public offering of registered securities by way of a registration statement on Form S-1 of not less than $2,808,900 (CAD$3,000,000) in gross proceeds to us (the “New Term of the Edmunds Loan”) and, as additional consideration thereof, subject to TSX-V approval, allot and issue to Mr. Edmunds, as fully paid and non-assessable shares, an aggregate of up to 187,878 shares of our common stock (each a “Bonus Share”), representing a deemed value of 20% of the outstanding balance of the Loan and interest based on an agreed value and deemed issuance price of $0.56 (CAD$0.60) per Bonus Share (the “Bonus Share Issuance”). By letter dated January 20, 2014, the TSX-V approved the final Bonus Share Issuance by us to Mr. Edmunds of 181,666 shares of our common stock at a deemed value of $0.56 (CAD$0.60) per Bonus Share (the “TSX-V Approval”), which shares were issued on January 30, 2014. As a consequence of each of the completion by us of the Private Placement, effective on December 20, 2013, and the receipt of TSX-V Approval to the above-referenced Bonus Share Issuance, the parties agreed to provide for a new Amended And Restated Promissory Note, dated for reference January 21, 2014 (the “Edmunds Amended Promissory Note”), which bears interest at a rate of 20% per annum, and which is intended to fully amend and replace, in their entirety, each of the Underlying Edmunds Agreements.

During the year ended December 31, 2012, three directors of the Company advanced a total of $300,000 in loans to the Company on July 27, 2012 having an interest rate of 12% per annum and a maturity date of September 25, 2012. The loans were repaid on September 30, 2012 and the Company paid $5,780 in interest with respect to such loans.

Our Board of Directors reviews any proposed transactions involving related parties and considerers whether such transactions are fair and reasonable and in our best interests.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Dale Matheson Carr-Hilton LaBonte LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended December 28, 2013 and December 31, 2012. Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended	Year Ended
	December 28, 2013	December 31, 2012
Audit Fees	$120,000	$102,000
Audit-Related Fees	$38,500	$26,500
Tax Fees	$7,000	$12,400
All Other Fees	Nil	Nil
Total	$165,500	$140,900

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

ITEM 15.          EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibit	Document
No.
3.1	Notice of Articles *
3.2	Articles, as amended *
4.1	Convertible Debenture Indenture among CRAiLAR Technologies Inc. and Computershare Trust Company of Canada, dated September 20, 2012 (18)
4.2	Convertible Debenture Indenture among CRAiLAR Technologies Inc. and Computershare Trust Company of Canada, dated February 25, 2013 (16)
4.3	Form of Subscription Agreement for Secured Subordinated Convertible Debentures (February 25, 2013) (16)
4.4	Convertible Debenture Indenture among CRAiLAR Technologies Inc. and Computershare Trust Company of Canada, dated July 26, 2013 (19)
4.5	Form of Subscription Agreement for Secured Convertible Debentures (July 26, 2013) (19)
4.6	Form of Warrant (July 26, 2013) (19)
4.7	Amended and Restated Convertible Debenture Indenture among Crailar Technologies Inc. and Computershare Trust Company of Canada, dated December 23, 2013 (21)
4.8	Form of Subscription Agreement for December 20, 2013 private placement (21)
4.9	Form of Warrant for December 20, 2013 private placement (21)
10.1	Collaboration Agreement dated effective May 7, 2004 between Hemptown Clothing, Inc., and the National Research Council of Canada (1)
10.2	Renewed Collaboration Agreement dated effective December 7, 2007 between CRAiLAR Fiber Technologies Inc., and the National Research Council of Canada (1)
10.3	Amendment to the Renewed Collaboration Agreement dated effective February 19, 2010 between Naturally Advanced Technologies Inc. and the National Research Council of Canada (1)
10.4	Master Agreement for Technology Development between Alberta Research Council and CRAiLAR Fiber Technologies dated January 1, 2007 (2)
10.5	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Meriwether Accelerators LLC dated November 27, 2007 with effective date of August 24, 2007 (3)
10.6	2006 Stock Option Plan (4)
10.7	Letter Agreement dated September 2, 2008 between Naturally Advanced Technologies Inc. and Lipper/Heilshorn & Associates, Inc. (5)
10.8	Renewal of CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Meriwether Accelerators LLC dated October 14, 2008 (6)
10.9	2008 Fixed Share Stock Option Plan (7) CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Kenneth Barker,
10.10	dated for reference August 24, 2009 (9)
10.11	Service Agreement between Naturally Advanced Technologies Inc. and OrganicWorks Marketing LLC dated November 25, 2010 (9)

10.12	Equipment Lease and Location Sublease dated August 9, 2010 between Naturally Advanced Technologies Inc. and Eastern Flax of South Carolina, LLC. (10)
10.13	2010 Fixed Share Option Plan (11)
10.14	Lease Agreement, dated June 30, 2011 between 0702311 BC Ltd. and Naturally Advanced Technologies Inc. (13)
10.15	Office Lease Agreement dated August 8, 2011 between Naturally Advanced Technologies Inc. and MDW Properties, LLC. (13)
10.16	Lease Agreement dated July 1, 2011 between Naturally Advanced Technologies Inc. and Jessie Dale McCollough. (13)
10.17	2011 Fixed Share Option Plan, as amended*
10.18	Lease Agreement dated March 14, 2012 between Colony Square Investment Company, LLC and Naturally Advanced Technologies US Inc. (13)
10.19	Supply Agreement among CRAiLAR Technologies Inc. and Kowa Company Ltd., dated January 10, 2013 (14)
10.20	Development Agreement among CRAiLAR Technologies Inc. and Cotswold Industries Inc., dated February 10, 2013 (15)
10.21	Senior Executive Employment Agreement between the Company and Kenneth Barker, dated April 2, 2012 (18)
10.22	Senior Executive Employment Agreement between the Company and Guy Prevost, dated April 2, 2012 (18)
10.23	Senior Executive Employment Agreement between the Company and Jason Finnis, dated April 2, 2012 (18)
10.24	Senior Executive Employment Agreement between the Company and Larisa Harrison, dated April 2, 2012 (18)
10.25	Senior Executive Employment Agreement between the Company and Jay Nalbach, dated April 24, 2012 (18)
10.26	Senior Executive Employment Agreement between the Company and Tom Robinson dated June 18, 2012 (18)
10.27	Marketing and Development Agreement among CRAiLAR Technologies Inc. and Cone Denim LLC., dated March 11, 2013 (17)
10.28	Demand Convertible Promissory Note from CRAiLAR Technologies Inc. to Robert Edmunds, dated October 11, 2013 (20)
10.29	Tripartite Agreement between National Research Council of Canada, CRAiLAR Technologies Inc. and IKEA Supply AG, dated December 18, 2013 (21)
10.30	Amended and Restated Promissory Note from Crailar Technologies Inc. to Jason Finnis, dated January 21, 2014 (21)
10.31	Amended and Restated Promissory Note from Crailar Technologies Inc. to Kenneth Barker, dated January 21, 2014 (21)
10.32	Amended and Restated Promissory Note from Crailar Technologies Inc. to Robert Edmunds, dated January 21, 2014 (21)
10.33	Asset Purchase Agreement between Schrurs NV, CRAiLAR Technologies Inc. and Mr. Serge Schrurs, dated November 6, 2013 (22) (†)
10.34	Loan Agreement between Crailar Technologies Inc. and IKEA Supply AG, dated November 29, 2013 (22) (†)
10.35	General Supply Agreement between Crailar Technologies Inc. and IKEA Supply AG, dated December 9, 2013 (22) (†)
10.36	Asset Purchase Agreement between Schrurs NV, CRAiLAR Technologies Inc. and Mr. Serge Schrurs, dated December 13, 2013 (22) (†)
10.37	Framework Agreement Development Work between IKEA Supply AG, Crailar Technologies Inc. and Schrurs NV, dated December 13, 2013 (22) (†)
14.1	Code of Ethics (8)
21.1	Subsidiaries*
23.1	Auditor Consent Letter*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act*
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

(*)	Filed herewith.
(1)	Filed as an exhibit to our Form 8-K as filed with the SEC on March 8, 2010.
(2)	Filed as an exhibit to our Form 8-K as filed with the SEC on June 25, 2007.
(3)	Filed as an exhibit to our Form 8-K as filed with the SEC on December 21, 2007.
(4)	Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2006 as filed with the SEC Commission on March 31, 2007.
(5)	Filed as an exhibit to our Form 8-K as filed with the SEC on September 8, 2008.
(6)	Filed as an exhibit to our Form 8-K as filed with the SEC on October 28, 2008.
(7)	Filed as an exhibit to our Form S-8 as filed with the SEC on October 10, 2008.
(8)	Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2007 as filed with the SEC on April 11, 2008
(9)	Filed as an exhibit to our Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on April 13, 2010.
(10)	Filed as an exhibit to our Form 8-K as filed with the SEC on August 12, 2010.
(11)	Filed as an exhibit to our Form 10-Q for the quarter ended September 30, 2010, as filed with the SEC on November 15, 2011.
(12)	Filed as an exhibit to our Form S-8 as filed with the SEC on February 16, 2012.
(13)	Filed as an exhibit to our Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 11, 2012.
(14)	Filed as an exhibit to our Form 8-K as filed with the SEC on January 16, 2013.
(15)	Filed as an exhibit to our Form 8-K as filed with the SEC on February 14, 2013.
(16)	Filed as an exhibit to our Form 8-K as filed with the SEC on February 26, 2013.
(17)	Filed as an exhibit to our Form 8-K as filed with the SEC on March 14, 2013.
(18)	Filed as an exhibit to our Form 10-K as filed with the SEC on March 18, 2013.
(19)	Filed as an exhibit to our Form 8-K as filed with the SEC on July 31, 2013.
(20)	Filed as an exhibit to our Form 10-Q as filed with the SEC on November 7, 2013.
(21)	Filed as an exhibit to our Form 8-K as filed with the SEC on February 5, 2014.
(22)	Filed as an exhibit to our Form 8-K/A as filed with the SEC on February 21, 2014.
(†)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRAILAR TECHNOLOGIES INC.

Dated: March 27, 2014	By: /s/ Kenneth C. Barker
Kenneth C. Barker, Chief Executive Officer
(Principal Executive Officer)

Dated: March 27, 2014	By: /s/ Theodore Sanders
Theodore Sanders, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: March 27, 2014	By: /s/ Guy Prevost
Guy Prevost, Corporate Controller and Compliance Officer
(Controller)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons no behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 27, 2014	By: /s/ Kenneth C. Barker
Kenneth C. Barker, Chief Executive Officer and a director

Dated: March 27, 2014	By: /s/ Jason Finnis
Jason Finnis, President, Chief Innovation Officer and a director

Dated: March 27, 2014	By: /s/ Theodore Sanders
Theodore Sanders, Chief Financial Officer and Treasurer

Dated: March 27, 2014	By: /s/ Guy Prevost
Guy Prevost, Corporate Controller and Compliance Officer

Dated: March 27, 2014	By: /s/ Robert Edmunds
Robert Edmunds, Director

Dated: March 27, 2014	By: /s/ Jeremy Jones
Jeremy Jones, Director

Dated: March 27, 2014	By: /s/ Peter C. Moore
Peter C. Moore, Director

Dated: March 27, 2014	By: /s/ Lesley Hayes
Lesley Hayes, Director and Chairperson