Form 10-Q
period 2014-03-29
CRAILAR TECHNOLOGIES INC
filed 2014-05-19
CIK 1210294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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
50,679,097 shares of common stock as of May 16, 2014.

CRAILAR TECHNOLOGIES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 29, 2014

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements include, but are not limited to, statements with respect to the following:

  our need for additional financing;
  our ability to fully implement our business plan; and
  our ability to effectively manage our growth; and

Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended December 29, 2013, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Crailar Technologies Inc. (formerly Naturally Advanced Technologies, Inc.) (sometimes referred to as “we”, “us” or the “Company”) are included in this quarterly report on Form 10-Q:

CRAiLAR Technologies Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(In US Dollars)
(Unaudited)

	March 29,	December 28,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$3,867,218	$1,193,365
Accounts receivable	785,218	223,105
Inventory (Note 2)	876,238	945,040
Prepaid expenses and deposits	451,568	290,872
	5,980,242	2,652,382

Deferred Debt Issuance Costs (Note 5)	1,333,895	1,442,023
Property and Equipment, net (Note 3)	17,650,131	17,240,012
Intangible Assets, net (Note 4)	157,604	155,545
	$25,121,872	$21,489,962
LIABILITIES
Current Liabilities
Accounts payable	$2,711,204	$2,377,901
Accrued liabilities	2,677,731	2,342,153
Unearned revenue	239,226	247,655
Notes payable (Note 6)	532,036	476,614
Current portion of loans payable (Note 8)	615,088	634,486
Current portion of long term debt (Note 5)	60,467	-
	6,835,752	6,078,809

Deferred Income Tax Liability	198,869	199,131
Loans Payable (Note 8)	514,202	551,190
Long Term Debt (Note 5)	18,300,961	16,674,686
	25,849,784	23,503,816
STOCKHOLDERS' DEFICIT
Capital Stock (Note 7)
Authorized: 100,000,000 common shares without par value Issued and outstanding: 50,679,097 common shares (December 28, 2013 - 47,806,031 common shares)	38,100,356	34,889,370
Additional Paid-in Capital	10,004,951	9,934,322
Accumulated Other Comprehensive Income	1,165,425	585,301
Stockholders’ Deficit	(11,485,251)	(11,485,251)
Stockholders’ Deficit Accumulated in the Development Stage	(38,513,393)	(35,937,596)
	(727,912)	(2,013,854)
	$25,121,872	$21,489,962

The accompanying notes are an integral part of these consolidated financial statements.

CRAiLAR Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(In US Dollars)
(Unaudited)

	Thirteen Weeks	Thirteen Weeks	Cumulative from
	Ended	Ended	October 1, 2009 to
	March 29,	March 30,	March 29, 2014
	2014	2013
Revenues	$435,450	$-	$1,022,675
Cost of sales
Materials and direct product production costs	359,647	-	829,762
Production facility overhead costs	98,235	-	98,235
Facility commissioning costs	251,825	-	2,148,647
Depreciation	103,851	-	784,690
Impairment loss on inventory	-	-	4,642,262
	813,558	-	8,503,596
Gross loss	(378,108)	-	(7,480,921)
Expenses
Marketing and promotion	82,670	199,359	1,677,145
Amortization and depreciation	24,140	51,937	584,558
General and administrative	1,235,197	2,288,781	22,171,257
	1,342,007	2,540,077	24,432,960
Loss before other items	(1,720,115)	(2,540,077)	(31,913,881)
Other income (expenses)
Accretion expense	(262,452)	-	(389,977)
Research and development	(52,597)	(56,270)	(2,647,713)
Gain on disposal of assets	-	-	790
Interest (Notes 5, 6 and 8)	(540,633)	(311,525)	(2,868,508)
Write-off of equipment	-	-	(704,516)
Impairment loss on inventory	-	(396,377)	(303,663)
Fair value adjustment derivative liabilities	-	73,979	(113,011)
Bargain purchase (Note 8)	-	-	425,909
Other	-	-	1,177
	(855,682)	(690,193)	(6,599,512)
Net loss	$(2,575,797)	$(3,230,270)	$(38,513,393)
Other comprehensive income
Exchange differences on translating to presentation currency	580,124	197,980	1,165,425
Comprehensive loss	$(1,995,673)	$(3,032,290)	$(37,347,968)

Net loss per share (basic and diluted)	$(0.05)	$(0.08)

Weighted average number of common shares outstanding	48,188,001	43,029,135

The accompanying notes are an integral part of these consolidated financial statements.

CRAiLAR Technologies Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(In US Dollars)
(Unaudited)

	Thirteen Weeks	Thirteen Weeks	Cumulative from
	Ended	Ended	October 1, 2009 to
	March 29, 2014	March 30, 2013	March 29, 2014
Cash flows used in operating activities
Net loss	$(2,575,797)	$(3,230,270)	$(38,513,393)
Adjustments to reconcile net loss to net cash from operating activities
Accretion expense	262,452	-	389,977
Amortization and depreciation	127,991	293,691	1,369,248
Amortization of deferred debt issuance costs	106,306	85,531	543,315
Fair value adjustment of derivative liability	-	(73,979)	113,011
Gain on disposal of assets	-	-	(790)
Rent	(8,214)	36,519	263,161
Stock-based compensation	70,629	555,273	8,213,585
Write-off of equipment	-	-	704,516
Impairment of inventory	-	396,377	4,945,925
Bargain purchase	-	-	425,909
Gain on foreign exchange	-	-	(71,990)
Changes in working capital assets and liabilities
(Increase) decrease in accounts receivable	(598,882)	18,572	(680,990)
Decrease (increase) in inventory	32,268	(106,151)	(5,858,697)
(Increase) in prepaid expenses	(207,774)	(111,609)	(428,521)
Increase in accounts payable	233,303	253,839	2,342,008
Increase in unearned revenue	-	-	247,655
Increase (decrease) in accrued liabilities	343,792	(772,149)	1,798,290
Increase in loan payable	6,261	-	63,206
Net cash used in operating activities	(2,207,665)	(2,654,356)	(24,134,575)
Cash flows used in investing activities
Sale of equipment	-	-	35,790
Acquisition of property and equipment	(553,642)	(1,895,353)	(18,100,872)
Acquisition of intangible assets	(20,637)	(2,131)	(214,812)
Net cash flows used in investing activities	(574,279)	(1,897,484)	(18,279,894)
Cash flows used in financing activities
Issuance of capital stock and warrants	-	192,873	22,203,727
Net proceeds from loans	2,136,338	-	2,557,347
Proceeds from private placement	3,079,242	-	4,958,642
Proceeds from convertible debenture	-	4,713,238	18,358,511
Deferred issuance costs for convertible debenture	(11,140)	(481,962)	(1,981,809)
Related party payments	-	-	(1,025,960)
Net cash flows from financing activities	5,204,440	4,424,149	45,070,458
Effect of exchange rate changes on cash and cash equivalents	251,357	197,980	157,782
Increase (decrease) in cash and cash equivalents	2,673,853	70,289	2,813,771
Cash and cash equivalents, beginning of period	1,193,365	2,877,210	1,053,447
Cash and cash equivalents, end of period	$3,867,218	$2,947,499	$3,867,218

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH FINANCING AND INVESTING ACTIVITIES:
Cash paid for interest	$6,261	$277,397
Capital stock issued as share issue costs	$131,744	$-

The accompanying notes are an integral part of these consolidated financial statements.

CRAiLAR Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 29, 2014
(In US dollars)
(Unaudited)

1.            Basis of Presentation

These unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statement disclosure. Operating results for the thirteen week period ended March 29, 2014 are not necessarily indicative of the results that may be expected for the year ending December 27, 2014. These interim unaudited consolidated financial statements should be read in conjunction with the information included in the Company’s Form 10-K filed on March 28, 2014 with the U.S. Securities and Exchange Commission.

Effective fiscal 2013, the Company began to report quarterly results on a 4-4-5 basis, with the quarter ending on the Saturday closest to the last day of each third month. In fiscal 2014, the Company's first quarter ended on March 29, 2014, the second quarter will end on June 28, 2014, the third quarter will end on September 27, 2014 and the fourth quarter will end on December 27, 2014.

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

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and payment of liabilities in the normal course of business. The Company has incurred losses since inception of $49,998,644 and further losses are anticipated in the development of its business. There can be no assurance that the Company will be able to achieve or maintain profitability. At March 29, 2014 there is a working capital deficiency of $855,510 and future operations are dependent on raising additional funding from debt or equity financings. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

The Company evaluated events occurring between March 29, 2014 and the date financial statements were issued.

Recent accounting pronouncements with future effective dates are not expected to have an impact on the Company’s financial statements.

2.            Inventory

	March 29, 2014	December 28, 2013
CRAiLAR fiber	$163,061	$186,464
Decorticated fiber	296,075	252,263
Raw flax fiber feedstock	249,218	369,590
Other	167,884	136,723
	$876,238	$945,040

CRAiLAR Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 29, 2014
(In US dollars)
(Unaudited)

3.            Property and Equipment

		Accumulated	Net Book Value	Net Book Value
	Cost	Amortization	March 29, 2014	December 28, 2013
Automobiles	$58,745	$8,876	$49,869	$49,867
Computer equipment	126,835	71,760	55,074	57,180
Equipment	542,044	104,503	437,541	443,105
Equipment held for sale	70,000	-	70,000	70,000
Furniture and fixtures	61,082	37,219	23,863	25,421
Leasehold improvements	6,380,332	617,377	5,762,955	5,711,874
Production equipment	5,395,625	379,973	5,015,652	4,818,280
Production equipment in
construction	6,232,640	-	6,232,640	6,060,849
Website development costs	117,254	114,718	2,537	3,436
	$18,894,555	$1,334,425	$17,650,131	$17,240,012

During the thirteen week period ended March 29, 2014, the Company recorded $12,468 (thirteen week period ended March 30, 2013 - $37,804) to amortization and depreciation expense, $103,851 (thirteen week period ended March 30, 2013 - $nil) to cost of goods sold and $nil (thirteen week period ended March 30, 2013 - $241,754) to general and administrative expense as production costs.

4.            Intangible Assets

		Accumulated	Net Book Value	Net Book Value
	Cost	Amortization	March 29, 2014	December 28, 2013
Patents	$169,974	$77,978	$91,996	$85,482
Trademarks	118,633	91,556	27,077	28,065
License fee	61,912	23,381	38,531	41,998
	$350,519	$192,915	$157,604	$155,545

During the thirteen week period ended March 29, 2014, the Company recorded $11,672 (thirteen week period ended March 30, 2013 - $14,133) to amortization and depreciation expense.

CRAiLAR Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 29, 2014
(In US dollars)
(Unaudited)

5.            Long Term Debt Long term debt:

	March 29, 2014	December 28, 2013
Convertible debentures
Balance, beginning	$16,674,686	$10,051,262
Convertible debentures issued	-	8,307,249
Discount on debentures	-	(754,829)
Amendment of debentures – conversion price	-	(79,931)
Accretion expense	60,147	94,030
Effect of foreign exchange	(565,819)	(943,095)
Balance, ending	16,169,014	16,674,686

IKEA Loan
Balance, beginning	-	-
Loan issued	2,197,153	-
Effect of foreign exchange	(4,739)	-
Balance, ending	2,192,414	-
Long term debt – long term	18,361,428	16,674,686
Less: current portion	60,467	-
	$18,300,961	$16,674,686

Deferred issuance costs:

	March 29, 2014	December 28, 2013
Balance, beginning	$1,442,023	$1,024,294
Issuance costs - cash	48,218	800,910
Issuance costs – warrants	-	66,278
Issuance costs allocated to additional paid in capital	-	(102,670)
Amortization of issuance costs	(106,306)	(346,789)
Effect of foreign exchange	(50,040)	-
	$1,333,895	$1,442,023

Convertible Debentures

On September 20, 2012, the Company completed the offering of $10,051,262 (CAD$10,000,000) convertible debentures (the “September 2012 Debentures”). The September 2012 Debentures mature on September 20, 2017. The September 2012 Debentures bear interest at a rate of 10% per year, payable semi-annually on March 31 and September 30, starting March 31, 2013. As at March 29, 2014, accrued interest of $446,992 (CAD$493,151) (March 30, 2013 - $524,182 (CAD$523,972)) was included in accrued liabilities.

CRAiLAR Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 29, 2014
(In US Dollars)
(Unaudited)

On February 26, 2013, the Company completed an offering of $4,943,643 (CAD$5,000,000) convertible debentures (the “February 2013 Debentures”). The February 2013 Debentures mature on September 30, 2017. The February 2013 Debentures bear interest at a rate of 10% per year, payable semi-annually on March 31 and September 30, starting September 30, 2013. As at March 29, 2014, accrued interest of $223,521 (CAD$246,575) was included in accrued liabilities. The Company paid a total of $427,049 (CAD$487,830) in cash issuance costs which have been recorded as deferred debt issuance costs.

Holders of the September 2012 Debentures and February 2013 Debentures have the option to convert the convertible debentures into shares of the Company’s common stock at a price of $2.85 (CAD$2.90) per common share at any time prior to the maturity date. The Company may redeem the September 2012 Debentures and the February 2013 Debentures after September 30, 2015 provided that the market price at the time of the redemption notice is not less than 125% of the conversion price. The conversion price is subject to standard anti-dilution provisions.

The September 2012 Debentures and February 2013 Debentures are secured by a Guaranty and Security Agreement signed with the Company’s wholly-owned subsidiary, Crailar Inc. (“CI”), a Nevada incorporated company. CI has provided a security interest over its assets, having an aggregate acquisition cost of no less than $5,500,000, as security for its guarantee obligation which shall rank in priority to all other indebtedness of CI.

The September 2012 Debentures and February 2013 Debentures do not contain a beneficial conversion feature, as the fair value of the Company’s common stock on the date of issuance was less than the conversion price. All proceeds from the debentures were recorded as a debt instrument.

On July 26, 2013, the Company closed a convertible debenture offering for gross proceeds of $3,363,606 (CAD$3,535,000) (the “July 2013 Debentures”). The July 2013 Debentures will mature on July 26, 2016 and will accrue interest at a rate of 10% per year, payable semi-annually on March 31 and September 30 commencing September 30, 2013. In the event the Company completes one or more equity financings between July 26, 2013 and July 26, 2016 with gross proceeds of at least an aggregate of $19.4 million (CAD$20.0 million), the Company must, subject to providing no less than 60 days prior notice to each holder of the July 2013 Debentures, redeem the July 2013 Debentures in whole at face value plus all accrued and unpaid interest thereon. As at March 29, 2014, accrued interest of $158,029 (CAD$174,329) was included in accrued liabilities. At the holder’s option, the debentures may be converted into common shares at any time up to the earlier of the maturity date and the business day immediately preceding the date specified by the Company for redemption of the debentures. The conversion price is CAD$1.25 per share.

In addition, in connection with the July 2013 Debentures, the Company issued 800 transferable common share purchase warrants (each, a “Warrant”) for each $904 (CAD$1,000) of principal amount, resulting in the issuance of an aggregate of 2,828,000 Warrants, with each Warrant entitling the holder thereof to purchase one additional common share (each, a “Warrant Share”) at an exercise price of $2.00 per Warrant Share until July 26, 2016. The Company determined the fair value of the Warrants to be $974,387 (CAD$1,003,910) using the Black-Scholes Option Pricing Model with the following assumptions: expected dividend yield – 0; expected stock price volatility – 56%; risk-free interest rate – 0.59%; expected life – 2.83 years.

The proceeds were allocated to the July 2013 Debentures and the Warrants based on their relative fair values and, accordingly, $2,295,309 (CAD$2,757,300) was allocated to the July 2013 Debentures and $754,829 (CAD$777,700) was allocated to the Warrants and recorded as a reduction in the July 2013 Debentures and an increase in additional paid-in capital.

The Company incurred a total of $440,139 in issuance and commission costs relating to the July 2013 Debentures. This included $373,861 in cash issuance costs and the fair value of warrants to purchase 192,360 common shares issued to a finder of $66,278. The warrants entitle the holder to purchase common shares for $1.25 per share for three years from the date of issuance. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model with the following assumptions: expected dividend yield – 0; expected stock price volatility – 56%; risk-free interest rate – 0.59%; expected life – 2.83 years. The allocation of the July 2013 Debentures issuance costs were based on the relative fair value of the July 2013 Debentures and the Warrants and, accordingly, $337,469 was allocated to deferred debt issuance costs and $102,670 was allocated to additional paid-in capital during the year ended December 28, 2013.

CRAiLAR Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 29, 2014
(In US Dollars)
(Unaudited)

The July 2013 Debentures included a continuing security interest in certain of the Company’s assets pursuant to a Guaranty and Security Agreement. On December 17, 2013 the Guaranty and Security Agreement was amended to only provide a security interest in certain specific assets held by the Company which had an acquisition cost of $3,922,240. As consideration for the modification, the conversion price of the debentures was amended to $1.21 (CAD$1.25) per share. The Company determined the fair value of the additional debt discount to be $79,931 using the Black-Scholes Option Pricing Model with the following assumptions: expected dividend yield – 0; expected stock price volatility – 56%; risk-free interest rate – 0.59%; expected life – 2.42 years.

During the thirteen week period ended March 29, 2014, the Company recorded amortization of the July 2013 Debentures debt discount in the amount of $60,147, which was included in interest expense.

During the thirteen week period ended March 29, 2014, the Company recorded $101,576 (thirteen week period ended March 30, 2013 - $85,531) in interest expense for the amortization of deferred issuance costs.

IKEA Supply AG Loan

During the thirteen week period ended March 29, 2014, the Company received $2,197,153 (€1,597,000) pursuant to a loan agreement entered into with IKEA Supply AG (“IKEA”) with an effective date of November 29, 2013. The loan bears an interest rate of 1.9% per annum and is payable in monthly installments of $15,118 (€11,000) from December 20, 2014 through June 20, 2016 with the remainder due in full on June 25, 2016. IKEA agreed to loan the Company $3,028,300 (€2,190,000), leaving $831,147 (€593,000) as an unused credit facility. The loan is secured by assets purchased with the proceeds, as well as a portion of the secured assets used to secure the July 2013 Debentures. As at March 29, 2014, accrued interest of $8,255 (CAD$9,087) was included in accrued liabilities.

The Company incurred a total of $48,218 in issuance costs related to the IKEA loan. This included $37,079 in costs paid during the year ended December 28, 2013 and $11,140 paid during the thirteen week period ended March 29, 2014. During the thirteen week period ended March 29, 2014, the Company recorded $4,730 (thirteen week period ended March 30, 2013 - $nil) in accretion expense for the amortization of deferred issuance costs.

6.            Notes Payable

	March 29, 2014	December 28, 2013
Balance, beginning	$476,614	$-
Principal	-	655,804
Interest	27,927	23,781
Repayment	-	(48,326)
Beneficial conversion feature	-	(188,140)
Accretion expense – beneficial conversion feature	150,372	33,495
Bonus shares issued	(131,744)	-
Accretion expense – bonus shares issued	24,006	-
Effect of foreign exchange	(15,139)	-
	$532,036	$476,614

On October 11, 2013, the Company issued a convertible promissory note in favor of Mr. Jason Finnis, one of its directors, in the principal amount of $96,180 (CDN$100,000). The promissory note is unsecured and accrues interest on the principal amount at the rate of 12% per annum, which interest is payable in full on repayment of the principal amount. On November 7, 2013, the company repaid Mr. Finnis $48,326 (CDN$50,000) of principal including interest of $441 (CDN$460). At March 29, 2014, the outstanding balance, including accrued interest, was $47,869.

CRAiLAR Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 29, 2014
(In US Dollars)
(Unaudited)

On October 11, 2013, the Company issued a convertible promissory note in favor of Mr. Kenneth Barker, one of its directors, in the principal amount of $50,000. The promissory note is unsecured and accrues interest on the principal amount at the rate of 12% per annum, which interest is payable in full on repayment of the principal amount. At March 29, 2014, the outstanding balance, including accrued interest, was $52,753.

On October 11, 2013, the Company issued a demand convertible promissory note in favor of Mr. Robert Edmunds, one of its directors, in the principal amount of $467,369 (CDN$500,000). On December 4, 2013, the Company issued an additional demand convertible promissory note in favor of Mr. Edmunds, pursuant to a loan from Mr. Edmunds to the Company in the principal amount of $42,255 (CDN$45,000). The promissory notes are unsecured and accrue interest on the principal amount at a rate of 20% per annum, which interest is payable in full on repayment of the principal amount. In connection with the amendment of such convertible promissory notes, 181,666 bonus common shares of the Company were issued to Mr. Edmunds on January 30, 2014 with a fair value of $131,744. The value of the shares will be amortized over the term of the loan. During the thirteen week period ended March 29, 2014, the Company recorded $24,006 in interest expense relating to the amortization of the value of the bonus shares. At March 29, 2014, the outstanding balance of the loan, including accrued interest, was $431,414.

The promissory notes issued to our directors during the year ended December 28, 2013 contain conversion features. Each lender has the right to convert any portion of the outstanding principal and interest payable for units at a conversion price of $0.60 per unit. Each unit is comprised of one common share and one common share purchase warrant of the Company. Each warrant entitles the holder to acquire one common share of the Company at an exercise price of CAD$0.70 per common share for a term of five years. The Company recognized a beneficial conversion feature of $188,140 (CAD$200,000) based on the excess of the fair value of the common stock over the conversion price. During the thirteen week period ended March 29, 2014, the Company amended the loans and removed the beneficial conversion feature. The Company incurred an accretion expense of $150,372 during the thirteen week period ended March 29, 2014, reducing the balance of the beneficial conversion feature to $nil.

The promissory notes issued to our directors during the year ended December 28, 2013 mature on the earliest of December 20, 2014 or at such time the Company completes a public offering of registered securities of not less than $2,712,000 (CAD$3,000,000) in gross proceeds pursuant to a registration statement on Form S-1.

7.            Capital Stock

During the thirteen week period ended March 29, 2014, the Company issued shares as follows:

a.

The Company completed a private placement on March 20, 2014 of 2,515,000 units at $1.25 per unit for gross proceeds of $3,143,750. Each unit is comprised of one common share and one-half of one transferable common share purchase warrant of the Company. Each warrant entitles the holder thereof to acquire one common share of the Company at an exercise price of $1.75 per common share for a term of 2 years. In addition, finder’s fees of an aggregate of 176,400 shares were issued to two finders in conjunction with the closing of this private placement.

b.	The Company issued 181,666 common shares with a fair value of $131,744 as a bonus on an amendment of promissory notes issued to one of our directors. Refer to Note 6.

Share purchase warrants outstanding as at March 29, 2014 are:

	Warrants	Weighted-Average Exercise Price
Warrants outstanding, December 28, 2013	6,887,580	$1.15
Warrants issued	1,257,500	$1.75
Warrants outstanding, March 29, 2014	8,145,080	$1.25

The weighted average remaining contractual life of outstanding warrants at March 29, 2014 is 3.14 years.

CRAiLAR Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 29, 2014
(In US Dollars)
(Unaudited)

Stock options outstanding as at March 29, 2014 are:

	Shares	Weighted-Average Exercise Price
Options outstanding, December 28, 2013	6,468,799	$1.80
Options granted	1,553,000	1.36
Options cancelled/expired	(67,504)	2.24
Options outstanding, March 29, 2014	7,954,295	$1.71
Options exercisable, March 29, 2014	6,413,795	$1.80

Stock options outstanding at March 29, 2014 are summarized as follows:

		Weighted Average			Weighted
Range of Exercise	Number	Remaining Contractual	Weighted Average	Number	Average
Prices	Outstanding	Life (yr)	Exercise Price	Exercisable	Exercise Price
$0.87 - $3.05	7,971,799	2.74	$1.71	6,421,300	$1.80

During the thirteen week period ended March 29, 2014, options to purchase 62,502 (thirteen week period ended March 30, – 489,042) common shares vested under the Company’s amended 2011 Fixed Share Option Plan. A total expense of $70,629 (thirteen week period ended March 30, 2013 - $555,273) was recorded as stock-based compensation, of which $nil (thirteen week period ended March 30, 2013 - $77,939) was included in consulting and contract labour expense and $70,629 (thirteen week period ended March 30, 2013 - $477,334) was included in salaries and benefits expense.

The fair value of options granted during the thirteen week period ended March 29, 2014 was determined using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rates	0.63% to 0.70%
Volatility factor	73% to 88%
Expected life of options, in years	3 - 4.2

The weighted average fair value of the options granted during the thirteen week period ended March 29, 2014 is $0.73.

8.            Business Combination

On December 1, 2013, the Company acquired certain assets of Schrurs NV, a textile company located in Ieper, Belgium, by means of an asset purchase agreement. The assets purchased include all of the production equipment, computer equipment and the rights to all of the employee contracts related to a production facility in Ieper, Belgium. The purchase price of the assets of Schrurs NV was settled by the Company assuming outstanding debt of $1,172,081 (€861,551). The general decline in the textile business in Europe had left assets available at a favorable price for the Company. This acquisition resulted in a bargain purchase gain of $425,909 as follows:

Fair value of assets acquired	$1,797,121
Fair value of debt assumed	(1,172,081)
Deferred income tax liability	(199,131)
Bargain purchase gain	$425,909

Under the terms of the asset purchase agreement, for a term of five years from the closing date of December 1, 2013, the repayment of the debt assumed by the Company shall be made in accordance with the terms of such debts and / or the repayment terms agreed upon between the seller and the respective creditors of the seller’s debts. On the fifth anniversary of the closing date, the aggregate outstanding amount under the seller’s debts at that point in time shall be repaid in whole by the Company to the respective creditors of the seller’s debts. During the thirteen week period ended March 29, 2014, the Company made payments of $60,815 on the principal and accrued interest of $6,261.

CRAiLAR Technologies Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
March 29, 2014
(In US Dollars)
(Unaudited)

At March 29, 2014, the debt assumed consists of the following, including a foreign exchange effect of $1,832:

Bank line of credit, bearing interest at 3.25%, repayable June 25, 2014	$299,730
Bank term loans, bearing interest ranging from 3.1% to 4.55%, repayable between September 2014 and December 2018	670,062
Loan payable on demand bearing interest at 4% per annum	90,777
Loan payable on demand bearing no interest	68,721
1,129,290
Less: current portion	615,088
$514,202

All of the above debt is denominated in Euros; the table above reflects applicable amounts in US dollars.

9.            Related Party Transactions

During the thirteen week period ended March 29, 2014, $217,040 (thirteen week period ended March 30, 2013 - $419,271) was incurred for remuneration to officers and directors of the Company.

Refer to Note 6.

10.          Subsequent Events

On March 31, 2014, the Company received $210,237 (€152,900) pursuant to the loan agreement entered into with IKEA (Note 5).

During April 2014, the Company repaid in full the promissory notes issued to three of its directors, including the accrued interest thereon (Note 6).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial position should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report. Our consolidated financial statements are prepared in accordance with U.S. GAAP. All references to dollar amounts in this section are in U.S. dollars unless expressly stated otherwise.

Overview

We are focused on bringing sustainable bast fiber-based products to market that are environmentally friendly natural fiber alternatives with equivalent or superior performance characteristics to cotton, wood or fossil-fuel based fibers. Our business operations consist primarily of the production of our natural and proprietary CRAiLAR® Flax fibers targeted at the natural yarn and textile industries, as well as the deployment of our CRAiLAR® processing technologies in the cellulose pulp and composites industries. We believe that we offer two key opportunities for development:

  CRAiLAR® fibers (using flax, hemp or other sustainable bast fiber) for textiles (knit, woven and non-woven constructions) available in a variety of blends, textures, colors and applications; and

  CRAiLAR® technologies for processing cellulose-based fibers as a high grade dissolving pulp for use in the additives, ethers and performance apparel markets.

Effective in fiscal 2013, we began to report our first, second, third and fourth quarters on a 4-4-5 basis, with each quarter ending on the Saturday closest to the last day of each third month.

Acquisition of Production Facility

We commenced production of the first stage of the CRAiLAR® flax fiber process in the first quarter of fiscal 2013 out of our decortication facility in Pamplico, South Carolina. Following the decortication process, the fibers were converted into CRAiLAR® Flax fiber at a third party wet processing facility with initial fiber sales beginning in the second quarter of fiscal 2013. In December 2013, we acquired a European fiber dyeing facility with equipment similar to that used to produce CRAiLAR® Flax fiber. The acquisition was made pursuant to an Asset Purchase Agreement dated November 6, 2013, which was amended and restated on December 13, 2013. The new facility allowed us to accelerate our timeline for establishing a company-controlled CRAiLAR® wet processing capability. Production of CRAiLAR® fibers at this facility commenced in January 2014. We believe the facility has the capacity to produce over 280,000 pounds of CRAiLAR® Flax fiber per week with space to expand the capacity to over 800,000 pounds per week. Operations at our decortication facility in South Carolina have been suspended until improvements have been built and installed to the front end of the production line.

Debentures

On September 20, 2012, we completed the offering of $10.1 million (CAD$10.0 million) worth of convertible debentures (the “September 2012 Debentures”), which bear interest at a rate of 10% per year, payable semi-annually on March 31 and September 30 of each year and mature on September 20, 2017. The holders of the September 2012 Debentures have the option to convert, at any time prior to the maturity date, the September 2012 Debentures into shares of our common stock at a price of $2.85 (CAD$2.90) per share for each $972 (CAD$1,000) of principal amount converted. On February 25, 2013, we completed another offering of $4.9 million (CAD$5.0 million) convertible debentures (the “February 2013 Debentures”) with essentially the same terms as the previously mentioned offering. Furthermore, on July 26, 2013, we completed a third offering of $3.4 million (CAD$3.5 million) worth of convertible debentures (the “July 2013 Debentures”) with an interest rate of 10% payable semi-annually on March 31 and September 30 of each year, which mature on July 26, 2016. Originally, the holders of the July 2013 Debentures had the option to convert, at any time prior to the maturity date, such debentures into shares of our common stock at a price of $1.94 (CAD$2.00) per share for each $972 (CAD$1,000) of principal amount converted. However, pursuant to the Amended and Restated Convertible Debenture Indenture dated December 23, 2013, the conversion price for the July 2013 Debentures has been reduced to $1.21 (CAD$1.25) per share of common stock. The holders of the July 2013 Debentures also each received warrants to purchase 800 shares of our common stock at an exercise price of $1.21 (CAD$1.25) per share for each $972 (CAD$1,000) of principal amount of July 2013 Debentures purchased, which warrants are exercisable at any time prior to the maturity date of such debentures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its six wholly-owned subsidiaries as of March 29, 2014: Crailar Inc., a Nevada incorporated company; Hemptown USA, Inc., a Nevada incorporated company; 0697872 B.C. Ltd., a British Columbia incorporated company; Crailar Fiber Technologies Inc., a British Columbia incorporated company, HTnaturals Apparel Corp, a British Columbia incorporated company; and Crailar Europe NV, a Belgian corporation. All intercompany transactions and account balances have been eliminated upon consolidation.

Cash and Cash Equivalents

Cash equivalents consist of cash on deposit and term deposits with original maturities of one year or less at the time of issuance. As of March 29, 2014, the Company had $3.9 million in cash and cash equivalents.

Inventory

The raw flax fiber feedstock, decorticated fiber and CRAiLAR® fiber are valued at the lower of cost and market. All direct costs are capitalized to raw flax fiber inventory, decorticated fiber inventory and CRAiLAR® fiber. Seed inventory is valued at the lower of average cost and market. Cost represents the cost to purchase seed and/or growing cost plus any related shipping costs. Other inventories, which primarily consist of production consumables, are recorded at the lower of cost and replacement cost, which approximates net realizable value.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring management’s estimates and assumptions are inventory costing and net realizable value, the expected future use and other impairment considerations of property and equipment, fair value of warrants, options, derivative liabilities, provision for income taxes, depreciation and financial instruments.

Property and Equipment

Property and equipment are stated at cost and are depreciated as follows:

Automobiles	20% declining balance
Computer equipment	30% declining balance
Computer software	100% declining balance
Equipment	30% declining balance
Furniture and fixtures	20% declining balance
Production equipment	30% declining balance
Leasehold improvements	Term of lease
Website development	100% declining balance

Depreciation is claimed at one-half of the regular rate in the year of addition. No depreciation is claimed in the year of disposal.

Intangible Assets

Intangible assets are stated at cost and are amortized as follows:

Trademarks	5 year straight-line
License fee	10 year straight-line
Patent	10 year straight-line

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

Comprehensive Loss

Comprehensive loss is the change in equity during a period resulting from transactions and other events, other than those changes resulting from transactions with owners in their capacity as owners. Other comprehensive income (loss) includes items of income and expense that are not recognized in net loss as required or permitted by U.S. GAAP.

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

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are computed using the weighted average number of shares outstanding during the year. Common stock equivalents from stock options and warrants were excluded from the calculation of net loss per share for the thirteen week periods ended March 29, 2014 and March 30, 2013 as their effect is anti-dilutive.

Long-Lived Asset Impairment

Long-lived assets of the Company are reviewed when changes in circumstances suggest their carrying value has become impaired. Management considers assets to be impaired if the carrying value exceeds the estimated discounted future projected cash flows to result from the use of the asset and its eventual disposition. If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a hierarchy of fair value methodologies under U.S. GAAP, primarily based on a discounted cash flow analysis.

Risk Management

Currency risk. The Company is exposed to currency risk to the extent that certain inventory and equipment is purchased from Europe. The purchase price for such inventory and equipment is generally in Euros. The Company does not currently hedge its foreign currency exposure and, accordingly, is at risk for foreign currency exchange fluctuations. The Company and its subsidiaries do not have significant transactions or hold significant cash denominated in currencies other than their functional currencies.

Credit risk. The risk in cash accounts is managed through the use of a major financial institution, which has high credit quality as determined by the rating agencies. Receivables are managed through the use of Letters of Credit, and therefore management believes credit risk is minimal.

Interest rate risk. Approximately $1.0 million of the Company’s debt bears interest at fluctuating rates. Consequentially the Company is exposed to interest rate fluctuations. The Company does not currently hedge its exposure to interest rate risk.

Commodity price risk. Commodity price risk is the risk that the fair value of future cash flows will fluctuate because of changes in the market prices of commodities. The Company is exposed to commodity price risk as it purchases fiber feedstock from the flax producers in Europe. The Company purchases the short fiber waste product called “tow” and the price fluctuates based on supply. The Company has relationships with several short fiber producers and does not currently anticipate any issue in obtaining sufficient fiber for its needs. The Company does not currently enter into futures contracts or otherwise hedge its exposure to commodity price risk.

Research and Development

Research and development costs are charged to operations as incurred.

Recent Accounting Pronouncements.

There are no recent accounting pronouncements that are applicable to the Company.

RESULTS OF OPERATIONS

Quarter Ended March 29, 2014 Compared to Quarter Ended March 30, 2013

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
	(amounts in thousands, except per share data)
Revenues	$435	$-
Cost of sales
Materials and direct production costs	360	-
Facility commissioning costs	252	-
Production facility overhead costs	98
Depreciation	104	-
	814	-
Gross loss	(378)	-
Expenses:
Marketing and promotion	83	199
Amortization and depreciation	24	52
General and administrative	1,235	2,289
	1,342	2,540
Loss before other items	(1,720)	(2,540)
Other income (expense):
Accretion expense	(262)	-
Interest	(541)	(312)
Research and development	(53)	(56)
Impairment loss on inventory	-	(396)
Fair value adjustment derivative liabilities	-	74
	(856)	(690)
Net loss	(2,576)	(3,230)
Exchange differences on translating to presentation currency	580	198
Total comprehensive loss	(1,996)	(3,032)
Loss per share (basic and diluted)	$(0.05)	$(0.08)
Non-GAAP Financial Measures:
EBITDA	$(1,645)	$(2,698)
Adjusted EBITDA	$(1,322)	$(1,710)

(1)

EBITDA and Adjusted EBITDA are supplemental non-GAAP financial measures. EBITDA consists of net income before (a) interest income (expense), net; (b) income tax provision (benefit); (c) fair value adjustment derivative liabilities and (d) amortization and depreciation. “Adjusted EBITDA” further adjusts EBITDA to exclude share-based compensation expense, facility commissioning expense, impairment loss and rent inducement expense. A reconciliation of these non-GAAP financial measures to net income is set forth in the table under “ – Non-GAAP Financial Measures” below.

Non-GAAP Financial Measures

The table below reconciles net loss to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
	(in thousands)
Net loss	$(2,576)	$(3,230)
Interest expense, net	541	312
Income tax provision (benefit)	-	-
Fair value adjustment derivative liabilities	262	(74)
Amortization and depreciation	128	294
EBITDA	(1,645)	(2,698)
Stock-based compensation	71	555
Facility commissioning expense	252	-
Impairment loss	-	396
Rent inducement expense	-	37
Adjusted EBITDA	$(1,322)	$(1,710)

Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the Securities Exchange Act of 1923, as amended (the “Exchange Act”) define and prescribe the conditions for use of certain non-GAAP financial information. We provide “EBITDA,” which is a non-GAAP financial measure that consists of net income before (a) interest income (expense), net; (b) income tax provision (benefit); (c) fair value adjustment derivative liabilities and (d) amortization and depreciation. “Adjusted EBITDA” further adjusts EBITDA to exclude share-based compensation expense, facility commissioning expense, impairment loss and rent inducement expense.

We believe that these non-GAAP financial measures provide important supplemental information to management and investors. These non-GAAP financial measures reflect an additional way of viewing aspects of our operations that, when viewed with the U.S. GAAP results and the accompanying reconciliation to corresponding U.S. GAAP financial measures, provides a more complete understanding of factors and trends affecting our business and results of operations.

Our management uses EBITDA and Adjusted EBITDA as a measure of our Company’s operating performance because it assists in comparing our operating performance on a consistent basis by removing the impact of items not directly resulting from core operations. Internally, these non-GAAP measures are also used by management for planning purposes, including the preparation of internal budgets; for allocating resources to enhance financial performance; for evaluating the effectiveness of operational strategies; and for evaluating our capacity to fund capital expenditures and expand our business. We also believe that analysts and investors use these measures as supplemental measures to evaluate the overall operating performance of development stage companies. Additionally, we believe that lenders or potential lenders use EBITDA and Adjusted EBITDA to evaluate our ability to repay loans.

These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with U.S. GAAP and should not be relied upon to the exclusion of U.S. GAAP financial measures. Management strongly encourages investors to review our consolidated financial statements in their entirety and to not rely on any single financial measure. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. In addition, we expect to continue to incur expenses similar to the non-GAAP adjustments described above, and exclusion of these items from our non-GAAP measures should not be construed as an inference that these costs are unusual, infrequent or non-recurring.

Revenue and Gross Margins

For the thirteen week period ended March 29, 2014 (“First Quarter 2014”) our revenues were derived from sales of CRAiLAR® fiber and other fiber (non-CRAiLAR) at our new European production facility. For the thirteen week period ended March 30, 2013 (“First Quarter 2013”) we had no revenues.

Our gross loss for the First Quarter 2014 was $378,108 (First Quarter 2013: $0). Cost of sales for the First Quarter 2014 is comprised of $359,647 for flax feedstock, utilities, labor, chemicals and water directly related to sales of CRAiLAR Flax fiber and the non-CRAiLAR legacy fiber dyeing business; $251,825 to temporarily outsource the final CRAiLAR process until new equipment is installed at the Company’s production facility (which is expected to occur in the second quarter of 2014) and training expenses for new employees to add more production shifts; $98,235 of facility overhead costs; and $103,851 for depreciation of production equipment.

Operating Expenses

During the First Quarter 2014, we recorded operating expenses of $1.3 million compared to operating expenses of $2.5 million for the First Quarter 2013, a decrease of $1.2 million or approximately 47%. The decrease in operating expenses was primarily due to a $572,000 reduction of expenses associated with the U.S. decortication plant largely related to the facility start up costs required in the First Quarter 2013; a $484,000 reduction in stock-based compensation expense; a $24,000 reduction in administrative salaries; and a $75,000 reduction in investor relations and public relations expenses.

Marketing and promotion expenses comprised of marketing salaries and sales development costs were $82,670 for the First Quarter 2014, a decrease of $116,688 or approximately 59% from $199,359 for the First Quarter 2013. The decrease was primarily driven by a $75,000 reduction in investor relations and public relations consulting expenses.

General and administrative expenses for the First Quarter 2014 decreased to $1.2 million, a reduction of $1.1 million or approximately 46% from $2.3 million for the First Quarter 2013. The decrease was caused by a $572,000 reduction in overhead costs associated with the suspension of operations at the U.S. decortication plant; a $484,000 reduction in stock-based compensation because of fewer options vesting in the First Quarter 2014 than in the First Quarter 2013; and a $24,000 reduction in administrative salaries.

Other Items

Interest expense increased to $540,633 for the First Quarter 2014, compared to $311,525 for the First Quarter 2013, an increase of $229,108, resulting from interest on certain convertible debentures issued in fiscal 2013, amortization of deferred debt issuance cost and debt discount, and the issuance of $8.4 million of additional promissory notes in fiscal 2013. Interest expense is attributable to the convertible debenture interest and note payable interest of $434,000 and the amortization of the deferred debt issuance costs of $106,000.

Net Loss

Our net loss for the First Quarter 2014 was $2.6 million, or $0.05 per share, compared to $3.2 million, or $0.08 per share for the First Quarter 2013. The decrease in net loss was largely attributable to a $572,000 reduction in overhead expenses at the U.S. decortication plant and a $484,000 reduction in stock-based compensation expense.

For the First Quarter 2014, the weighted average number of shares of common stock outstanding was 48,188,001 compared to 43,029,135 for the First Quarter 2013.

LIQUIDITY AND CAPITAL RESOURCES

	March 29, 2014	December 28, 2013
	(in thousands)
Cash and cash equivalents	$3,867	$1,193
Working capital	$(856)	$(3,426)
Total assets	$25,122	$21,490
Total liabilities	$25,850	$23,504
Shareholders’ deficit	$(728)	$(2,014)

The Company has historically relied on equity financings, and more recently on sales of convertible debentures, to fund its operations. On March 20, 2014, the Company completed an equity financing with gross proceeds of $3.1 million. On December 20, 2013, the Company completed an equity financing with gross proceeds of $1.9 million (CAD$2.0 million). On December 19, 2013, but having an effective date of November 29, 2013, we entered into a loan agreement to borrow up to $3.0 million (€2.2 million, approximately CAD$3.2 million). At the end of fiscal 2013, no amounts were outstanding under the loan but as the end of the First Quarter 2014, the Company has drawn down $2.2 million (€1.6 million) on this loan, which was used for capital expenditures for the European processing facility and general working capital. In February 2013, the Company completed a convertible debt financing for gross proceeds of $4.9 million (CAD$5.0 million). In July 2013, the Company completed an additional convertible debt financing for gross proceeds of $3.4 million (CAD$3.5 million). In September 2012, the Company completed a convertible debt financing for gross proceeds of $10.1 million (CAD$10.0 million). The Company expects to fund its future operations and expansion through bank debt, government loan programs, customer financing, lease programs and additional equity and debt financings, as well as through cash generated from operations.

Net Cash Used in Operating Activities

Net cash flows used in operating activities for the First Quarter 2014 were $2.2 million compared with $2.7 million for the First Quarter 2013. Cash flows used in operations for the First Quarter 2014 consisted primarily of a net loss of $2.6 million offset by the following items: amortization and depreciation of $127,991 (First Quarter 2013: $293,691), primarily related to production equipment in Europe with respect to the First Quarter 2014 and to the decortication facility in the U.S. with respect to the First Quarter 2013; accretion expense of $262,452 (First Quarter 2013: $0) related to the beneficial conversion feature of the promissory notes and amortization of the bonus shares issued pursuant to a promissory note; amortization of deferred debt issuance costs of $106,306 (First Quarter 2013: $85,513), which increased primarily due to the increased amount of debentures issued in fiscal 2013; fair value adjustment of derivative liability of $0 (First Quarter 2013: $73,979), which gain in the First Quarter 2013 related to the expiration of warrants having an exercise price in a currency other than the Company’s functional currency; rent of $(8,214) (First Quarter 2013: $36,519) related to the lease deferral at the South Carolina decortication facility; stock-based compensation of $70,629 (First Quarter 2013: $555,237), which was lower in the First Quarter 2014 because of fewer options vesting in First Quarter 2014 than in First Quarter 2013; impairment of inventory of $0 (First Quarter 2013: $396,377) relating to the write down of raw feedstock and CRAiLAR® fiber to market price in the First Quarter 2013, which did not occur in the First Quarter 2014; increase (decrease) in accounts receivable of $(599,882) mainly due to sales tax receivable in Europe, and for CRAiLAR® sales (First Quarter 2013: $18,572); a decrease (increase) in inventory of $32,268 (First Quarter 2013: $(106,151)); an (increase) in prepaid expenses of $(207,774) (First Quarter 2013: $111,609) mostly due to the timing of insurance and listing costs; an increase in accounts payable of $233,303 (First Quarter 2013: $(253,839)) associated with the start of production in Europe; an increase (decrease) in accrued liabilities of $343,792 (First Quarter 2013: $(772,149)) mostly related to debenture interest for the First Quarter 2014 and which decreased in the First Quarter 2013 primarily due to the repayment of accrued debt; and an increase in loans payable by $6,261 (First Quarter 2013: $0).

Net Cash Used in Investing Activities

Net cash flows used in investing activities for the First Quarter 2014 were $0.6 million, compared to $1.9 million for the First Quarter 2013. Cash flows used in investing activities for the First Quarter 2014 consisted of the acquisition of property and equipment for the European production facility of $553,642 (compared with $1,895,353 for the purchase of equipment at the U.S. decortication plant in the First Quarter 2013); and organization costs and acquisition of trademarks and licenses of $20,637 (First Quarter 2013: $2,131).

Net Cash Provided by Financing Activities

Cash flows provided by financing activities for the First Quarter 2014 totaled $5.2 million compared to $4.4 million during the First Quarter 2013. In the First Quarter 2014, we issued common stock and warrants to purchase common stock for gross proceeds of $3.1 million (First Quarter 2013: $192,873), received proceeds from long term debt of $2.1 million (First Quarter 2013: $0) and had debt issuance costs of $11,140 (First Quarter 2013: $481,962). During the First Quarter 2013, we received proceeds of $4.7 million from the issuance of convertible debentures.

Effect of Exchange Rate

The effect of exchange rates on cash resulted in an unrealized gain of $251,357 for the First Quarter 2014, as compared with an unrealized gain of $197,980 for the First Quarter 2013.

MATERIAL COMMITMENTS

Debt Offerings

We completed the following three convertible debt offerings in 2012 and 2013: (i) the September 2012 Debentures with gross proceeds of $10.1 million (CAD$10.0 million) on September 20, 2012; (ii) the February 2013 Debentures with gross proceeds of $4.9 million (CAD$5.0 million) on February 25, 2013; and (iii) the July 2013 Debentures with gross proceeds of $3.4 million (CAD$3.5 million) on July 26, 2013. The September 2012 Debentures mature on September 30, 2017 and bear interest at a rate of 10% per year, payable semi-annually on March 31 and September 30 of each year, starting March 31, 2013. The February 2013 Debentures mature on September 30, 2017 and bear interest at a rate of 10% per year, payable semi-annually on March 31 and September 30 of each year, starting on September 30, 2013. The February 2013 Debentures are ranked subordinate to the September 2012 Debentures. Non-Canadian resident holders of the February 2013 Debentures will receive additional interest equal to the amount of the withholding taxes paid by us for Canadian tax purposes. The July 2013 Debentures mature on July 26, 2016 and bear interest at a rate of 10% per year, payable semi-annually on March 31 and September 30 of each year, commencing on September 30, 2013. The July 2013 Debentures are secured by production equipment and fixtures located at our South Carolina facility that are different from the production equipment and fixtures at the South Carolina facility that were used to secure the September 2012 Debentures and the February 2013 Debentures. In the event we complete one or more equity financings between July 26, 2013 and July 26, 2016 with gross proceeds of at least an aggregate of $19.4 million (CAD$20.0 million), we must, subject to providing no less than 60 days prior notice to each holder of the July 2013 Debentures, redeem the July 2013 Debentures in whole at face value plus all accrued and unpaid interest thereon. The initial conversion rates of each of the September 2012 Debentures, the February 2013 Debentures and the July 2013 Debentures were $2.85 (CAD$2.90), $2.85 (CAD$2.90) and $1.94 (CAD$2.00), respectively, and are subject to anti-dilution provisions.

Holders of the September 2012 Debentures and the February 2013 Debentures have the option to convert their debentures into common stock at a conversion price of $2.85 (CAD$2.90) per share of common stock at any time prior to their respective maturity date. We may redeem the September 2012 Debentures and the February 2013 Debentures after September 30, 2015 provided that the market price at the time of the redemption notice is not less than 125% of the conversion price.

In accordance with the conditions of the IKEA Loan (defined below), we approached the holders of the July 2013 Debentures (the “Debentureholders”) about releasing their security over certain assets held by our subsidiary, CRAiLAR Inc., having an acquisition cost of $1.3 million, which form a portion of the assets securing the July 2013 Debentures pursuant to the Guaranty and Security Agreement (the “Guaranty”) between CRAiLAR Inc. (the “Guarantor”) and Computershare Trust Company of Canada (the “Trustee”), dated July 26, 2013, as set forth in Schedule “A” to the Guaranty, to be used as separate security for the IKEA Loan to us. As consideration for such alteration to the secured assets, the conversion price of the July 2013 Debentures was reduced from $1.94 (CAD$2.00) per share to $1.21 (CAD$1.25) per share. On December 23, 2013, the Trustee and us entered into an Amended and Restated Convertible Debenture Indenture which reflects the modification and alteration of the rights of the Debentureholders and the Trustee against us with respect to (i) the secured assets to now only include those specific assets held by the Guarantor as set forth in Schedule “F” to the Amended and Restated Convertible Debenture Indenture having an acquisition cost of $3.9 million, and (ii) the reduction of the conversion price of the July 2013 Debentures from $1.94 (CAD$2.00) per share to $1.21 (CAD$1.25) per share. In addition, on the same date, the Guarantor and the Trustee entered into an Amended and Restated Guaranty and Security Agreement, which reflects the modification and alteration with respect to the secured assets as discussed above.

Debt

On December 1, 2013, we purchased certain assets of a European fiber dyeing facility. We acquired these assets by assuming an aggregate of $1.2 million of the seller’s debts, which we have agreed to repay on the earlier of their respective due dates and December 1, 2018. On December 13, 2013, we entered into an amended asset purchase agreement for such assets, which replaced the initial asset purchase agreement and provides that the title to and economic risk in respect of the environmental permit and the employees passed to us on December 1, 2013, however, the title to the equipment at the facility shall only pass to us upon full payment of the foregoing assumed indebtedness of the seller, notwithstanding the fact that physical possession and economic risk of all assets of the acquired facility passed to us on December 1, 2013. We have reached an oral agreement with the seller to lease the real property for the facility and are in the process of formalizing that oral agreement.

On December 19, 2013, but having an effective date of November 29, 2013, we entered into a loan agreement (the “Loan Agreement”) with IKEA Supply AG (“IKEA”), whereby IKEA agreed to loan us $3.0 million (€2.2 million; approximately CAD$3.2 million) (the “IKEA Loan”) having a term until June 25, 2016 and bearing interest at a rate of 1.9% per annum. As security for the IKEA Loan, IKEA required that the IKEA Loan be secured by assets purchased with the proceeds of the IKEA Loan, as well as a portion of the secured assets used to secure the July 2013 Debentures. The proceeds from the IKEA Loan are designated for the installation of equipment to support and expand our European production facility and for working capital to fulfill IKEA orders. During the First Quarter 2014, the Company received $2,197,153 (€1,597,000) pursuant to the loan agreement. Subsequent to the end of the First Quarter 2014, the Company received an additional $210,375 (€152,900) under the IKEA Loan.

We entered into the following loan arrangements with each of the following directors: Jason Finnis, Kenneth Barker and Robert Edmunds:

  Finnis. Pursuant to a convertible promissory note, dated for reference October 11, 2013, Mr. Finnis provided us a loan in the principal amount of $96,290 (CAD$100,000) bearing interest at a rate of 12% per annum and due on December 11, 2013. On November 7, 2013, we repaid to Mr. Finnis $47,885 (CAD$50,000), such that a principal amount of $47,885 (CAD$50,000) remained due and payable on the loan. Pursuant to a loan extension agreement, dated for reference December 18, 2013, Mr. Finnis and we agreed to extend the term for repayment of the loan and interest thereon until the earlier of (i) December 20, 2014 and (ii) such time as we complete our next public offering of registered securities of not less than $2.8 million (CAD$3.0 million) in gross proceeds to us pursuant to a registration statement on Form S-1. We repaid this loan and interest thereon in full in April 2014.

  Barker. Pursuant to a convertible promissory note, dated for reference October 11, 2013, Mr. Barker provided us a loan in the principal amount of $50,000 bearing interest at a rate of 12% per annum and due and payable on December 11, 2013. Pursuant to a loan extension agreement, dated for reference December 18, 2013, Mr. Barker and we agreed to extend the term for repayment of the loan and interest thereon until the earlier of (i) December 20, 2014 and (ii) such time as we complete our next public offering of registered securities of not less than $2.8 million (CAD$3.0 million) in gross proceeds to us pursuant to a registration statement on Form S-1. We repaid this loan and interest thereon in full in April 2014.

  Edmunds. Pursuant to demand convertible promissory notes, dated for reference October 11, 2013 and December 4, 2013, respectively, Mr. Edmunds provided us loans in the aggregate principal amount of $523,521 (CAD$545,000) bearing interest at a rate of 20% per annum. Pursuant to a loan extension agreement, dated for reference December 18, 2013, Mr. Edmunds and we agreed to extend the term for repayment of the loan and interest thereon until the earlier of (i) December 20, 2014 and (ii) such time as we complete our next public offering of registered securities of not less than $2.8 million (CAD$3.0 million) in gross proceeds to us pursuant to a registration statement on Form S-1. As consideration for the extension, we issued to Mr. Edmunds 181,666 shares of our common stock at a deemed value of $0.56 (CAD$0.60) per share. We repaid this loan and interest thereon in full in April 2014.

We are committed to annual debt and debenture interest payments over the next five years as follows (in thousands):

2014	$1,866
2015	1,863
2016	1,769
2017	1,418
2018	13
Total	$6,929

Annual Leases

We are committed to current annual lease payments totaling $1.3 million for all of our premises under lease. Approximate minimum lease payments over the next five years are as follows (in thousands):

2014	$329
2015	266
2016	266
2017	266
2018	210
Total	$1,337

OFF-BALANCE SHEET ARRANGEMENTS

During the First Quarter 2014 and as of the date of this report, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest; or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

SUBSEQUENT EVENTS

On March 31, 2014, the Company received $210,237 (€152,900) pursuant to the loan agreement entered into with IKEA. During April 2014, the Company repaid in full the promissory notes issued to three of our directors, including accrued interest thereon (See “Debt” above and Note 6 to the Consolidated Financial Statements included in this report).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Kenneth Barker, our Chief Executive Officer, and Theodore Sanders, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective as of March 29, 2014.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 29, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 30, 2014, we issued 181,666 common shares to Robert Edmunds, a director of our Company, at a deemed value of CAD$0.60 share pursuant to the terms of a Loan Extension and Bonus Share Agreement, as previously disclosed in our Current Report on Form 8-K filed with the SEC on February 5, 2014. We relied on the exemption from registration under the U.S. Securities Act of 1933, as amended (the “U.S. Securities Act”) provided by Regulation S for the issuance to Mr. Edmunds.

On March 20, 2014, we completed a private placement equity financing to thirteen purchasers. The private placement consisted of the sale of 2,515,000 units at $1.25 per unit for gross proceeds of $3,143,750. Each unit is comprised of one common share and one-half of one transferable common share purchase warrant of the Company, and each whole warrant will entitle the holder thereof to purchase one additional common share of the Company at an exercise price of $1.75 per warrant share for a period of two years from closing, that is, until March 20, 2016. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S with respect to seven of the purchasers and by Rule 506 with respect to the remaining six purchasers, in each case based on representations and warranties provided by the purchasers of the units in their respective subscription agreements entered into between us and each of the purchasers.

In addition, on March 20, 2014, we issued 176,400 common shares to two finders in conjunction with the closing of the above-referenced private placement at a deemed issuance price of $1.25 per share. We relied on exemptions from registration under the U.S. Securities Act provided by Rule 506 based on representations and warranties provided by each of the finders.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit	Document
No.
3.1	Notice of Articles (23)
3.2	Articles, as amended (23)
4.1	Convertible Debenture Indenture among CRAiLAR Technologies Inc. and Computershare Trust Company of Canada, dated September 20, 2012 (18)
4.2	Convertible Debenture Indenture among CRAiLAR Technologies Inc. and Computershare Trust Company of Canada, dated February 25, 2013 (16)
4.3	Form of Subscription Agreement for Secured Subordinated Convertible Debentures (February 25, 2013) (16)
4.4	Convertible Debenture Indenture among CRAiLAR Technologies Inc. and Computershare Trust Company of Canada, dated July 26, 2013 (19)
4.5	Form of Subscription Agreement for Secured Convertible Debentures (July 26, 2013) (19)
4.6	Form of Warrant (July 26, 2013) (19)
4.7	Amended and Restated Convertible Debenture Indenture among Crailar Technologies Inc. and Computershare Trust Company of Canada, dated December 23, 2013 (21)
4.8	Form of Subscription Agreement for December 20, 2013 private placement (21)
4.9	Form of Warrant for December 20, 2013 private placement (21)
10.1	Collaboration Agreement dated effective May 7, 2004 between Hemptown Clothing, Inc., and the National Research Council of Canada (1)
10.2	Renewed Collaboration Agreement dated effective December 7, 2007 between CRAiLAR Fiber Technologies Inc., and the National Research Council of Canada (1)
10.3	Amendment to the Renewed Collaboration Agreement dated effective February 19, 2010 between Naturally Advanced Technologies Inc. and the National Research Council of Canada (1)
10.4	Master Agreement for Technology Development between Alberta Research Council and CRAiLAR Fiber Technologies dated January 1, 2007 (2)
10.5	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Meriwether Accelerators LLC dated November 27, 2007 with effective date of August 24, 2007 (3)
10.6	2006 Stock Option Plan (4)
10.7	Letter Agreement dated September 2, 2008 between Naturally Advanced Technologies Inc. and Lipper/Heilshorn & Associates, Inc. (5)
10.8	Renewal of CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Meriwether Accelerators LLC dated October 14, 2008 (6)
10.9	2008 Fixed Share Stock Option Plan (7)
10.10	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Kenneth Barker, dated for reference August 24, 2009 (9)
10.11	Service Agreement between Naturally Advanced Technologies Inc. and OrganicWorks Marketing LLC dated November 25, 2010 (9)
10.12	Equipment Lease and Location Sublease dated August 9, 2010 between Naturally Advanced Technologies Inc. and Eastern Flax of South Carolina, LLC (10)
10.13	2010 Fixed Share Option Plan (11)
10.14	Lease Agreement, dated June 30, 2011 between 0702311 BC Ltd. and Naturally Advanced Technologies Inc. (13)
10.15	Office Lease Agreement dated August 8, 2011 between Naturally Advanced Technologies Inc. and MDW Properties, LLC (13)
10.16	Lease Agreement dated July 1, 2011 between Naturally Advanced Technologies Inc. and Jessie Dale McCollough (13)
10.17	2011 Fixed Share Option Plan, as amended (23)
10.18	Lease Agreement dated March 14, 2012 between Colony Square Investment Company, LLC and Naturally Advanced Technologies US Inc. (13)
10.19	Supply Agreement among CRAiLAR Technologies Inc. and Kowa Company Ltd., dated January 10, 2013 (14)

10.20	Development Agreement among CRAiLAR Technologies Inc. and Cotswold Industries Inc., dated February 10, 2013 (15)
10.21	Senior Executive Employment Agreement between the Company and Kenneth Barker, dated April 2, 2012 (18)
10.22	Senior Executive Employment Agreement between the Company and Guy Prevost, dated April 2, 2012 (18)
10.23	Senior Executive Employment Agreement between the Company and Jason Finnis, dated April 2, 2012 (18)
10.24	Senior Executive Employment Agreement between the Company and Larisa Harrison, dated April 2, 2012 (18)
10.25	Senior Executive Employment Agreement between the Company and Jay Nalbach, dated April 24, 2012 (18)
10.26	Senior Executive Employment Agreement between the Company and Tom Robinson dated June 18, 2012 (18)
10.27	Marketing and Development Agreement among CRAiLAR Technologies Inc. and Cone Denim LLC., dated March 11, 2013 (17)
10.28	Demand Convertible Promissory Note from CRAiLAR Technologies Inc. to Robert Edmunds, dated October 11, 2013 (20)
10.29	Asset Purchase Agreement between Schrurs NV, CRAiLAR Technologies Inc. and Mr. Serge Schrurs, dated November 6, 2013 (24) (†)
10.30	Loan Agreement between Crailar Technologies Inc. and IKEA Supply AG, dated November 29, 2013 (24) (†)
10.31	General Supply Agreement between Crailar Technologies Inc. and IKEA Supply AG, dated December 9, 2013 (22) (†)
10.32	Asset Purchase Agreement between Schrurs NV, CRAiLAR Technologies Inc. and Mr. Serge Schrurs, dated December 13, 2013 (22) (†)
10.33	Framework Agreement Development Work between IKEA Supply AG, Crailar Technologies Inc. and Schrurs NV, dated December 13, 2013 (22) (†)
10.34	Tripartite Agreement between National Research Council of Canada, CRAiLAR Technologies Inc. and IKEA Supply AG, dated December 18, 2013 (21)
10.35	Amended and Restated Promissory Note from Crailar Technologies Inc. to Jason Finnis, dated January 21, 2014 (21)
10.36	Amended and Restated Promissory Note from Crailar Technologies Inc. to Kenneth Barker, dated January 21, 2014 (21)
10.37	Amended and Restated Promissory Note from Crailar Technologies Inc. to Robert Edmunds, dated January 21, 2014 (21)
10.38	Senior Executive Employment Agreement between Crailar Technologies Inc. and Ted Sanders, dated April 16, 2014 *
14.1	Code of Ethics (8)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act *
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

* Filed herewith.
(1) Filed as an exhibit to our Form 8-K as filed with the SEC on March 8, 2010.
(2) Filed as an exhibit to our Form 8-K as filed with the SEC on June 25, 2007.
(3) Filed as an exhibit to our Form 8-K as filed with the SEC on December 21, 2007.
(4) Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2006 as filed with the SEC on March 31, 2007.
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
(23) Filed as an exhibit to our Form 10-K for the fiscal year ended December 28, 2013, as filed with the SEC on March 28, 2014.
(24) Filed as an exhibit to our Form 8-K/A as filed with the SEC on May 6, 2014.
(†) Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRAILAR TECHNOLOGIES INC.

By:	/s/ Kenneth C. Barker
Kenneth C. Barker
Chief Executive Officer and a director
Date: May 16, 2014

By:	/s/ Theodore Sanders
Theodore Sanders
Chief Financial Officer
Date: May 16, 2014