Form 10-Q
period 2014-06-28
CRAILAR TECHNOLOGIES INC
filed 2014-08-12
CIK 1210294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]      No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
64,428,003 shares of common stock as of August 11, 2014.

CRAILAR TECHNOLOGIES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
June 28, 2014

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Crailar Technologies Inc. (formerly Naturally Advanced Technologies, Inc.) (sometimes referred to as “we”, “us” or the “Company”) are included in this quarterly report on Form 10-Q:

CRAiLAR Technologies Inc.
Consolidated Balance Sheets
(In US Dollars)

	June 28	December 28
	2014	2013
	(Unaudited)

ASSETS
Current
Cash and cash equivalents	$488,673	$1,193,365
Accounts receivable	1,151,966	223,105
Inventory	926,367	945,040
Prepaid expenses and deposits	755,874	290,872
	3,322,880	2,652,382

Deferred Debt Issuance Costs	1,271,499	1,442,023
Property and Equipment, net	18,068,893	17,240,012
Intangible Assets, net	154,953	155,545
	$22,818,225	$21,489,962

LIABILITIES
Current
Accounts payable	$2,596,758	$2,377,901
Accrued liabilities	1,364,069	2,342,153
Unearned revenue	263,901	247,655
Notes payable	-	476,614
Current portion of loans payable	587,278	634,486
Current portion of long term debt	104,935	-
Derivative liabilities (note 7)	395,231	-
	5,312,172	6,078,809

Deferred Income Tax Liability	197,219	199,131
Loans Payable	477,195	551,190
Long Term Debt	19,619,320	16,674,686
	25,605,906	23,503,816

STOCKHOLDERS' DEFICIT
Capital Stock Authorized: 100,000,000 common shares without par value Issued and outstanding : 50,428,003 commons shares (December 28, 2013 - 47,806,031)	38,109,006	34,889,370

Additional Paid-in Capital	10,382,729	9,934,322
Accumulated Other Comprehensive Gain	683,980	585,301
Deficit	(51,963,396)	(47,422,847)
	(2,787,681)	(2,013,854)
	$22,818,225	$21,489,962

Subsequent Events (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

CRAiLAR Technologies Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In US Dollars)
(Unaudited)

	Thirteen week	Thirteen week	Twenty six week	Twenty six
	period ended	period ended	period ended	period ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013

Revenues	$742,564	$182,376	$1,178,014	$182,376

Cost of sales
Materials and direct product production costs	685,058	200,819	1,044,705	200,819
Fixed Overhead	76,749	163,188	174,984	163,188
Facility commissioning costs	250,983	207,127	502,808	207,127
Depreciation	131,508	257,347	235,359	257,347
	1,144,298	828,481	1,957,856	828,481
Gross loss	(401,734)	(646,105)	(779,842)	(646,105)

Expenses
Marketing and promotion	93,340	233,585	176,010	432,944
Amortization and depreciation	26,286	45,434	50,426	97,371
General and administrative	1,178,824	1,517,784	2,414,021	3,796,724
	1,298,450	1,796,803	2,640,457	4,327,039

Loss before other items	(1,700,184)	(2,442,908)	(3,420,299)	(4,973,144)

Other income (expense):
Accretion expense	(174,816)	-	(437,268)	-
Research and development	(64,484)	(36,686)	(117,081)	(92,956)
Interest	(523,775)	(483,248)	(1,064,408)	(794,773)
Gain on disposal of assets	-	790	-	790
Gain on debt settlement	234,354	-	234,354	-
Write down of inventory	-	(477,378)	-	(873,755)
Fair value adjustment derivative liabilities	264,153	407,620	264,153	481,599
	(264,568)	(588,902)	(1,120,250)	(1,279,095)

Net loss	$(1,964,752)	$(3,031,810)	$(4,540,549)	$(6,252,239)

Other comprehensive income (loss)
Exchange differences on translating to presentation currency	(481,445)	525,273	98,679	723,253
Comprehensive loss	$(2,446,197)	$(2,506,537)	$(4,441,870)	$(5,528,986)

Net loss per share (basic and diluted)	$(0.04)	$(0.07)	$(0.09)	$(0.14)

Weighted average number of common shares outstanding	50,892,464	44,407,621	49,540,232	44,392,374

The accompanying notes are an integral part of these consolidated financial statements.

CRAiLAR Technologies Inc.
Consolidated Statements of Cash Flows
(In US Dollars)
(Unaudited)

	For twenty-six week	For twenty-six week
	period ended	period ended
	June 28, 2014	June 29, 2013

Cash flows used in operating activities
Net loss	$(4,540,549)	$(6,252,239)
Adjustments to reconcile net loss to net cash from operating activities
Amortization and depreciation	285,785	586,638
Amortization of deferred debt issuance costs	170,524	176,712
Accretion	437,268	-
Fair value adjustment of derivative liability	(264,153)	(481,599)
Gain on disposal of assets	-	(790)
Rent inducement	16,428	73,859
Stock-based compensation	448,407	1,035,217
Gain on settlement of debt	(234,354)	-
Write down of equipment	-	-
Write down of inventory	-	873,755

Changes in working capital assets and liabilities
Increase in accounts receivable	(928,861)	(102,218)
Decrease (Increase) in inventory	18,673	(472,628)
Increase in prepaid expenses	(465,002)	(165,227)
Increase in accounts payable	332,973	441,302
Decrease in accrued liabilities	(217,126)	(94,070)
Net cash used in operating activities	(4,939,987)	(4,381,288)

Cash flows used in investing activities
Purchase of property and equipment	(1,090,622)	(2,492,533)
Acquisition of intangible assets	(23,400)	(49,545)
Net cash flows used in investing activities	(1,114,022)	(2,542,078)

Cash flows from financing activities
Issuance of capital stock and warrants	3,147,925	192,876
Promissory notes payable	(661,452)	-
Loans payable	(124,553)	-
Proceeds from convertible debenture	-	4,218,144
Proceeds from long term debt	2,984,383	-
Deferred issuance costs for convertible debenture	-	(494,262)
Net cash flows from financing activities	5,346,303	3,916,758

Effect of exchange rate changes on cash and cash equivalents	3,014	723,253

Decrease in cash and cash equivalents	(704,692)	(2,283,355)

Cash and cash equivalents, beginning	1,193,365	2,877,210

Cash and cash equivalents, ending	$488,673	$593,855

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH FINANCING AND INVESTING ACTIVITIES:
Cash paid for interest	$982,730	$277,397
Capital stock issued in settlement of accounts payable and accruals	$632,376	$-
Capital stock issued as share issue costs	$220,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

CRAiLAR Technologies Inc.
Notes to Consolidated Financial Statements
June 28, 2014
(In US dollars)
(Unaudited)

1.	Basis of Presentation

These unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the audited consolidated financial statements for the year ended December 28, 2013, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission. Operating results for the twenty-six week period ended June 28, 2014 are not necessarily indicative of the results that may be expected for the year ending December 27, 2014. These interim unaudited consolidated financial statements should be read in conjunction with the information included in the Company’s Form 10-K filed on March 28, 2014 with the U.S. Securities and Exchange Commission.

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

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and payment of liabilities in the normal course of business. The Company has incurred losses since inception of $51,963,396 and further losses are anticipated in the development of its business. There can be no assurance that the Company will be able to achieve or maintain profitability. At June 28, 2014 there is a working capital deficiency of $1,989,292 and future operations are dependent on raising additional funding from debt or equity financings. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

The Company evaluated events occurring between June 28, 2014 and the date financial statements were issued.

The Company has elected to early adopt the guidance in FASB Topic 915 this quarter and no longer provides the accounting disclosures for development stage companies. Accordingly, the figures for the period from inception to the current period are no longer provided and all references to development stage operations have been removed. Other recent accounting pronouncements with future effective dates are not expected to have an impact on the Company’s financial statements.

2.	Inventory

	June 28, 2014	December 28, 2013
CRAiLAR fiber	$309,170	$186,464
Decorticated fiber	164,718	252,263
Raw flax fiber feedstock	369,590	369,590
Hemp	9,500	-
Other	73,389	136,723
	$926,367	$945,040

CRAiLAR Technologies Inc.
Notes to Consolidated Financial Statements
June 28, 2014
(Unaudited)

3.	Property and Equipment

		Accumulated	Net Book Value	Net Book Value
	Cost	Amortization	June 28, 2014	December 28, 2013
Automobiles	$58,745	$8,876	$49,869	$49,867
Computer equipment	119,289	69,106	50,183	57,180
Equipment	1,108,561	111,915	996,646	443,105
Equipment held for sale	70,000	-	70,000	70,000
Furniture and fixtures	62,248	39,390	22,858	25,421
Leasehold improvements	6,366,911	621,414	5,745,497	5,711,874
Production equipment	5,943,458	505,527	5,437,931	4,818,280
Production equipment in construction	5,687,768	-	5,687,768	6,060,849
Website development costs	128,046	119,905	8,141	3,436
	$19,545,026	$1,476,133	$18,068,893	$17,240,012

4.	Intangible Assets

		Accumulated	Net Book Value	Net Book Value
	Cost	Amortization	June 28, 2014	December 28, 2013
Patents	$179,137	$88,943	$90,194	$85,482
Trademarks	121,723	95,324	26,399	28,065
License fee	62,652	27,227	35,425	41,998
Computer Software	11,081	8,145	2,935
	$374,593	$219,640	$154,953	$155,545

During the twenty-six week period ended June 28, 2014, the Company recorded amortization and depreciation expense of $285,785 (2013 - $354,718) of which $235,359 (2013 - $257,347) was classified as cost of sales.

CRAiLAR Technologies Inc.
Notes to Consolidated Financial Statements
June 28, 2014
(Unaudited)

5.	Long Term Debt

Long term debt:

	June 28, 2014	December 28, 2013
Convertible debentures
Balance, beginning	$16,674,686	$10,051,262
Convertible debentures issued	-	8,307,249
Discount on debentures	-	(754,829)
Amendment of debentures – conversion price	-	(79,931)
Accretion expense	125,768	94,030
Convertible debentures converted	(17,786)	-
Effect of foreign exchange	(43,677)	(943,095)
Balance, ending	16,738,991	16,674,686

IKEA Loan
Balance, beginning	-	-
Loan issued	2,984,383	-
Effect of foreign exchange	881	-
Balance, ending	2,985,264	-
Long term debt – long term	19,724,255	16,674,686
Less: current portion	104,935	-
	$19,619,320	$16,674,686

CRAiLAR Technologies Inc.
Notes to Consolidated Financial Statements
June 28, 2014
(Unaudited)

Deferred issuance costs:

	June 28, 2014	December 28, 2013
Balance, beginning	$1,442,023	$1,024,294
Issuance costs – cash	52,198	800,910
Issuance costs – warrants	-	66,278
Issuance costs allocated to additional paid in capital	-	(102,670)
Amortization of issuance costs	(216,226)	(346,789)
Effect of foreign exchange	(6,496)	-
	$1,271,499	$1,442,023

Convertible Debentures

On September 20, 2012, the Company completed the offering of $10,051,262 (CAD$10,000,000) convertible debentures (the “September 2012 Debentures”). The September 2012 Debentures mature on September 20, 2017. The September 2012 Debentures bear interest at a rate of 10% per year, payable semi-annually on March 31 and September 30, starting March 31, 2013. As at June 28, 2014, accrued interest of $228,144 (CAD$244,744) (2013 – 240,937, (CAD$246,575)) was included in accrued liabilities.

On February 26, 2013, the Company completed an offering of $4,943,643 (CAD$5,000,000) convertible debentures (the “February 2013 Debentures”). The February 2013 Debentures mature on September 30, 2017. The February 2013 Debentures bear interest at a rate of 10% per year, payable semi-annually on March 31 and September 30, starting September 30, 2013. As at June 28, 2014, accrued interest of $114,115 (CAD$121,918) (2013 – 164,640 (CAD$168,493)) was included in accrued liabilities. The Company paid a total of $427,049 (CAD$487,830) in cash issuance costs which have been recorded as deferred debt issuance costs.

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

On July 26, 2013, the Company closed a convertible debenture offering for gross proceeds of $3,363,606 (CAD$3,535,000) (the “July 2013 Debentures”). The July 2013 Debentures will mature on July 26, 2016 and will accrue interest at a rate of 10% per year, payable semi-annually in arrears on March 31 and September 30 commencing September 30, 2013. In the event the Company completes one or more equity financings between July 26, 2013 and July 26, 2016 with gross proceeds of at least an aggregate of $19.4 million (CAD$20.0 million), the Company must, subject to providing no less than 60 days prior notice to each holder of the July 2013 Debentures, redeem the July 2013 Debenture in whole at face value plus all accrued and unpaid interest thereon. As at June 28, 2014, accrued interest of $80,679 (CAD$86,196) was included in accrued liabilities. At the holder’s option, the debentures may be converted into common shares in the capital of the Company at any time up to the earlier of the maturity date and the business day immediately preceding the date specified by the Company for redemption of the debentures. The conversion price is CAD$1.25 per share.

CRAiLAR Technologies Inc.
Notes to Consolidated Financial Statements
June 28, 2014
(Unaudited)

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

The proceeds were allocated to the July 2013 Debentures and the Warrants based on their relative fair values and accordingly, $2,295,309 (CAD$2,757,300) was allocated to the 2103A Notes and $754,829 (CAD$777,700) was allocated to the Warrants and recorded as a reduction in the July 2013 Debentures and an increase in additional paid-in capital.

The Company incurred a total of $440,139 in issuance and commission costs relating to the July 2013 Debentures. This included $373,861 in cash issuance costs and the fair value of warrants to purchase 192,360 common shares issued to a finder of $66,278. The warrants entitle the holder to purchase common shares for $1.25 per share for three years from the date of issuance. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model with the following assumptions: expected dividend yield – 0; expected stock price volatility – 56%; risk-free interest rate – 0.59%; expected life – 2.83 years. The allocation of the 2013A Note issuance costs were based on the relative fair value of the July 2013 Debentures and the Warrants and, accordingly, $337,469 was allocated to deferred debt issuance costs and $102,670 was allocated to additional paid-in capital during the year ended December 28, 2013.

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

During the twenty-six week period ending June 28, 2014 the Company recorded amortization of the July 2013 Debentures debt discount in the amount of $125,768 which was included in interest expense.

During the twenty-six week period ended June 28, 2014, the Company recorded $205,867 (2013 - $158,043) in interest expense for the amortization of deferred issuance costs.

IKEA Supply AG Loan

During the quarter ended March 29, 2014 the Company received $2,197,153 (€1,597,000) pursuant to a loan agreement entered into with IKEA Supply AG (“IKEA”) with an effective date of November 29, 2013. The loan bears an interest rate of 1.9% per annum and is payable in monthly installments of $15,118 (€11,000) from December 20, 2014 through June 20, 2016 with the remainder due in full on June 25, 2016. IKEA agreed to loan the Company a total of $3,028,300 (€2,190,000) which was fully drawn during the second quarter. The loan is secured by assets purchased with the proceeds, as well as a portion of the secured assets used to secure the July 2013 Debentures. As at June 28, 2014, accrued interest of $14,212 (CAD$15,182) was included in accrued liabilities.

The Company incurred a total of $52,198 in issuance costs related to the IKEA loan. This included $37,079 in costs paid during the year ended December 28, 2013 and $15,119 paid during the twenty-six week period ended June 28, 2014. During the twenty-six week period ended June 28, 2014, the Company recorded $10,359 (2013 - $nil) in interest expense for the amortization of deferred issuance costs.

CRAiLAR Technologies Inc.
Notes to Consolidated Financial Statements
June 28, 2014
(Unaudited)

6.	Notes Payable

	June 28, 2014	December 28, 2013
Balance, beginning	$476,614	$-
Principal	-	655,804
Interest	29,384	23,781
Repayment	(661,452)	(48,326)
Beneficial conversion feature	-	(188,140)
Accretion expense – beneficial conversion feature	150,372	33,495
Bonus shares issued	(131,744)	-
Accretion expense – bonus shares issued	131,744	-
Effect of foreign exchange	(5,082)	-
	$-	$476,614

On October 11, 2013, the Company issued a convertible promissory note in favor of Mr. Jason Finnis, one of its directors, in the principal amount of $96,180 (CDN$100,000). The promissory note is unsecured and bears interest on the principal amount at the rate of 12% per annum, which interest is payable in full on repayment of the principal amount. On November 7, 2013, the company repaid Mr. Finnis $48,326 (CDN$50,000) of principal including interest of $441 (CDN$460). On April 1, 2014 the Company repaid Mr. Finnis $49,427 (CAD $52,807) for the remaining balance of the note and interest.

On October 11, 2013, the Company issued a convertible promissory note in favor of Mr. Kenneth Barker, one of its directors, in the principal amount of $50,000. The promissory note is unsecured and accrues interest on the principal amount at the rate of 12% per annum, which interest is payable in full on repayment of the principal amount. On April 2, 2014 the Company repaid Mr. Barker $52,751 for the outstanding balance of the note including interest.

On October 11, 2013, the Company issued a demand convertible promissory note in favor of Mr. Robert Edmunds, one of its directors, in the principal amount of $467,369 (CDN$500,000). On December 4, 2013, the Company issued an additional demand convertible promissory note in favor of Mr. Edmunds, pursuant to a loan from Mr. Edmunds to the Company in the principal amount of $42,255 (CDN$45,000). The promissory notes are unsecured and accrue interest on the principal amount at a rate of 20% per annum, which interest is payable in full on repayment of the principal amount. In connection with the amendment of such convertible promissory notes, 181,666 bonus common shares of the Company were issued to Mr. Edmunds on January 30, 2014 with a fair value of $131,744. The value of the shares will be amortized over the term of the loan. During the twenty-six week period ended June 28, 2014, the Company recorded $131,744 in interest expense relating to the amortization of the value of the bonus shares. On April 1, 2014 the Company repaid Mr. Edmunds $559,274 for the outstanding balance of the note including interest.

The promissory notes issued to our directors during the year ended December 28, 2013 contain conversion features. Each lender has the right to convert any portion of the outstanding principal and interest payable for units at a conversion price of $0.60 per unit. Each unit is comprised of one common share and one common share purchase warrant of the Company. Each warrant entitles the holder to acquire one common share of the Company at an exercise price of CAD$0.70 per common share for a term of five years. The Company recognized a beneficial conversion feature of $188,140 (CAD$200,000) based on the excess of the fair value of the common stock over the conversion price. During the twenty-six week period ended June 28, 2014, the Company amended the loans and removed the beneficial conversion feature. The Company incurred an accretion expense of $150,372 during the twenty-six week period ended June 28, 2014, reducing the value of the beneficial conversion feature to a balance of $nil.

CRAiLAR Technologies Inc.
Notes to Consolidated Financial Statements
June 28, 2014
(Unaudited)

7.	Capital Stock

During the twenty-six week period ended June 28, 2014, the Company issued shares as follows:

a.

The Company completed a private placement on March 20, 2014 of 2,515,000 units at $1.25 per unit for gross proceeds of $3,143,750. Each unit is comprised of one common share and one-half of one transferable common share purchase warrant of the Company. Each warrant entitles the holder thereof to acquire one common share of the Company at an exercise price of $1.75 per common share for a term of 2 years. In addition, finder’s fees of an aggregate of 176,400 shares were issued to two finders in conjunction with the closing of this private placement. The warrants have exercise prices denominated in United States dollars, which differs from the Company’s functional currency and are therefore classified as a derivative liability and recorded at fair value which was determined to be $578,450 on issuance and $314,375 at June 28, 2014. The fair value of warrants are re-measured at each balance sheet date and the change in fair value is recorded in the statement of loss. The fair value was determined using the Black-Scholes option pricing model with an expected life of two years and with the same assumptions used in Note 7.

b.	The Company issued 181,666 common shares with a fair value of $131,744 as a bonus on an amendment of a promissory notes issued to one of our directors. Refer to Note 6.

c.

On May 23, 2014, the Company issued 1,724 shares of common stock upon the conversion of $4,681 (CAD$5,000) principal amount of previously issued convertible debentures at the conversion price of $2.70 (CAD$2.90) per share. On June 17, 2014, the Company issued 4,827 shares of common stock upon the conversion of $13,105 (CAD$14,000) principal amount of previously issued convertible debentures at the conversion price of $2.68 (CAD$2.90) per share.

d.

The Company completed a private placement of units to thirteen creditors in settlement of $927,944 in debt on June 2, 2014 of 742,355 units at an agreed issuance price of $1.25 per unit. Each unit was comprised of one common share and one-half of one transferable common share purchase warrant of the Company. Each whole warrant entitles the holder thereof to acquire one common share of the Company at an exercise price of $1.75 per common share for a term of 2 years. The warrants have exercise prices denominated in United States dollars, which differs from the Company’s functional currency and are therefore classified as a derivative liability and recorded at fair value which was determined to be $56,072 on issuance and $80,856 at June 28, 2014. The fair value of warrants are re-measured at each balance sheet date and the change in fair value is recorded in the statement of loss. The fair value was determined using the Black-Scholes option pricing model with an expected life of two years and with the same assumptions used in Note 7.

Share purchase warrants outstanding as at June 28, 2014 are:

	Warrants	Weighted-Average Exercise Price
Warrants outstanding, December 28, 2013	6,887,580	$1.15
Warrants issued	1,628,680	$1.75
Warrants outstanding, June 28, 2014	8,516,260	$1.18

The weighted average remaining contractual life of outstanding warrants at June 28, 2014, is 3.04 years.

CRAiLAR Technologies Inc.
Notes to Consolidated Financial Statements
June 28, 2014
(Unaudited)

Stock options outstanding as at June 28, 2014 are:

	Shares	Weighted-Average Exercise Price
Options outstanding, December 28, 2013	6,468,799	$1.80
Options granted	1,688,000	$1.31
Options cancelled/expired	(67,504)	$2.28
Options outstanding, June 28, 2014	8,089,295	$1.70
Options exercisable, June 28, 2014	6,804,520	$1.78

Stock options outstanding at June 28, 2014, are summarized as follows:

		Weighted Average			Weighted
Range of Exercise	Number	Remaining Contractual	Weighted Average	Number	Average
Prices	Outstanding	Life (yr)	Exercise Price	Exercisable	Exercise Price
$0.87 - $3.05	8,089,295	2.58	$1.70	6,804,520	$1.78

During the twenty-six week period ended June 28, 2014, options to purchase 467,393 (2013 – 862,715) common shares vested under the Company’s amended 2011 Fixed Share Option Plan. A total expense of $448,407 (2013 - $1,035,217) was recorded as stock-based compensation, of which $13,468 (2013 - $137,473) was included in consulting and contract labour expense and $434,939 (2013 - $897,744) was included in salaries and benefits expense.

The fair value of options granted during the twenty-six week period ended June 28, 2014 was determined using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rates	0.63% to 0.70%
Volatility factor	73% to 88%
Expected life of options, in years	3 - 4.2

The weighted average fair value of the options granted during the twenty-six week period ended June 28, 2014 is $0.73.

CRAiLAR Technologies Inc.
Notes to Consolidated Financial Statements
June 28, 2014
(Unaudited)

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

Under the terms of the asset purchase agreement, for a term of five years from the closing date of December 1, 2013, the repayment of the debt assumed by the Company shall be made in accordance with the terms of such debts and / or the repayment terms agreed upon between the seller and the respective creditors of the seller’s debts. On the fifth anniversary of the closing date, the aggregate outstanding amount under the seller’s debts at that point in time shall be repaid in whole by the Company to the respective creditors of the seller’s debts. During the twenty-six week period ended June 28, 2014, the Company made repayments of $123,790 and accrued interest of $12,084 .

At June 28, 2014 the debt assumed consists of the following, including a foreign exchange effect of $10,612:

Bank line of credit, bearing interest at 3.25%, repayable June 25, 2014	$283,727
Bank term loans, bearing interest ranging from 3.1% to 4.55%, repayable between September 2014 and December 2018	622,628
Loan payable on demand bearing interest at 4% per annum	89,998
Loan payable on demand bearing no interest	68,130
1,064,483
Less: current portion	587,288
$477,195

All of the above debt is denominated in Euros; the table above reflects applicable amounts in US dollars.

9.	Related Party Transactions

During the twenty-six week period ended June 28, 2014, $534,228 (2013 - $754,921) was incurred for remuneration to officers and directors of the Company.

Refer to Note 6.

CRAiLAR Technologies Inc.
Notes to Consolidated Financial Statements
June 28, 2014
(Unaudited)

10.	Commitments

The Company is committed to lease payments totaling approximately $1,930,000 for premises under lease. The minimum lease payments over the next five years are as follows:

2014	$140,000
2015	264,000
2016	264,000
2017	264,000
2018	209,000
Total	$1,141,000

11.	Subsequent Events

a) On August 6, 2014, the Company completed the public offering of 13,000,000 units (the “Units”) of the Company at a price of $0.50 per unit for aggregate gross proceeds of $6,500,000 (the “Offering”). Each unit is comprised of one common share and one common share warrant of the Company (each common share purchase warrant, a “Warrant”). Each warrant entitles the holder thereof to acquire one common share of the Company at an exercise price of $0.535 per common share at any time prior to August 6, 2019.

The Company has paid 7% of gross proceeds of the offering to the underwriters and has granted them an option (the “Over-Allotment Option”), exercisable in whole or in part at any time up to 30 days following the closing of the Offering. The Over-Allotment Option allows the underwriters to purchase an additional 15% of the Offering solely to cover over-allotments, if any, and for market stabilization purposes. The Over-Allotment Option entitles the underwriters to purchase a maximum of 1,950,000 units or 1,950,000 common shares and/or 1,950,000 warrants.

b) The Over-Allotment Option has been partially exercised and the underwriters have purchased 1,950,000 warrants at $0.001 per warrant for proceeds of $1,950.

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

Overview

We are focused on bringing sustainable bast fiber-based products to market that are environmentally friendly natural fiber alternatives with equivalent or superior performance characteristics to cotton, wood or fossil-fuel based fibers. Our business operations consist primarily of the production of our natural and proprietary CRAiLAR® Flax fibers targeted at the natural yarn and textile industries, as well as the deployment of our CRAiLAR processing technologies in the cellulose pulp and composites industries. We believe that we offer two key opportunities for development:

•	CRAiLAR fibers (using flax, hemp or other sustainable bast fiber) for textiles (knit, woven and non-woven constructions) available in a variety of blends, textures, colors and applications; and

•	CRAiLAR technologies for processing cellulose-based fibers as a high grade dissolving pulp for use in the additives, ethers and performance apparel markets.

Effective in fiscal 2013, we began to report our first, second, third and fourth quarters on a 4-4-5 basis, with each quarter ending on the Saturday closest to the last day of each third month.

Acquisition of Production Facility

We commenced production of the first stage of the CRAiLAR flax fiber process in the first quarter of fiscal 2013 out of our decortication facility in Pamplico, South Carolina. Following the decortication process, the fibers were converted into CRAiLAR Flax fiber at a third party wet processing facility with initial fiber sales beginning in the second quarter of fiscal 2013. In December 2013, we acquired a European fiber dyeing facility with equipment similar to that used to produce CRAiLAR Flax fiber. The acquisition was made pursuant to an Asset Purchase Agreement dated November 6, 2013, which was amended and restated on December 13, 2013. The new facility allowed us to accelerate our timeline for establishing a company-controlled CRAiLAR wet processing capability. Production of CRAiLAR fibers at this facility commenced in January 2014. We believe the facility has the capacity to produce over 280,000 pounds of CRAiLAR Flax fiber per week with space to expand the capacity to over 800,000 pounds per week. Operations at our decortication facility in South Carolina have been suspended until improvements have been built and installed to the front end of the production line.

Debentures

On September 20, 2012, we completed the offering of $10.1 million (CAD$10.0 million) worth of convertible debentures (the “September 2012 Debentures”), which bear interest at a rate of 10% per year, payable semi-annually on March 31 and September 30 of each year and mature on September 20, 2017. The holders of the September 2012 Debentures have the option to convert, at any time prior to the maturity date, the September 2012 Debentures into shares of our common stock at a price of $2.85 (CAD$2.90) per share for each $972 (CAD$1,000) of principal amount converted. On February 25, 2013, we completed another offering of $4.9 million (CAD$5.0 million) convertible debentures (the “February 2013 Debentures”) with essentially the same terms as the previously mentioned offering. Furthermore, on July 26, 2013, we completed a third offering of $3.4 million (CAD$3.5 million) worth of convertible debentures (the “July 2013 Debentures”) with an interest rate of 10% payable semi-annually on March 31 and September 30 of each year, which mature on July 26, 2016. Originally, the holders of the July 2013 Debentures had the option to convert, at any time prior to the maturity date, such debentures into shares of our common stock at a price of $1.94 (CAD$2.00) per share for each $972 (CAD$1,000) of principal amount converted. However, pursuant to the Amended and Restated Convertible Debenture Indenture dated December 23, 2013, the conversion price for the July 2013 Debentures has been reduced to $1.21 (CAD$1.25) per share of common stock. The holders of the July 2013 Debentures also each received warrants to purchase 800 shares of our common stock at an exercise price of $1.21 (CAD$1.25) per share for each $972 (CAD$1,000) of principal amount of July 2013 Debentures purchased, which warrants are exercisable at any time prior to the maturity date of the debentures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its six wholly-owned subsidiaries as of June 28, 2014: Crailar Inc., a Nevada incorporated company; Hemptown USA, Inc., a Nevada incorporated company; 0697872 B.C. Ltd., a British Columbia incorporated company; Crailar Fiber Technologies Inc., a British Columbia incorporated company, HTnaturals Apparel Corp, a British Columbia incorporated company; and Crailar Europe NV, a Belgian corporation. All intercompany transactions and account balances have been eliminated upon consolidation.

Cash and Cash Equivalents

Cash equivalents consist of cash on deposit and term deposits with original maturities of one year or less at the time of issuance. As of June 28, 2014, the Company had $0.5 million in cash and cash equivalents.

Inventory

The raw flax fiber feedstock, decorticated fiber and CRAiLAR fiber are valued at the lower of cost and market. All direct costs are capitalized to raw flax fiber inventory, decorticated fiber inventory and CRAiLAR fiber. Seed inventory is valued at the lower of average cost and market. Cost represents the cost to purchase seed and/or growing cost plus any related shipping costs. Other inventories, which primarily consist of production consumables, are recorded at the lower of cost and replacement cost, which approximates net realizable value.

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

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are computed using the weighted average number of shares outstanding during the year. Common stock equivalents from stock options and warrants were excluded from the calculation of net loss per share for the periods ended June 28, 2014 and June 29, 2013 as their effect is anti-dilutive.

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

Credit risk. The risk in cash accounts is managed through the use of a major financial institution, which has high credit quality as determined by the rating agencies. Receivables are managed through the use of Letters of Credit and therefore credit risk is minimal.

Interest rate risk. Approximately $340,000 of the Company’s debt bears interest at fluctuating rates. Consequentially the Company is exposed to interest rate fluctuations. The Company does not currently hedge its exposure to interest rate risk.

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

RESULTS OF OPERATIONS

Thirteen-Week Period Ended June 28, 2014 Compared to Thirteen-Week Period Ended June 29, 2013

	Thirteen Weeks Ended
	June 28, 2014	June 29, 2013
	(amounts in thousands, except per share data)
Revenues	$743	$182
Cost of sales
Materials and direct production costs	685	201
Facility commissioning costs	251	207
Production facility overhead costs	77	163
Depreciation	132	257
	1,144	828
Gross loss	(402)	(646)
Expenses:
Marketing and promotion	93	234
Amortization and depreciation	26	45
General and administrative	1,179	1,518
	1,298	1,797
Loss before other items	(1,700)	(2,443)
Other income (expense):
Accretion expense	(175)
Interest	(524)	(483)
Research and development	(64)	(37)
Gain on disposal of assets		1
Gain on debt settlement	234	-
Write down of inventory	-	(477)
Fair value adjustment derivative liabilities	264	408
	(265)	(589)
Net loss	(1,965)	(3,032)
Exchange differences on translating to presentation currency	(481)	525
Total comprehensive loss	(2,446)	(2,507)
Loss per share (basic and diluted)	$(0.04)	$(0.07)
Non GAAP Financial Measures:
EBITDA	$(1,108)	(2,245)
Adjusted EDITDA	$(977)	$(1,453)

(1) EBITDA and Adjusted EBITDA are supplemental non-GAAP financial measures. EBITDA consist of net loss before (a) interest expense; (b) accretion expense; and (c) depreciation and amortization. “Adjusted EBITDA” further adjusts EBITDA to exclude stock-based compensation expense, facility commissioning expense, fair value adjustment derivative liabilities, gain on settlement of debt, gain on disposal of assets, impairment loss and rent inducement expense.

Revenue and Gross Margins

For the thirteen week period ended June 28, 2014 (“Second Quarter 2014”) our revenues were derived from sales of CRAiLAR fiber and other fiber (non-CRAiLAR) at our new European production facility. For the thirteen week period ended June 28, 2013 (“Second Quarter 2013”) our revenues were derived from CRAiLAR fiber.

Our gross loss for Second Quarter 2014 was $0.4 million (2013: $0.6 million). Cost of sales is comprised of $0.7 million (2013: $0.2 million) for flax feedstock, utilities, labor, chemicals and water directly related to sales of CRAiLAR Flax fiber and the non-CRAiLAR legacy fiber dyeing business; $0.3 million (2013: $0.2 million) to temporarily outsource the final CRAiLAR process until equipment is installed and training expenses for new employees to add more production shifts; $0.1 million (2013: $0.2 million) of facility overhead costs and $0.1 million (2013: $0.3 million) for depreciation of production equipment.

Operating Expenses

During the Second Quarter 2014 we recorded operating expenses of $1.3 million compared to operating expenses of $1.8 million for the Second Quarter 2013, a decrease of $0.5 million or approximately 27%. Causes for the reduction are a decrease in general and administrative expenses of $0.3 million and a reduction in marketing and promotion expense of $0.1 million.

Marketing and promotion expenses comprised of marketing salaries and sales development costs were $0.1 million for the Second Quarter 2014, a decrease of $0.1 million or approximately 40% from $0.2 million for the Second Quarter 2013. The decrease was primarily driven by a $0.1 million reduction in product development costs and investor relations and public relations expenses of $0.1 million.

General and administrative (G&A) expenses for the Second Quarter 2014 decreased to $1.2 million, a reduction of $0.3 million or approximately 23% from $1.5 million for the Second Quarter 2013. The decrease was primarily caused by a $0.2 million reduction in salaries and consultants expense, a decrease in professional fees of $0.2 million, and a $0.1 million reduction in stock-based compensation, partially offset by a $0.1 million cost increase associated with the South Carolina facility.

Other Items

Interest expense was $0.5 million for the Second Quarter 2014, approximately the same for the same period as last year Interest expense is attributable to the convertible debenture interest, European facility loan interest, IKEA loan interest and note payable interest of $0.4 million and the amortization of the deferred debt issuance costs of $0.1 million. Accretion expense was $0.2 million from the beneficial conversion feature of the promissory notes and amortization of bonus shares issued with promissory notes in the Second Quarter 2014. There was no accretion expense in the Second Quarter 2013. For Second Quarter 2014 compared to the Second Quarter 2013, research and development costs increased to $64,000 from $37,000 while the fair value adjustment of derivative liabilities was a gain of $264,000 compared to a gain of $407,000.

Net Loss

Our net loss for the Second Quarter 2014 was $2.0 million, or $0.04 per share, compared to $3.0 million, or $0.07 per share for the Second Quarter 2013. The reduction in loss was primarily attributable to the reduction in general and administration expenses of $0.3 million, a reduction in marketing and promotion expenses of $0.1 million, a reduction in gross margin loss of $0.2 million and a gain on settlement of debt of $0.3 million.

For the period ended June 28, 2014, the weighted average number of shares outstanding was 50,892,464 compared to 44,407,621 for the period ended June 29, 2013.

First Half 2014 Compared to First Half 2013

	Twenty-Six Weeks Ended
	June 28, 2014	June 29, 2013
	(amounts in thousands, except per share data)
Revenues	$1,178	$182
		-
Cost of sales
Materials and direct production costs	1,045	201
Facility commissioning costs	503	207
Production facility overhead costs	175	163
Depreciation	235	257
	1,958	828
Gross loss	(780)	(646)
Expenses:
Marketing and promotion	176	433
Amortization and depreciation	50	97
General and administrative	2,414	3,797
	2,640	4,327
Loss before other items	(3,420)	(4,973)
Other income (expense):
Accretion expense	(437)	-
Interest	(1,064)	(795)
Research and development	(117)	(93)
Gain on disposal of assets	-	1
Gain on debt settlement	234	-
Impairment loss on inventory	-	(874)
Fair value adjustment derivative liabilities	264	482
	(1,120)	(1,279)
Net loss	(4,541)	(6,252)
Exchange differences on translating to presentation currency	99	723
Total comprehensive loss	(4,442)	(5,529)
Loss per share (basic and diluted)	$(0.09)	$(0.14)
Non GAAP Financial Measures:
EBITDA	$(2,754)	(5,102)
Adjusted EDITDA	$(2,301)	$(3,395)

(1) EBITDA and Adjusted EBITDA are supplemental non-GAAP financial measures. EBITDA consist of net loss before (a) interest expense; (b) accretion expense; and (c) depreciation and amortization. “Adjusted EBITDA” further adjusts EBITDA to exclude stock-based compensation expense, facility commissioning expense, fair value adjustment derivative liabilities, gain on settlement of debt, gain on disposal of assets, impairment loss and rent inducement expense.

Revenue and Gross Margins

For the twenty-six week period ending June 28, 2014 (“First Half of 2014”) our revenues were derived from sales of CRAiLAR fiber and other fiber (non-CRAiLAR) at our new European production facility. For the twenty-six week period ended June 29, 2013 (“First Half of 2013”) our revenues were derived from CRAiLAR fiber.

Our gross loss for the First Half of 2014 was $0.8 million (2013: $0.6 million). Cost of sales is comprised of $1.0 million ( 2013: $0.2 million) for flax feedstock, utilities, labor, chemicals and water directly related to sales of CRAiLAR Flax fiber and the non-CRAiLAR legacy fiber dyeing business; $0.5 million (2013: $0.2 million) to temporarily outsource the final CRAiLAR process until equipment is installed and training expenses for new employees to add more production shifts; $0.2 million (2013:$0.2 million) of facility overhead costs and $0.2 million (2013: $0.3 million) for depreciation of production equipment.

Operating Expenses

During the First Half of 2014 we recorded operating expenses of $2.6 million compared to operating expenses of $4.3 million for the First Half of 2013, a decrease of $1.7 million or approximately 39%. Causes for the reduction are a decrease in general and administrative expenses of $1.4 million and a reduction in marketing and promotion expense of $0.3 million.

Marketing and promotion expenses comprised of marketing salaries and sales development costs were $0.2 million for the First Half of 2014, a decrease of $0.3 million or approximately 49% from $0.4 million for the First Half of 2013. The decrease was primarily driven by a $0.1 million reduction in product development costs and investor relations and public relations expenses of $0.1 million.

General and administrative (G&A) expenses for the First Half of 2014 decreased to $2.4 million, a reduction of $1.4 million or approximately 23% from $3.8 million for the First Half of 2013. The decrease was primarily caused by a $0.1 million reduction in salaries and consultants expense, a decrease in professional fees of $0.2 million, a $0.6 million reduction in stock-based compensation, and a reduction of $0.5 million in the costs associated with the South Carolina facility.

Other Items

Interest expense increased to $1.1 million for the First Half of 2014, compared to $0.8 million for the First Half of 2013, an increase of $0.3 million, resulting from a full year’s interest on certain convertible debentures in 2013, amortization of deferred debt issuance cost and debt discount. Interest expense is attributable to the convertible debenture interest, European facility loan interest, IKEA loan interest and note payable interest of $0.4 million and the amortization of the deferred debt issuance costs of $0.1 million. Accretion expense increased to $0.4 million from the beneficial conversion feature of the promissory notes and amortization of bonus shares issued with promissory notes in the First Half of 2014, compared to $0 for the First Half of 2013. During the First Half of 2014 there was a gain in the settlement of debt of $0.2 million, compared to $0 in the First Half of 2013. For the First Half of 2014 compared to the First Half of 2013, the fair value adjustment of derivative liabilities was a gain of $0.3 million compared to a gain of $0.5 million.

Net Loss

Our net loss for the First Half of 2014 was $4.5 million, or $0.09 per share, compared to $6.3 million, or $0.14 per share for the First Half of 2013..

For the First Half of 2014, the weighted average number of shares outstanding was 49,540,232 compared to 44,392,374 for the First Half of 2013.

Non-GAAP Financial Measures

The table below reconciles net loss to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Consolidated
Net loss	$(1,965)	$(3,032)	$(4,541)	$(6,252)
Interest expense	524	483	1,064	795
Accretion expense	175	-	437	-
Depreciation and amortization	158	303	286	355
EBITDA	(1,108)	(2,245)	(2,754)	(5,102)
Stock-based compensation	378	480	448	1,035
Facility commissioning expense	251	207	503	207
Fair value adjustment derivative liabilities	(264)	(408)	(264)	(482)
Gain on settlement of debt	(234)	-	(234)	-
Gain on disposal of assets	-	(1)	-	(1)
Impairment loss	-	477	-	874
Rent inducement expense	-	37	-	74
Adjusted EBITDA	$(977)	$(1,453)	$(2,301)	$(3,395)

Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) define and prescribe the conditions for use of certain non-GAAP financial information. We provide “EBITDA,” which is a non-GAAP financial measure that consists of net income (loss) before (a) interest expense, (b) accretion expense, and (c) depreciation and amortization. “Adjusted EBITDA” further adjusts EBITDA to exclude stock-based compensation expense, facility commissioning expense, fair value adjustment derivative liabilities, gain on settlement of debt, gain on disposal of assets, impairment loss and rent inducement expense.

We believe that these non-GAAP financial measures provide important supplemental information to management and investors. These non-GAAP financial measures reflects an additional way of viewing aspects of our operations that, when viewed with the U.S. GAAP results and the accompanying reconciliation to corresponding U.S. GAAP financial measures, provides a more complete understanding of factors and trends affecting our business and results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

First Half 2014 Compared to Fiscal Year Ended December 28, 2013

	2014	2013
	(in thousands)
Cash and cash equivalents	$489	$1,193
Working capital	$(1,989)	$(3,426)
Total assets	$22,818	$21,490
Total liabilities	$25,606	$23,504
Shareholders’ equity (deficit)	$(2,788)	$(2,014)

The Company has historically relied on equity financings, and more recently on sales of convertible debentures, to fund its operations. On June 2, 2014 the Company completed an equity financing for settlement of $927,944 in debts. On March 20, 2014, the Company completed an equity financing with gross proceeds of $3.1 million. On December 20, 2013, the Company completed an equity financing with gross proceeds of $1.9 million (CAD$2.0 million). On December 19, 2013, but having an effective date of November 29, 2013, we entered into a loan agreement to borrow up to $2.9 million (€2.2 million, approximately CAD$3.2 million). The Company has drawn on the loan $2.9 million (€2.2 million), which was used for capital expenditures for the European processing facility and general working capital. In February 2013, the Company completed a convertible debt financing for gross proceeds of $4.9 million (CAD$5.0 million). In July 2013, the Company completed an additional convertible debt financing for gross proceeds of $3.4 million (CAD$3.5 million). In September 2012, the Company completed a convertible debt financing for gross proceeds of $10.1 million (CAD$10.0 million). The Company expects to fund future operations and expansion through bank debt, government loan programs, customer financing, lease programs and additional equity and debt financings, as well as through cash generated from operations.

Net Cash Used in Operating Activities

Net cash flows used in operating activities for the First Half of 2014 were $4.9 million compared with $4.4 million for the First Half 2013. Cash flows used in operations for the First Half of 2014 consisted primarily of a net loss of $4.5 million offset by the following items: amortization and depreciation of $0.3 million (2013: $0.6 million), primarily related to production equipment in Europe for 2014 and to the decortication facility in the USA in 2013; accretion expense of $0.4 million (2013: $nil) related to the beneficial conversion feature of a promissory notes and amortization of the bonus shares issued pursuant to the promissory note; amortization of deferred debt issuance costs of $0.2 million (2013: $0.2 million); fair value adjustment of derivative liability of $(0.3 million) (2013: $(0.5 million)), the gain in 2013 related to the expiration of warrants having an exercise price in a currency other than the Company’s functional currency; rent of $(0.0 million) (2013: $0.1 million) related to the lease deferral at the South Carolina decortication facility; stock-based compensation of $0.4 million (2013; $1.0 million) was lower because of fewer options vesting in 2014 than in 2013; gain on settlement of debt $(0.2 million) (2013:$0); impairment of inventory of $0 (2013: $0.9 million) relating to the write down of raw feedstock and Crailar fiber to market price; (increase) decrease in accounts receivable of $(0.9 million) mainly due to sales tax receivable in Europe, and for Crailar sales (2013: $(0.1 million)); a decrease (increase) in inventory of $0.0 million (2013: $(0.5 million)); an (increase) in prepaid expenses of $(0.5 million) (2013: $0.2 million) mostly due to the timing of insurance and listing costs; an increase in accounts payable of $0.3 million (2013: $0.4 million) associated with the start of production in Europe; an increase (decrease) in accrued liabilities of $(0.2 million) (2013: $(0.1 million)) mostly related to debenture interest.

Net Cash Used in Investing Activities

Net cash flows used in investing activities for the First Half of 2014 were $1.1 million, compared to $2.5 million for the First Half of 2013. Cash flows used in investing activities consisted primarily of the acquisition of property and equipment for the European production facility of $1.1 million (compared with $2.5 million for the purchase of equipment at the U.S. decortication plant in 2013).

Net Cash Provided by Financing Activities

Cash flows provided by financing activities for the First Half of 2014 totaled $5.3 million compared to $3.9 million during for the First Half of 2013. The Company received proceeds from private placements of $3.1 million (2013: $0.2 million); proceeds from long term debt of $3.0 million (2012: $0) and had debt issuance costs of $0 (2013: $0.5) . The Company also repaid promissory notes and loans $0.8 million (2013: $0). During the First Half of 2013, we received proceeds of $4.2 million from the issuance of convertible debentures.

Effect of Exchange Rate

The effect of exchange rates on cash resulted in an unrealized gain of $3,014 for the First Half of 2014, as compared with an unrealized gain of $723,253 for the First Half of 2013.

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

In accordance with the conditions of the IKEA Loan (defined below), we approached the debenture holders (the “Debentureholders”) of the July 2013 Debentures about releasing their security over certain assets held by our subsidiary, CRAiLAR Inc., having an acquisition cost of $1.3 million, which form a portion of the assets securing the July 2013 Debentures pursuant to the Guaranty and Security Agreement (the “Guaranty”) between CRAiLAR Inc. (the “Guarantor”) and Computershare Trust Company of Canada (the “Trustee”), dated July 26, 2013, as set forth in Schedule “A” to the Guaranty, to be used as separate security for the IKEA Loan to us. As consideration for such alteration to the secured assets, the conversion price of the July 2013 Debentures was reduced from $1.94 (CAD$2.00) per share to $1.21 (CAD$1.25) per share. On December 23, 2013, the Trustee and us entered into an Amended and Restated Convertible Debenture Indenture which reflects the modification and alteration of the rights of the Debentureholders and the Trustee against us with respect to (i) the secured assets to now only include those specific assets held by the Guarantor as set forth in Schedule “F” to the Amended and Restated Convertible Debenture Indenture having an acquisition cost of $3.9 million, and (ii) the reduction of the conversion price of the July 2013 Debentures from $1.94 (CAD$2.00) per share to $1.21 (CAD$1.25) per share. In addition, on the same date, the Guarantor and the Trustee entered into an Amended and Restated Guaranty and Security Agreement, which reflects the modification and alteration with respect to the secured assets as discussed above.

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

On December 19, 2013, but having an effective date of November 29, 2013, we entered into a loan agreement (the “Loan Agreement”) with IKEA Supply AG (“IKEA”), whereby IKEA agreed to loan us $3.0 million (€2.2 million, approximately CAD$3.2 million) (the “IKEA Loan”) having a term until June 25, 2016 and bearing interest at a rate of 1.9% per annum. As security for the IKEA Loan, IKEA required that the IKEA Loan be secured by assets purchased with the proceeds of the IKEA Loan, as well as a portion of the secured assets used to secure the July 2013 Debentures. The proceeds from the IKEA Loan are designated for the installation of equipment to support and expand our European production facility and for working capital to fulfill IKEA orders. During the First Half 2014 the Company received $2,906,985 (€2,200,000) pursuant to the loan agreement.

We repaid the following loan arrangements with each of the following directors: Jason Finnis, Kenneth Barker and Robert Edmunds during Second Quarter 2014:

•

Finnis. Pursuant to a convertible promissory note, dated for reference October 11, 2013, Mr. Finnis provided us a loan in the principal amount of $96,180 (CAD$100,000) bearing interest at a rate of 12% per annum and due on December 11, 2013. On November 7, 2013, we repaid to Mr. Finnis $47,885 (CAD$50,000), such that a principal amount of $47,885 (CAD$50,000) remained due and payable on the loan. Pursuant to a loan extension agreement, dated for reference December 18, 2013, Mr. Finnis and we agreed to extend the term for repayment of the loan and interest thereon until the earlier of (i) December 20, 2014 and (ii) such time as we complete our next public offering of registered securities by way of a registration statement on Form S-1 of not less than $2.8 million (CAD$3.0 million) in gross proceeds to us. We repaid this loan and interest thereon in full in April 2014.

•

Barker. Pursuant to a convertible promissory note, dated for reference October 11, 2013, Mr. Barker provided us a loan in the principal amount of $50,000 bearing interest at a rate of 12% per annum and due and payable on December 11, 2013. Pursuant to a loan extension agreement, dated for reference December 18, 2013, Mr. Barker and we agreed to extend the term for repayment of the loan and interest thereon until the earlier of (i) December 20, 2014 and (ii) such time as we complete our next public offering of registered securities by way of a registration statement on Form S-1 of not less than $2.8 million (CAD$3.0 million) in gross proceeds to us. We repaid this loan and interest thereon in full in April 2014.

•

Edmunds. Pursuant to demand convertible promissory notes, dated for reference October 11, 2013 and December 4, 2013, respectively, Mr. Edmunds provided us loans in the aggregate principal amount of $509,624 (CAD$545,000) bearing interest at a rate of 20% per annum. Pursuant to a loan extension agreement, dated for reference December 18, 2013, Mr. Edmunds and we agreed to extend the term for repayment of the loan and interest thereon until the earlier of (i) December 20, 2014 and (ii) such time as we complete our next public offering of registered securities by way of a registration statement on Form S-1 of not less than $2.8 million (CAD$3.0 million) in gross proceeds to us. As consideration for the extension, we issued to Mr. Edmunds 181,666 shares of our common stock at a deemed value of $0.56 (CAD$0.60) per share. We repaid this loan and interest thereon in full in April 2014.

We are committed to annual debt and debenture interest payments over the next five years as follows (in thousands):

2014	$898
2015	1,762
2016	1,592
2017	1,028
2018	3
Total	$5,283

Annual Leases

We are committed to current annual lease payments totaling $1.1 million for all of our premises under lease. Approximate minimum lease payments over the next five years are as follows (in thousands):

2014	$140
2015	264
2016	264
2017	264
2018	209
Total	$1,141

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

SUBSEQUENT EVENT

On August 6, 2014, we completed the public offering of 13,000,000 units (the “Units”) at a price of $0.50 per unit for aggregate gross proceeds of $6,500,000 (the “Offering”). Each unit is comprised of one common share and one common share warrant (each common share purchase warrant, a “Warrant”). Each warrant entitles the holder thereof to acquire one common share at an exercise price of $0.535 per common share at any time prior to August 6, 2019.

We paid 7% of gross proceeds of the offering to the underwriters and have granted them an option (the “Over-Allotment Option”), exercisable in whole or in part at any time up to 30 days following the closing of the Offering. The Over-Allotment Option allows the underwriters to purchase an additional 15% of the Offering solely to cover over-allotments, if any, and for market stabilization purposes. The Over-Allotment Option entitles the underwriters to purchase a maximum of 1,950,000 units or 1,950,000 common shares and/or 1,950,000 warrants.

The Over-Allotment Option has been partially exercised and the underwriters have purchased 1,950,000 warrants at $0.001 per warrant for proceeds of $1,950.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Kenneth Barker, our Chief Executive Officer, and Theodore Sanders, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective as of June 28, 2014.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit	Document
No.
3.1	Notice of Articles (23)
3.2	Articles, as amended (23)
4.1	Convertible Debenture Indenture among CRAiLAR Technologies Inc. and Computershare Trust Company of Canada, dated September 20, 2012 (18)
4.2	Convertible Debenture Indenture among CRAiLAR Technologies Inc. and Computershare Trust Company of Canada, dated February 25, 2013 (16)
4.3	Form of Subscription Agreement for Secured Subordinated Convertible Debentures (February 25, 2013) (16)
4.4	Convertible Debenture Indenture among CRAiLAR Technologies Inc. and Computershare Trust Company of Canada, dated July 26, 2013 (19)
4.5	Form of Subscription Agreement for Secured Convertible Debentures (July 26, 2013) (19)
4.6	Form of Warrant (July 26, 2013) (19)
4.7	Amended and Restated Convertible Debenture Indenture among Crailar Technologies Inc. and Computershare Trust Company of Canada, dated December 23, 2013 (21)
4.8	Form of Subscription Agreement for December 20, 2013 private placement (21)
4.9	Form of Warrant for December 20, 2013 private placement (21)
4.10	Form of Warrant for August 6, 2014 offering (26)
10.1	Collaboration Agreement dated effective May 7, 2004 between Hemptown Clothing, Inc., and the National Research Council of Canada (1)
10.2	Renewed Collaboration Agreement dated effective December 7, 2007 between CRAiLAR Fiber Technologies Inc., and the National Research Council of Canada (1)
10.3	Amendment to the Renewed Collaboration Agreement dated effective February 19, 2010 between Naturally Advanced Technologies Inc. and the National Research Council of Canada (1)
10.4	Master Agreement for Technology Development between Alberta Research Council and CRAiLAR Fiber Technologies dated January 1, 2007 (2)
10.5	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Meriwether Accelerators LLC dated November 27, 2007 with effective date of August 24, 2007 (3)
10.6	2006 Stock Option Plan (4)
10.7	Letter Agreement dated September 2, 2008 between Naturally Advanced Technologies Inc. and Lipper/Heilshorn & Associates, Inc. (5)
10.8	Renewal of CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Meriwether Accelerators LLC dated October 14, 2008 (6)
10.9	2008 Fixed Share Stock Option Plan (7)
10.10	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Kenneth Barker, dated for reference August 24, 2009 (9)
10.11	Service Agreement between Naturally Advanced Technologies Inc. and OrganicWorks Marketing LLC dated November 25, 2010 (9)
10.12	Equipment Lease and Location Sublease dated August 9, 2010 between Naturally Advanced Technologies Inc. and Eastern Flax of South Carolina, LLC (10)
10.13	2010 Fixed Share Option Plan (11)
10.14	Lease Agreement, dated June 30, 2011 between 0702311 BC Ltd. and Naturally Advanced Technologies Inc. (13)
10.15	Office Lease Agreement dated August 8, 2011 between Naturally Advanced Technologies Inc. and MDW Properties, LLC (13)
10.16	Lease Agreement dated July 1, 2011 between Naturally Advanced Technologies Inc. and Jessie Dale McCollough (13)
10.17	2011 Fixed Share Option Plan, as amended (23)
10.18	Lease Agreement dated March 14, 2012 between Colony Square Investment Company, LLC and Naturally Advanced Technologies US Inc. (13)
10.19	Supply Agreement among CRAiLAR Technologies Inc. and Kowa Company Ltd., dated January 10, 2013 (14)
10.20	Development Agreement among CRAiLAR Technologies Inc. and Cotswold Industries Inc., dated February 10, 2013 (15)
10.21	Senior Executive Employment Agreement between the Company and Kenneth Barker, dated April 2, 2012 (18)
10.22	Senior Executive Employment Agreement between the Company and Guy Prevost, dated April 2, 2012 (18)
10.23	Senior Executive Employment Agreement between the Company and Jason Finnis, dated April 2, 2012 (18)
10.24	Senior Executive Employment Agreement between the Company and Larisa Harrison, dated April 2, 2012 (18)
10.25	Senior Executive Employment Agreement between the Company and Jay Nalbach, dated April 24, 2012 (18)

10.26	Senior Executive Employment Agreement between the Company and Tom Robinson dated June 18, 2012 (18)
10.27	Marketing and Development Agreement among CRAiLAR Technologies Inc. and Cone Denim LLC., dated March 11, 2013 (17)
10.28	Demand Convertible Promissory Note from CRAiLAR Technologies Inc. to Robert Edmunds, dated October 11, 2013 (20)
10.29	Asset Purchase Agreement between Schrurs NV, CRAiLAR Technologies Inc. and Mr. Serge Schrurs, dated November 6, 2013 (24) (†)
10.30	Loan Agreement between Crailar Technologies Inc. and IKEA Supply AG, dated November 29, 2013 (24) (†)
10.31	General Supply Agreement between Crailar Technologies Inc. and IKEA Supply AG, dated December 9, 2013 (22) (†)
10.32	Asset Purchase Agreement between Schrurs NV, CRAiLAR Technologies Inc. and Mr. Serge Schrurs, dated December 13, 2013 (22) (†)
10.33	Framework Agreement Development Work between IKEA Supply AG, Crailar Technologies Inc. and Schrurs NV, dated December 13, 2013 (22) (†)
10.34	Tripartite Agreement between National Research Council of Canada, CRAiLAR Technologies Inc. and IKEA Supply AG, dated December 18, 2013 (21)
10.35	Amended and Restated Promissory Note from Crailar Technologies Inc. to Jason Finnis, dated January 21, 2014 (21)
10.36	Amended and Restated Promissory Note from Crailar Technologies Inc. to Kenneth Barker, dated January 21, 2014 (21)
10.37	Amended and Restated Promissory Note from Crailar Technologies Inc. to Robert Edmunds, dated January 21, 2014 (21)
10.38	Senior Executive Employment Agreement between Crailar Technologies Inc. and Ted Sanders, dated April 16, 2014 (25)
10.39	Form of Request for Wavier of Right to Exercise Options (26)
14.1	Code of Ethics (8)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act *
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

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
(25) Filed as an exhibit to our Form 10-Q for the quarter ended March 29, 2014, as filed with the SEC on May 19, 2014.
(26) Filed as an exhibit to our Registration Statement on Form S-1 (Amendment No. 2), as filed with the SEC on July 31, 2014.
(†) Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRAILAR TECHNOLOGIES INC.

By:	/s/ Kenneth C. Barker
Kenneth C. Barker
Chief Executive Officer and a director
Date: August 12, 2014

By:	/s/ Theodore Sanders
Theodore Sanders
Chief Financial Officer
Date: August 12, 2014