Form 10-Q
period 2014-09-27
CRAILAR TECHNOLOGIES INC
filed 2014-11-12
CIK 1210294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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
66,378,003 shares of common stock as of November 10, 2014.

CRAILAR TECHNOLOGIES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
September 27, 2014

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements include, but are not limited to, statements with respect to the following:

•	our need for additional financing;
•	our ability to fully implement our business plan; and
•	our ability to effectively manage our growth; and

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Crailar Technologies Inc. (formerly Naturally Advanced Technologies, Inc.) (sometimes referred to as “we”, “us” or the “Company”) are included in this quarterly report on Form 10-Q:

CRAiLAR Technologies Inc.
Consolidated Balance Sheets
(In US Dollars)

	September 27,	December 28,
	2014	2013
	(Unaudited)

ASSETS
Current
Cash and cash equivalents	$4,789,968	$1,193,365
Accounts receivable	1,515,891	223,105
Inventory (Note 2)	842,029	945,040
Prepaid expenses and deposits	225,805	290,872
	7,373,693	2,652,382

Deferred Debt Issuance Costs (Note 5)	1,115,283	1,442,023
Property and Equipment, net (Note 3)	17,820,415	17,240,012
Intangible Assets, net (Net 4)	138,305	155,545
	$26,447,696	$21,489,962

LIABILITIES
Current

Accounts payable	$1,868,208	$2,377,901
Accrued liabilities	1,735,113	2,342,153
Unearned revenue	270,657	247,655
Notes Payable (Note 6)	-	476,614
Current Portion of loans payable (Note 8)	527,565	634,486
Current portion of long term debt (Note 5)	142,756	-
Derivative liabilities (Note 7)	3,621,786	-
	8,166,085	6,078,809

Deferred Income Tax Liability	184,168	199,131
Loans Payable (Note 8)	413,050	551,190
Long Term Debt (Note 5)	18,780,235	16,674,686
	27,543,538	23,503,816

STOCKHOLDERS' DEFICIT
Capital Stock (Note 7) Authorized: 100,000,000 common shares without par value Issued and outstanding : 50,428,003 common shares (December 28, 2013 - 47,806,031)	40,226,287	34,889,370

Additional Paid-in Capital	10,775,389	9,934,322
Accumulated Other Comprehensive Gain (Loss)	1,338,113	585,301
Deficit	(53,435,631)	(47,422,847)
	(1,095,842)	(2,013,854)
	$26,447,696	$21,489,962

The accompanying notes are an integral part of these consolidated financial statements.

CRAiLAR Technologies Inc.
Consolidated Statements of Operations
(In US Dollars)
(Unaudited)

	Thirteen week	Thirteen week	Thirty nine week	Thirty nine week
	period ended	period ended	period ended	period ended
	September 27,	September 27,	September 27,	September 28,
	2014	2013	2014	2013

Revenues	$1,158,587	$15,438	$2,336,601	$197,814

Cost of sales
Materials and direct product production costs	1,031,896	21,936	2,076,601	222,755
Fixed Overhead	74,345	193,239	249,329	356,427
Facility commissioning costs	88,810	149,283	591,618	356,410
Depreciation	115,015	226,277	350,374	483,624
Impairment Loss on Inventory	-	2,548,827	-	3,422,582
	1,310,066	3,139,562	3,267,922	4,841,798
Gross loss	(151,479)	(3,124,124)	(931,321)	(4,643,984)

Expenses
Marketing and promotion	104,600	172,979	280,610	605,923
Amortization and depreciation	26,193	62,384	76,619	159,755
General and administrative	1,172,722	1,555,308	3,586,743	5,354,580
	1,303,515	1,790,671	3,943,972	6,120,258

Loss before other items	(1,454,994)	(4,914,795)	(4,875,293)	(10,764,242)

Other income (expense):
Accretion expense	(63,884)	-	(501,152)	-
Research and development	(42,079)	(130,332)	(159,159)	(223,288)
Interest	(562,936)	(588,028)	(1,627,344)	(1,382,879)
Gain on disposal of assets	-	-	-	790
Gain on debt settlement	-	-	234,354	-
Write down of equipment	-	(13,368)	-	(13,368)
Write down of inventory	-	-	-	-
Fair value adjustment derivative liabilities	651,657	(27,695)	915,810	452,518
	(17,242)	(759,423)	(1,137,491)	(1,166,227)

Net loss	$(1,472,236)	$(5,674,218)	$(6,012,784)	$(11,930,469)

Other comprehensive income (loss)
Exchange differences on translating to presentation currency	1,239,434	(443,006)	1,338,113	304,688
Comprehensive loss	$(232,801)	$(6,117,224)	$(4,674,671)	$(11,625,781)

Net loss per share (basic and diluted)	$(0.02)	$(0.13)	$(0.11)	$(0.27)

Weighted average number of common shares outstanding	59,778,003	44,472,698	52,952,822	44,421,148

The accompanying notes are an integral part of these consolidated financial statements.

CRAiLAR Technologies Inc.
Consolidated Statements of Cash Flows
(In US Dollars)
(Unaudited)

	For thirty-nine week	For thirty-nine week
	period ended	period ended
	September 27, 2014	September 28, 2013

Cash flows used in operating activities
Net loss	$(6,012,784)	$(11,930,469)
Adjustments to reconcile net loss to net cash from operating activities
Amortization and depreciation	426,993	875,295
Accretion of debt and amortization of deferred debt issuance costs	823,663	324,277
Fair value adjustment of derivative liability	(915,810)	(452,518)
Gain on disposal of assets	-	(790)
Rent inducement	24,641	114,199
Stock-based compensation	841,067	1,642,532
Gain on settlement of debt	(234,354)	-
Write down of equipment	-	13,368
Write down of inventory	-	3,422,582
Bargain Purchase	-	-
Gain on foreign exchange	-	-

Changes in working capital assets and liabilities
(Increase) decrease in accounts receivable	(1,292,786)	33,262
Decrease (increase) in inventory	103,011	(2,936,831)
Decrease (increase) in prepaid expenses	65,067	(164,910)
(Decrease) increase in accounts payable	(341,274)	607,870
Increase in accrued liabilities	145,704	958,767
Net cash used in operating activities	(6,366,862)	(7,493,366)

Cash flows used in investing activities
Purchase of property and equipment	(1,092,376)	(2,734,667)
Acquisition of intangible assets	(20,692)	(89,323)
Net cash flows used in investing activities	(1,113,068)	(2,823,990)

Cash flows from financing activities
Issuance of capital stock and warrants	9,060,461	239,746
Promissory notes payable	(661,452)	-
Loans payable	(186,070)	-
Proceeds from convertible debenture	-	8,143,108
Proceeds from long term debt	2,999,983	-
Deferred issuance costs for convertible debenture	(52,114)	(875,981)
Net cash flows from financing activities	11,160,808	7,506,873

Effect of exchange rate changes on cash and cash equivalents	(84,275)	280,247

Increase (decrease) in cash and cash equivalents	3,596,603	(2,530,236)

Cash and cash equivalents, beginning	1,193,365	2,877,210

Cash and cash equivalents, ending	$4,789,968	$346,974

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH FINANCING AND INVESTING ACTIVITIES:
Cash paid for interest	$995,594	$277,397
Capital stock issued in settlement of accounts payable and accruals	$632,376	$-
Capital stock issued as share issue costs	$131,744	$-

The accompanying notes are an integral part of these consolidated financial statements.

CRAiLAR Technologies Inc.
Notes to Consolidated Financial Statements
September 27, 2014
(Unaudited)

1.	Basis of Presentation

These unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statement disclosure. The interim consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements for the year ended December 28, 2013, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission. Operating results for the thirty-nine week period ended September 27, 2014 are not necessarily indicative of the results that may be expected for the year ending December 27, 2014. These interim unaudited consolidated financial statements should be read in conjunction with the information included in the Company’s Form 10-K filed on March 28, 2014 with the U.S. Securities and Exchange Commission.

Effective fiscal 2013, the Company began to report quarterly results on a 4-4-5 basis, with the quarter ending on the Saturday closest to the last day of each third month. In fiscal 2014, the Company's first quarter ended on March 29, 2014, the second quarter ended on June 28, 2014, the third quarter ended on September 27, 2014 and the fourth quarter will end on December 27, 2014.

In the opinion of management, the accompanying balance sheet and related statement of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and payment of liabilities in the normal course of business. The Company has incurred losses since inception of $53,435,631 and further losses are anticipated in the development of its business. There can be no assurance that the Company will be able to achieve or maintain profitability and future operations are dependent on raising additional funding from debt or equity financings. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

The Company has elected to early adopt the guidance in FASB Topic 915 and no longer provides the accounting disclosures for development stage companies. Accordingly, the figures for the period from inception to the current period are no longer provided and all references to development stage operations have been removed. Other recent accounting pronouncements with future effective dates are not expected to have an impact on the Company’s financial statements.

2.	Inventory

	September 27, 2014	December 28, 2013
CRAiLAR fiber	$110,855	$186,464
Decorticated fiber	133,096	252,263
Raw flax fiber feedstock	369,590	369,590
Hemp	13,350	-
Other	215,138	136,723
	$842,029	$945,040

CRAiLAR Technologies Inc.
Notes to Consolidated Financial Statements
September 27, 2014
(Unaudited)

3.	Property and Equipment

			Net Book Value	Net Book Value
		Accumulated	September 27,	December 28,
	Cost	Amortization	2014	2013
Automobiles	$58,745	$8,876	$49,869	$49,867
Computer equipment	117,797	71,659	46,138	57,180
Equipment	1,085,399	117,829	967,570	443,105
Equipment held for sale	70,000	-	70,000	70,000
Furniture and fixtures	60,778	39,492	21,286	25,421
Leasehold improvements	6,112,576	377,879	5,734,697	5,711,874
Production equipment	5,884,201	596,839	5,287,362	4,818,280
Production equipment in construction	5,637,341	-	5,637,341	6,060,849
Website development costs	122,945	116,793	6,152	3,436
	$19,149,782	$1,329,367	$17,820,415	$17,240,012

4.	Intangible Assets

			Net Book Value	Net Book Value
		Accumulated	September 27,	December 28,
	Cost	Amortization	2014	2013
Patents	$172,370	$93,509	$78,861	$85,482
Trademarks	117,829	92,425	25,404	28,065
License fee	61,719	29,745	31,974	41,998
Computer Software	10,319	8,253	2,066	-
	$362,237	$223,932	$138,305	$155,545

During the thirty-nine week period ended September 27, 2014, the Company recorded amortization and depreciation expense of $426,993 (2013 - $643,379) of which $350,374 (2013 - $483,624) was classified as cost of sales.

5.	Long Term Debt

	September 27, 2014	December 28, 2013
Convertible debentures
Balance, beginning	$16,674,686	$10,051,262
Convertible debentures issued	-	8,307,249
Discount on debentures	-	(754,829)
Amendment of debentures – conversion price	-	(79,931)
Accretion expense	188,153	94,030
Convertible debentures converted	(17,786)	-
Effect of foreign exchange	(708,945)	(943,095)
Balance, ending	16,136,108	16,674,686

IKEA Loan
Balance, beginning	-	-
Loan issued	2,999,983	-
Effect of foreign exchange	(213,100)	-
Balance, ending	2,786,883	-

Total long-term debt	18,922,991	16,674,686
Less: current portion	(142,756)	-
Long-term debt – non-current portion	$18,780,235	$16,674,686

CRAiLAR Technologies Inc.
Notes to Consolidated Financial Statements
September 27, 2014
(Unaudited)

Deferred issuance costs:

	September 27, 2014	December 28, 2013
Balance, beginning	$1,442,023	$1,024,294
Issuance costs – cash	52,114	800,910
Issuance costs – warrants	-	66,278
Issuance costs allocated to additional paid in capital	-	(102,670)
Amortization of issuance costs	(322,511)	(346,789)
Effect of foreign exchange	(56,343)	-
	$1,115,283	$1,442,023

Convertible Debentures

On September 20, 2012, the Company completed the offering of $10,051,262 (CAD$10,000,000) convertible debentures (the “September 2012 Debentures”). The September 2012 Debentures mature on September 20, 2017. The September 2012 Debentures bear interest at a rate of 10% per year, payable semi-annually on March 31 and September 30, starting March 31, 2013. As at September 27, 2014, accrued interest of $451,803 (CAD$493,585) (2013 – 485,296, (CAD$500,000)) was included in accrued liabilities. On February 26, 2013, the Company completed an offering of $4,943,643 (CAD$5,000,000) convertible debentures (the “February 2013 Debentures”). The February 2013 Debentures mature on September 30, 2017. The February 2013 Debentures bear interest at a rate of 10% per year, payable semi-annually on March 31 and September 30, starting September 30, 2013. As at September 27, 2014, accrued interest of $226,157 (CAD$246,576) (2013 – 288,518 (CAD$297,260)) was included in accrued liabilities. The Company paid a total of $427,049 (CAD$487,830) in cash issuance costs which have been recorded as deferred debt issuance costs.

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

On July 26, 2013, the Company closed a convertible debenture offering for gross proceeds of $3,363,606 (CAD$3,535,000) (the “July 2013 Debentures”). The July 2013 Debentures will mature on July 26, 2016 and will accrue interest at a rate of 10% per year, payable semi-annually in arrears on March 31 and September 30 commencing September 30, 2013. In the event the Company completes one or more equity financings between July 26, 2013 and July 26, 2016 with gross proceeds of at least an aggregate of $19.4 million (CAD$20.0 million), the Company must, subject to providing no less than 60 days prior notice to each holder of the July 2013 Debentures, redeem the July 2013 Debenture in whole at face value plus all accrued and unpaid interest thereon. As at September 27, 2014, accrued interest of $159,893 (CAD$174,329) was included in accrued liabilities. At the holder’s option, the debentures may be converted into common shares in the capital of the Company at any time up to the earlier of the maturity date and the business day immediately preceding the date specified by the Company for redemption of the debentures. The conversion price is CAD$1.25 per share.

CRAiLAR Technologies Inc.
Notes to Consolidated Financial Statements
September 27, 2014
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

The proceeds were allocated to the July 2013 Debentures and the Warrants based on their relative fair values and accordingly, $2,295,309 (CAD$2,757,300) was allocated to the July 2013 Debentures and $754,829 (CAD$777,700) was allocated to the Warrants and recorded as a reduction in the July 2013 Debentures and an increase in additional paid-in capital.

The Company incurred a total of $440,139 in issuance and commission costs relating to the July 2013 Debentures. This included $373,861 in cash issuance costs and the fair value of warrants to purchase 192,360 common shares issued to a finder of $66,278. The warrants entitle the holder to purchase common shares for CAD $1.25 per share for three years from the date of issuance. The fair value of the warrants was calculated using the Black-Scholes Option Pricing Model with the following assumptions: expected dividend yield – 0; expected stock price volatility – 56%; risk-free interest rate – 0.59%; expected life – 2.83 years. The allocation of the issuance costs were based on the relative fair value of the July 2013 Debentures and the Warrants and, accordingly, $337,469 was allocated to deferred debt issuance costs and $102,670 was allocated to additional paid-in capital during the year ended December 28, 2013.

The July 2013 Debentures include a continuing security interest in certain of the Company’s assets pursuant to a Guaranty and Security Agreement. On December 17, 2013 the Guaranty and Security Agreement was amended to only provide a security interest in certain specific assets held by the Company which had an acquisition cost of $3,922,240. As consideration for the modification, the conversion price of the debentures was amended to $1.21 (CAD$1.25) per share. The Company determined the fair value of the additional debt discount to be $79,931 using the Black-Scholes Option Pricing Model with the following assumptions: expected dividend yield – 0; expected stock price volatility – 56%; risk-free interest rate – 0.59%; expected life – 2.42 years.

During the thirty-nine week period ending September 27, 2014 the Company recorded accretion of the July 2013 Debentures debt discount in the amount of $188,153 which was included in interest expense.

During the thirty-nine week period ended September 27, 2014, the Company recorded $307,444 (2013 - $288,462) in interest expense for the amortization of deferred issuance costs.

IKEA Supply AG Loan

During the thirty-nine week period ended September 27, 2014 the Company received $2,197,153 (€1,597,000) pursuant to a loan agreement entered into with IKEA Supply AG (“IKEA”) with an effective date of November 29, 2013. The loan bears an interest rate of 1.9% per annum and is payable in monthly installments of $15,118 (€11,000) from December 20, 2014 through June 20, 2016 with the remainder due in full on June 25, 2016. IKEA agreed to loan the Company a total of $3,028,300 (€2,190,000) which was fully drawn during the second quarter. The loan is secured by assets purchased with the proceeds, as well as a portion of the secured assets used to secure the July 2013 Debentures. As at September 27, 2014, accrued interest of $32,524 (€25,554) was included in accrued liabilities.

The Company incurred a total of $52,114 in issuance costs related to the IKEA loan. This included $37,079 in costs paid during the year ended December 28, 2013 and $15,034 paid during the thirty-nine week period ended September 27, 2014. During the thirty-nine week period ended September 27, 2014, the Company recorded $15,067 (2013 - $nil) in interest expense for the amortization of deferred issuance costs.

CRAiLAR Technologies Inc.
Notes to Consolidated Financial Statements
September 27, 2014
(Unaudited)

6.	Notes Payable

	September 27, 2014	December 28, 2013
Balance, beginning	$476,614	$-
Principal	-	655,804
Interest	29,384	23,781
Repayment	(661,452)	(48,326)
Beneficial conversion feature	-	(188,140)
Accretion expense – beneficial conversion feature	150,372	33,495
Bonus shares issued	(131,744)	-
Accretion expense – bonus shares issued	131,744	-
Effect of foreign exchange	(5,082)	-
	$-	$476,614

On October 11, 2013, the Company issued a convertible promissory note in favor of Mr. Jason Finnis, an officer and director, in the principal amount of $96,180 (CDN$100,000). The promissory note is unsecured and bears interest on the principal amount at the rate of 12% per annum, which interest is payable in full on repayment of the principal amount. On November 7, 2013, the company repaid Mr. Finnis $48,326 (CDN$50,000) of principal including interest of $441 (CDN$460). On April 1, 2014 the Company repaid Mr. Finnis $49,427 (CAD $52,807) for the remaining balance of the note and interest.

On October 11, 2013, the Company issued a convertible promissory note in favor of Mr. Kenneth Barker, an officer and director, in the principal amount of $50,000. The promissory note is unsecured and accrues interest on the principal amount at the rate of 12% per annum, which interest is payable in full on repayment of the principal amount. On April 2, 2014 the Company repaid Mr. Barker $52,751 for the outstanding balance of the note including interest.

On October 11, 2013, the Company issued a demand convertible promissory note in favor of Mr. Robert Edmunds, a director, in the principal amount of $467,369 (CDN$500,000). On December 4, 2013, the Company issued an additional demand convertible promissory note in favor of Mr. Edmunds, pursuant to a loan from Mr. Edmunds to the Company in the principal amount of $42,255 (CDN$45,000). The promissory notes are unsecured and accrue interest on the principal amount at a rate of 20% per annum, which interest is payable in full on repayment of the principal amount. In connection with the amendment of such convertible promissory notes, 181,666 bonus common shares of the Company were issued to Mr. Edmunds on January 30, 2014 with a fair value of $131,744. The value of the shares will be amortized over the term of the loan. During the thirty-nine week period ended September 27, 2014, the Company recorded $131,744 in interest expense relating to the amortization of the value of the bonus shares. On April 1, 2014 the Company repaid Mr. Edmunds $559,274 for the outstanding balance of the note including interest.

The promissory notes issued to our officers and directors during the year ended December 28, 2013 contain conversion features. Each lender has the right to convert any portion of the outstanding principal and interest payable for units at a conversion price of $0.60 per unit. Each unit is comprised of one common share and one common share purchase warrant of the Company. Each warrant entitles the holder to acquire one common share of the Company at an exercise price of CAD$0.70 per common share for a term of five years. The Company recognized a beneficial conversion feature of $188,140 (CAD$200,000) based on the excess of the fair value of the common stock over the conversion price. During the thirty-nine week period ended September 27, 2014, the Company amended the loans and removed the beneficial conversion feature. The Company incurred an accretion expense of $150,372 during the thirty-nine week period ended September 27, 2014, reducing the value of the beneficial conversion feature to a balance of $nil.

CRAiLAR Technologies Inc.
Notes to Consolidated Financial Statements
September 27, 2014
(Unaudited)

7.	Capital Stock

During the thirty-nine week period ended September 27, 2014, the Company issued shares as follows:

a.

The Company completed a private placement on March 20, 2014 of 2,515,000 units at $1.25 per unit for gross proceeds of $3,143,750. Each unit is comprised of one common share and one-half of one transferable common share purchase warrant of the Company. Each warrant entitles the holder thereof to acquire one common share of the Company at an exercise price of $1.75 per common share for a term of 2 years. In addition, finder’s fees of an aggregate of 176,400 shares were issued to two finders in conjunction with the closing of this private placement. The warrants have exercise prices denominated in United States dollars, which differs from the Company’s functional currency and are therefore classified as a derivative liability and recorded at fair value which was determined to be $578,450 on issuance and $86,768 at September 27, 2014. The fair value of warrants is re-measured at each balance sheet date and the change in fair value is recorded in the statement of operations. The fair value was determined using the Black-Scholes option pricing model with an expected life of two years and with the same assumptions used for stock options below.

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

d.

The Company completed a private placement of units to thirteen creditors in settlement of $927,944 in debt on June 2, 2014 of 742,355 units at an agreed issuance price of $1.25 per unit. Each unit was comprised of one common share and one-half of one transferable common share purchase warrant of the Company. Each whole warrant entitles the holder thereof to acquire one common share of the Company at an exercise price of $1.75 per common share for a term of 2 years. The warrants have exercise prices denominated in United States dollars, which differs from the Company’s functional currency and are therefore classified as a derivative liability and recorded at fair value which was determined to be $56,072 on issuance. The fair value of warrants is re-measured at each balance sheet date and the change in fair value is recorded in the statement of operations. The fair value was determined using the Black-Scholes option pricing model with an expected remaining life of 1.58 years and with the same assumptions used for stock options below.

e.

On August 6, 2014, the Company completed the public offering of 13,000,000 units of the Company at a price of $0.50 per unit for gross proceeds of $6,500,000. Each unit is comprised of one common share and one common share purchase warrant of the Company. Each warrant entitles the holder to acquire one common share of the Company at an exercise price of $0.535 per common share at any time prior to August 6, 2019.

The Company paid 7% of gross proceeds of the offering to the underwriters and granted them an option (the “Over-Allotment Option”), exercisable in whole or in part at any time up to 30 days following the closing of the Offering. The Over-Allotment Option allowed the underwriters to purchase an additional 15% of the Offering solely to cover over-allotments, if any, and for market stabilization purposes. The Over-Allotment Option entitled the underwriters to purchase a maximum of 1,950,000 units at a price of $0.50 per unit or 1,950,000 common shares at a price of $0.499 per share and/or 1,950,000 warrants. Each warrant entitles the holder to acquire one common share of the Company at an exercise price of $0.535 per common share at any time prior to August 6, 2019. On August 6, 2014, The Over-Allotment Option was partially exercised and the underwriters purchased 1,950,000 warrants at $0.001 per warrant for proceeds of $1,950.

On August 15, 2014, the Over-Allotment Option completed for 1,950,000 shares of the Company at a price of $0.499 per unit for gross proceeds of $973,050. The Company paid 7% of the gross proceeds of the Over-Allotment Option to the underwriters.

The warrants on this offering have exercise prices denominated in United States dollars, which differs from the Company’s functional currency and are therefore classified as a derivative liability and recorded at fair value which was determined to be $3,927,000 on issuance and $3,509,000 at September 27, 2014. The fair value of warrants is re-measured at each balance sheet date and the change in fair value is recorded in the statement of operations. The fair value was determined using the Black-Scholes option pricing model with an expected remaining life of 4.35 years and with the same assumptions used for stock options below.

CRAiLAR Technologies Inc.
Notes to Consolidated Financial Statements
September 27, 2014
(Unaudited)

Share purchase warrants outstanding as at September 27, 2014 are:

		Weighted-Average Exercise
	Warrants	Price
Warrants outstanding, December 28, 2013	6,887,580	$1.15
Warrants issued	16,578,680	$0.65
Warrants expired	(434,594)	$3.45
Warrants outstanding, September 27, 2014	23,031,666	$0.74

The weighted average remaining contractual life of outstanding warrants at September 27, 2014, is 4.12 years.

Stock options outstanding as at September 27, 2014 are:

	Shares	Weighted-Average Exercise Price
Options outstanding, December 28, 2013	6,468,799	$1.80
Options granted	1,688,000	$1.31
Options cancelled/expired	(159,171)	$2.28
Options outstanding, September 27, 2014	7,997,628	$1.70
Options exercisable, September 27, 2014	7,144,851	$1.74

Stock options outstanding at September 27, 2014, are summarized as follows:

Weighted
		Weighted Average			Average
Range of Exercise	Number	Remaining Contractual	Weighted Average	Number	Exercise
Prices	Outstanding	Life (yr)	Exercise Price	Exercisable	Price
$0.87 - $3.05	7,997,628	2.32	$1.70	7,134,851	$1.74

During the thirty-nine week period ended September 27, 2014, options to purchase 895,522 (2013 – 1,393,844) common shares vested under the Company’s amended 2011 Fixed Share Option Plan. A total expense of $841,067 (2013 - $1,642,532) was recorded as stock-based compensation, of which $33,729 (2013 - $214,398) was included in consulting and contract labour expense and $807,368 (2013 - $1,428,134) was included in salaries and benefits expense.

The fair value of options granted during the thirty-nine week period ended September 27, 2014 was determined using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rates	0.63% to 0.93%
Volatility factor	73% to 88%
Expected life of options, in years	3 - 4.8

The weighted average fair value of the options granted during the thirty-nine week period ended September 27, 2014 is $1.31.

CRAiLAR Technologies Inc.
Notes to Consolidated Financial Statements
September 27, 2014
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

Under the terms of the asset purchase agreement, for a term of five years from the closing date of December 1, 2013, the repayment of the debt assumed by the Company shall be made in accordance with the terms of such debts and / or the repayment terms agreed upon between the seller and the respective creditors of the seller’s debts. On the fifth anniversary of the closing date, the aggregate outstanding amount under the seller’s debts at that point in time shall be repaid in whole by the Company to the respective creditors of the seller’s debts. During the thirty-nine week period ended September 27, 2014, the Company made repayments of $157,864 and accrued interest of $17,545.

At September 27, 2014 the debt assumed consists of the following,

Bank line of credit, bearing interest at 3.25%, repayable December 25, 2014	$248,301
Bank term loans, bearing interest ranging from 3.1% to 4.55%, repayable between November 2014 and August 2018	544,607
Loan payable on demand bearing interest at 4% per annum	84,067
Loan payable on demand bearing no interest	63,640
940,615
Less: current portion	527,565
$413,050

9.	Segment Information

The Company currently has production facilities in North America and Europe. Operations at the North American facilities are currently suspended until the Company decides to install the necessary additional equipment to improve capacity or moves the equipment elsewhere for production.

For the thirteen week period ended September 27, 2014
($ thousands)	North America	Europe	Total
Sales to external customers	$4	$1,155	$1,159
Depreciation and amortization	$25	$116	$141
Segment net loss	($1,396)	($165)	($1,561)
Total assets	$22,962	$3,48	$26,448

For the thirteen week period ended September 28, 2013
($ thousands)	North America	Europe	Total
Sales to external customers	$15	$-	$15
Depreciation and amortization	$289	$-	$289
Segment net loss	($5,674)	$-	($5,674)
Total assets	$19,931	$-	$19,931

CRAiLAR Technologies Inc.
Notes to Consolidated Financial Statements
September 27, 2014
(Unaudited)

For the thirty-nine week period ended September 27, 2014
($ thousands)	North America	Europe	Total
Sales to external customers	$33	$2,304	$2,337
Depreciation and amortization	$74	$353	$427
Segment net loss	$(5,062)	$(1,039)	$(6,101)
Total assets	$22,962	$3,48	$26,448

For the thirty-nine week period ended September 27, 2013
($ thousands)	North America	Europe	Total
Sales to external customers	$198	$-	$198
Depreciation and amortization	$643	$-	$643
Segment net loss	$(11,930)	$-	$(11,930)
Total assets	$19,931	$-	$19,931

During the thirty-nine week period ended September 27, 2014, sales to two major customers accounted for 85% of revenue (2013 - 60%).

10.	Related Party Transactions

During the thirty-nine week period ended September 27, 2014, $793,370 (2013 - $1,104,489) was incurred for remuneration to officers and directors of the Company.

Refer to Note 6.

11.	Commitments

The Company is committed to lease payments totaling approximately $1,058,000 for premises under lease. The minimum lease payments over the next five years are as follows:

2014	$70,000
2015	261,000
2016	261,000
2017	261,000
2018	205,000
Total	$1,058,000

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

Overview

We are focused on bringing sustainable bast fiber-based products to market that are environmentally friendly natural fiber alternatives with equivalent or superior performance characteristics to cotton, wood or fossil-fuel based fibers. Our business operations consist primarily of the production of our natural and proprietary CRAiLAR® Flax fibers targeted at the natural yarn and textile industries, as well as the deployment of our CRAiLAR® processing technologies in the cellulose pulp and composites industries. We believe that we offer two key opportunities for development:

•	CRAiLAR® fibers (using flax, hemp or other sustainable bast fiber) for textiles (knit, woven and non-woven constructions) available in a variety of blends, textures, colors and applications; and

•	CRAiLAR® technologies for processing cellulose-based fibers as a high grade dissolving pulp for use in the additives, ethers and performance apparel markets.

Effective in Fiscal 2013, we began to report our first, second, third and fourth quarters on a 4-4-5 basis, with each quarter ending on the Saturday closest to the last day of each third month.

Acquisition of Production Facility

We commenced production of the first stage of the CRAiLAR® flax fiber process in the first quarter of Fiscal 2013 out of our decortication facility in Pamplico, South Carolina. Following the decortication process, the fibers were converted into Crailar® Flax fiber at a third party wet processing facility with initial fiber sales beginning in the second quarter of Fiscal 2013. We suspended operations at the South Carolina facility in third quarter of 2013 until improvements have been built and installed to the front end of the production line. In December 2013, we acquired a European fiber dyeing facility with equipment similar to that used to produce CRAiLAR® Flax fiber. The acquisition was made pursuant to an Asset Purchase Agreement dated November 6, 2013, which was amended and restated on December 13, 2013. The new facility allowed us to accelerate our timeline for establishing a company-controlled CRAiLAR® wet processing capability. Production of CRAiLAR® fibers at this facility commenced in January 2014. We believe the facility has the capacity to produce over 280,000 pounds of CRAiLAR® Flax fiber per week with space to expand the capacity to over 560,000 pounds per week.

Completion of Public Offering

On August 6, 2014, the Company completed the public offering of 13,000,000 units of the Company at a price of $0.50 per unit for gross proceeds of $6,500,000. Each unit is comprised of one common share and one common share purchase warrant of the Company. Each warrant entitles the holder to acquire one common share of the Company at an exercise price of $0.535 per common share at any time prior to August 6, 2019. The warrants have exercise prices denominated in United States dollars, which differs from the Company’s functional currency and are therefore classified as a derivative liability and recorded at fair value which was determined to be $3,927,000 on issuance and $3,509,000 at September 27, 2014. The fair value of warrants is re-measured at each balance sheet date and the change in fair value is recorded in the statement of loss. The fair value was determined using the Black-Scholes option pricing model. The Company paid 7% of gross proceeds of the offering to the underwriters and granted them an option (the “Over-Allotment Option”), exercisable in whole or in part at any time up to 30 days following the closing of the offering. The Over-Allotment Option allowed the underwriters to purchase an additional 15% of the offering solely to cover over-allotments, if any, and for market stabilization purposes. The Over-Allotment Option entitled the underwriters to purchase a maximum of 1,950,000 units at a price of $0.50 per unit or 1,950,000 common shares at a price of $0.499 per share and/or 1,950,000 warrants. Each warrant entitles the holder to acquire one common share of the Company at an exercise price of $0.535 per common share at any time prior to August 6, 2019. On August 6, 2014, the Over-Allotment Option was partially exercised and the underwriters purchased 1,950,000 warrants at $0.001 per warrant for proceeds of $1,950. On

August 15, 2014, the Over-Allotment Option completed for 1,950,000 shares of the Company at a price of $0.499 per unit for gross proceeds of $973,050. The Company paid 7% of the gross proceeds of the Over-Allotment Option to the underwriters.

Debentures

On September 20, 2012, we completed the offering of $10.1 million (CAD$10.0 million) worth of convertible debentures (the “September 2012 Debentures”), which bear interest at a rate of 10% per year, payable semi-annually on March 31 and September 30 of each year and mature on September 20, 2017. The holders of the September 2012 Debentures have the option to convert the September 2012 Debentures into shares of our common stock at a price of $2.85 (CAD$2.90) per share for each $972 (CAD$1,000) of principal amount at any time prior to the maturity date. On February 25, 2013, we completed another offering of $4.9 million (CAD$5.0 million) convertible debentures (the “February 2013 Debentures”) with essentially the same terms as the previously mentioned offering. Furthermore, on July 26, 2013, we completed a third offering of $3.4 million (CAD$3.5 million) worth of convertible debentures (the “July 2013 Debentures”) with an interest rate of 10% payable semi-annually on March 31 and September 30 of each year, which mature on July 26, 2016. Originally, the holders of the July 2013 Debentures had the option to convert such debentures into shares of our common stock at a price of $1.94 (CAD$2.00) per share for each $972 (CAD$1,000) of principal amount of debentures at any time prior to the maturity date. However, pursuant to the Amended and Restated Convertible Debenture Indenture dated December 23, 2013, the conversion price for the July 2013 Debentures has been reduced to $1.21 (CAD$1.25) per share of common stock. The holders of the July 2013 Debentures also each received warrants to purchase 800 shares of our common stock at an exercise price of $1.21 (CAD$1.25) per share for each $972 (CAD$1,000) of principal amount of July 2013 Debentures purchased, which warrants are exercisable at any time prior to the maturity date of the debentures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its six wholly-owned subsidiaries as of September 27, 2014: Crailar Inc., a Nevada incorporated company; Hemptown USA, Inc., a Nevada incorporated company; 0697872 B.C. Ltd., a British Columbia incorporated company; Crailar Fiber Technologies Inc., a British Columbia incorporated company; HTnaturals Apparel Corp, a British Columbia incorporated company; and Crailar Europe NV, a Belgian corporation. All intercompany transactions and account balances have been eliminated upon consolidation.

Cash and Cash Equivalents

Cash equivalents consist of cash on deposit and term deposits with original maturities of one year or less at the time of issuance. As of September 27, 2014, the Company had $4.8 million in cash and cash equivalents.

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

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are computed using the weighted average number of shares outstanding during the year. Common stock equivalents from stock options and warrants were excluded from the calculation of net loss per share for the periods ended September 27, 2014 and September 28, 2013 as their effect is anti-dilutive.

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

RESULTS OF OPERATIONS

Non-GAAP Financial Measures

The table below reconciles net loss to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Consolidated
Net loss	$(1,472)	$(5,674)	$(6,013)	$(11,930)
Interest expense	563	588	1,627	1,383
Accretion expense	64	-	501	-
Depreciation and amortization	141	289	427	643
EBITDA	(704)	(4,797)	(3,458)	(9,904)
Stock-based compensation	393	607	855	1,643
Facility commissioning expense	89	149	592	356
Fair value adjustment derivative liabilities	(652)	28	(916)	(453)
Gain on settlement of debt	-	-	(234)	-
Gain on disposal of assets	-	-	-	(1)
Impairment loss	-	2,549	-	3,436
Rent inducement expense	8	40	25	114
Adjusted EBITDA	$(866)	$(1,424)	$(3,136)	$(4,809)

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

Thirteen-Week Period Ended September 27, 2014 Compared to Thirteen-Week Period Ended September 28, 2013

	Thirteen Weeks Ended
	September 27, 2014	September 28, 2013
	(amounts in thousands, except per share data)
Revenues	$1,159	$15
Cost of sales
Materials and direct production costs	1,032	22
Facility commissioning costs	89	149
Production facility overhead costs	74	193
Depreciation	115	226
Impairment loss on inventory	-	2,549
	1,310	3,140
Gross loss	(151)	(3,124)
Expenses:
Marketing and promotion	105	173
Amortization and depreciation	26	62
General and administrative	1,173	1,555
	1,304	1,791
Loss before other items	(1,455)	(4,915)
Other income (expense):
Accretion expense	(64)	-
Interest	(563)	(588)
Research and development	(42)	(130)
Gain on disposal of assets	-	-
Gain on debt settlement	-	-
Impairment loss on inventory	-	(13)
Fair value adjustment derivative liabilities	652	(28)
	(17)	(759)
Net loss	(1,472)	(5,674)
Exchange differences on translating to presentation currency	1,239	(443)
Total comprehensive loss	(233)	(6,117)
Loss per share (basic and diluted)	$(0.02)	$(0.13)

Revenue and Gross Margins

For the thirteen week period ended September 27, 2014 (“Third Quarter 2014”) our revenues were derived from sales of CRAiLAR® fiber and other fiber (non-CRAiLAR) produced mainly at our new European production facility. For the thirteen week period ended September 28, 2013 (“Third Quarter 2013”) our revenues were derived from CRAiLAR® fiber.

Our gross loss for the Third Quarter 2014 was $0.2 million (2013: $3.1 million). Our variable margin was 11% and was impacted negatively by labor inefficiencies and product re-work caused by equipment downtime. Cost of sales is comprised of $1.0 million (2013: $0.02 million) for flax feedstock, utilities, labor, chemicals and water directly related to sales of CRAiLAR Flax fiber and the non-CRAiLAR legacy fiber dyeing business; $0.1 million (2013: $0.2 million) to temporarily outsource the final CRAiLAR process until equipment is installed and training expenses for new employees to add more production shifts; $0.1 million (2013: $0.2 million) of facility overhead costs and $0.1 million (2013: $0.2 million) for depreciation of production equipment. (In the Third Quarter 2013 there was an impairment loss on inventory of $2.5 million.)

Operating Expenses

During the Third Quarter 2014 we recorded operating expenses of $1.3 million compared to operating expenses of $1.8 million for the Third Quarter 2013, a decrease of $0.5 million or approximately 22%. Causes for the reduction are a decrease in general and administrative expenses of $0.4 million and a reduction in marketing and promotion expense of $0.1 million.

Marketing and promotion expenses, comprised of marketing salaries and sales development costs, were $0.1 million for the Third Quarter 2014, a decrease of $0.1 million or approximately 40% from $0.2 million for the Third Quarter 2013. The decrease was driven by a $0.1 million reduction in investor relations and public relations expenses.

General and administrative (G&A) expenses for the Third Quarter 2014 decreased to $1.2 million, a reduction of $0.4 million or approximately 25% from $1.6 million for the Third Quarter 2013. The decrease was primarily caused by a $0.2 million reduction in salaries and consultants expense, a $0.2 million reduction in stock-based compensation, and a reduction in general office costs and travel of $0.2 million, which reductions were partially offset by a $0.1 million cost increase associated with the South Carolina facility and an increase of $0.1 million in professional fees.

Other Items

Interest expense was $0.6 million for the Third Quarter 2014, approximately the same as the Third Quarter 2013. Interest expense is attributable to the convertible debenture interest, European facility loan interest, IKEA loan interest and the amortization of the deferred debt issuance costs of $0.1 million. Accretion expense was $0.1 million from the amortization of bonus shares issued with promissory notes. There was no accretion expense in the Third Quarter 2013. For Third Quarter 2014 compared to the Third Quarter 2013, research and development costs decreased by $0.1million while the fair value adjustment of derivative liabilities was a gain of $0.6 million compared to $0 in 2013.

Net Loss

Our net loss for the Third Quarter 2014 was $1.5 million, or $0.02 per share, compared to $5.7 million, or $0.11 per share for the Third Quarter 2013. The reduction in loss was primarily attributable to the reduction in general and administration expenses of $0.4 million, a reduction in marketing and promotion expenses of $0.1 million, a reduction of research and development costs of $0.1 million and a reduction in gross margin loss of $3.0 million. Included in the gross margin expense for the Third Quarter of 2013 was an impairment charge on inventory of $2.5 million.

For the period ended September 27, 2014, the weighted average number of shares outstanding was 59,778,003 compared to 44,472,698 for the period ended September 28, 2013.

First Three Quarters 2014 Compared to First Three Quarters 2013

	Thirty-nine Weeks Ended
	September 27, 2014	September 28, 2013
	(amounts in thousands, except per share data)
Revenues	$2,337	$198
		-
Cost of sales
Materials and direct production costs	2,077	223
Facility commissioning costs	592	356
Production facility overhead costs	249	356
Depreciation	350	484
Impairment loss on inventory		3,423
	3,268	4,842
Gross loss	(931)	(4,644)
Expenses:
Marketing and promotion	280	606
Amortization and depreciation	77	160
General and administrative	3,587	5,355
	3,944	6,120
Loss before other items	(4,875)	(10,764)
Other income (expense):
Accretion expense	(501)	-
Interest	(1,627)	(1,383)
Research and development	(159)	(223)
Gain on disposal of assets	-	1
Gain on debt settlement	234	-
Impairment loss on inventory	-	(13)
Fair value adjustment derivative liabilities	916	453
	(1,137)	(1,166)
Net loss	(6,013)	(11,930)
Exchange differences on translating to presentation currency	1,138	305
Total comprehensive loss	(4,675)	(11,626)
Loss per share (basic and diluted)	$(0.11)	$(0.27)

Revenue and Gross Margins

For the thirty-nine week period ended September 27, 2014 (the “First Three Quarters of 2014”), our revenues were derived from sales of CRAiLAR® fiber and other fiber (non-CRAiLAR) at our new European production facility. For the thirty-nine week period ended September 28, 2013 (the “First Three Quarters of 2013”) our revenues were derived from CRAiLAR® fiber.

Our gross loss for the First Three Quarters of 2014 was $0.9 million (2013: $4.6 million). Cost of sales is comprised of $2.0 million (2013: $0.2 million) for flax feedstock, utilities, labor, chemicals and water directly related to sales of CRAiLAR Flax fiber and the non-CRAiLAR legacy fiber dyeing business; $0.6 million (2013: $0.4 million) to temporarily outsource the final CRAiLAR process until equipment is installed and training expenses for new employees to add more production shifts; $0.2 million (2013: $0.4 million) of facility overhead costs and $0.4 million (2013: $0.5 million) for depreciation of production equipment. (In the First Three Quarters of 2013 there was an impairment loss on inventory of $3.4 million.)

Operating Expenses

During the First Three Quarters of 2014 we recorded operating expenses of $3.9 million compared to operating expenses of $6.1 million for the First Three Quarters of 2013, a decrease of $2.2 million or approximately 35%. Causes for the reduction are a decrease in general and administrative expenses of $1.8 million and a reduction in marketing and promotion expense of $0.3 million.

Marketing and promotion expenses comprised of marketing salaries and sales development costs were $0.3 million for the First Three Quarters of 2014, a decrease of $0.3 million or approximately 50% from $0.6 million for the First Three Quarters of 2013. The decrease was primarily driven by a $0.1 million reduction in product development costs and investor relations and public relations expenses of $0.2 million.

General and administrative (G&A) expenses for the First Three Quarters of 2014 decreased to $3.6 million, a reduction of $1.8 million or approximately 33% from $5.4 million for the First Three Quarters of 2013. The decrease was primarily caused by a $0.4 million reduction in salaries and consultants expense, a decrease in professional fees of $0.2 million, a $0.8 million reduction in stock-based compensation, and a reduction of $0.4 million in general office and other administration costs.

Other Items

Interest expense increased to $1.6 million for the First Three Quarters of 2014, compared to $1.4 million for the First Three Quarters of 2013, an increase of $0.2 million, resulting from interest on the convertible debentures, amortization of deferred debt issuance cost and debt discount. Interest expense is attributable to the convertible debenture interest, European facility loan interest, IKEA loan interest and note payable interest, and the amortization of the deferred debt issuance costs. Accretion expense increased to $0.5 million from the beneficial conversion feature of the promissory notes and amortization of bonus shares issued with promissory notes in the First Three Quarters of 2014, compared to $0 for the First Three Quarters of 2013. During the First Three Quarters of 2014 there was a gain in the settlement of debt of $0.2 million, compared to $0 in the First Three Quarters of 2013. For the First Three Quarters of 2014 compared to the First Three Quarters of 2013, the fair value adjustment of derivative liabilities was a gain of $0.9 million compared to a gain of $0.5 million.

Net Loss

Our net loss for the First Three Quarters of 2014 was $6.0 million, or $0.11 per share, compared to $11.9 million, or $0.27 per share for the First Three Quarters of 2013.

For the First Three Quarters of 2014, the weighted average number of shares outstanding was 52,952,822 compared to 44,421,148 for the First Three Quarters of 2013.

LIQUIDITY AND CAPITAL RESOURCES

First Three Quarters 2014 Compared to Fiscal Year Ended December 28, 2013

	2014	2013
	(in thousands)
Cash and cash equivalents	$4,790	$1,193
Working capital	$(792)	$(3,426)
Total assets	$26,448	$21,490
Total liabilities	$27,544	$23,504
Shareholders’ equity (deficit)	$(1,096)	$(2,014)

The Company has historically relied on equity financings, and more recently on sales of convertible debentures, to fund its operations. On August 15, 2014 the Company completed a “Follow On” equity financing with gross proceeds of $1 million. On August 6, 2014 the Company completed an equity financing with gross proceeds of $6.5 million. On June 2, 2014 the Company completed an equity financing for settlement of $927,944 in debts. On March 20, 2014, the Company completed an equity financing with gross proceeds of $3.1 million. On December 20, 2013, the Company completed an equity financing with gross proceeds of $1.9 million (CAD$2.0 million). On December 19, 2013, but having an effective date of November 29, 2013, we entered into a loan agreement to borrow up to $2.9 million (€2.2 million, approximately CAD$3.2 million). The Company has drawn on the loan $2.9 million (€2.2 million), which was used for capital expenditures for the European processing facility and general working capital. In February 2013, the Company completed a convertible debt financing for gross proceeds of $4.9 million (CAD$5.0 million). In July 2013, the Company completed an additional convertible debt financing for gross proceeds of $3.4 million (CAD$3.5 million). In September 2012, the Company completed a convertible debt financing for gross proceeds of $10.1 million (CAD$10.0 million). The Company expects to fund future operations and expansion from its current cash position, through bank debt, government loan programs, customer financing, lease programs, additional equity and debt financings, as well as through cash generated from operations.

Net Cash Used in Operating Activities

Net cash flows used in operating activities for the First Three Quarters of 2014 were $6.4 million compared with $7.5 million for the First Three Quarters of 2013. Cash flows used in operations for the First Three Quarters of 2014 consisted primarily of a net loss of $6.1 million offset by the following items: amortization and depreciation of $0.4 million (2013: $0.9 million), primarily related to production equipment in Europe for 2014 and to the decortication facility in the USA in 2013; accretion of debt and amortization of deferred debt issuance costs of $0.8 million (2013: $0.3 million), which includes expenses related to the beneficial conversion feature of the promissory notes and amortization of the bonus shares issued pursuant to the promissory note; fair value adjustment of derivative liability of $(0.9 million) (2013: $(0.5 million)), the gain in 2013 related to the expiration of warrants having an exercise price in a currency other than the Company’s functional currency; rent of $0.0 million (2013: $0.1 million) related to the lease deferral at the South Carolina decortication facility; stock-based compensation of $0.8 million (2013; $1.6 million) was lower because of fewer options vesting in 2014 than in 2013; gain on settlement of debt $(0.2 million) (2013:$0); impairment of inventory of $0 (2013: $3.4 million) relating to the write down of raw feedstock and Crailar fiber to market price; (increase) in accounts receivable of $(1.3 million) due to increased Crailar sales in Europe (2013: $0.0 million); a decrease in inventory of $0.1 million (2013: $(2.9 million)); a decrease in prepaid expenses of $0.1 million (2013: $(0.2 million) mostly due to the timing of insurance, financing and listing costs; an increase in accounts payable of $(0.3 million) (2013: $0.6 million); and an increase in accrued liabilities of $0.1 million (2013: $1.0 million) mostly related to debenture interest.

Net Cash Used in Investing Activities

Net cash flows used in investing activities for the First Three Quarters of 2014 were $1.1 million, compared to $2.8 million for the First Three Quarters of 2013. Cash flows used in investing activities consisted primarily of the acquisition of property and equipment for the European production facility of $1.1 million (compared with $2.7 million for the purchase of equipment at the U.S. decortication plant in 2013).

Net Cash Provided by Financing Activities

Cash flows provided by financing activities for the First Three Quarters of 2014 totaled $11.2 million compared to $7.5 million during for the First Three Quarters of 2013. The Company received proceeds from equity financings of $9.1 million (2013: $0.2 million) and received proceeds from long term debt of $3.0 million (2013: $0) and had debt issuance costs of $0.1 million (2013: $0.9 million). The Company also repaid promissory notes and loans $0.8 million (2013: $0). During the First Three Quarters of 2013, we received proceeds of $8.1 million from the issuance of convertible debentures.

Effect of Exchange Rate

The effect of exchange rates on cash resulted in an unrealized loss of $84,275 for the First Three Quarters of 2014, as compared with an unrealized gain of $280,247 for the First Three Quarters of 2013.

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

On December 19, 2013, but having an effective date of November 29, 2013, we entered into a loan agreement (the “Loan Agreement”) with IKEA Supply AG (“IKEA”), whereby IKEA agreed to loan us $3.0 million (€2.2 million, approximately CAD$3.2 million) (the “IKEA Loan”) having a term until June 25, 2016 and bearing interest at a rate of 1.9% per annum. As security for the IKEA Loan, IKEA required that the IKEA Loan be secured by assets purchased with the proceeds of the IKEA Loan, as well as a portion of the secured assets used to secure the July 2013 Debentures. The proceeds from the IKEA Loan are designated for the installation of equipment to support and expand our European production facility and for working capital to fulfill IKEA orders. During the First Three Quarters of 2014 the Company received $2,906,985 (€2,200,000) pursuant to the loan agreement.

We repaid the following loan arrangements with each of the following directors: Jason Finnis, Kenneth Barker and Robert Edmunds during the First Three Quarters of 2014:

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

We are committed to annual debt and debenture interest payments over the next five years as follows (in thousands):

2014	$450
2015	1,738
2016	1,574
2017	1,021
2018	15
Total	$4,798

Annual Leases

We are committed to current annual lease payments totaling $1.1 million for all of our premises under lease. Approximate minimum lease payments over the next five years are as follows (in thousands):

2014	$70
2015	261
2016	261
2017	261
2018	205
Total	$1,058

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

SUBSEQUENT EVENT

On November 10, 2014, subsequent to the Company’s Annual General and Special Meeting of Shareholders on that date, Kenneth Barker (the Chief Executive Officer and a director of the Company) resigned as an officer and director of the Company, and Lesley Hayes (a director of the Company and Chair of the Board) was appointed interim Chief Executive Officer of the Company.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Lesley Hayes, our Chief Executive Officer, and Theodore Sanders, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective as of September 27, 2014.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal quarter ended September 27, 2014, we did not sell any equity securities that were not registered under the U.S. Securities Act of 1933, as amended.

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

CRAILAR TECHNOLOGIES INC.

By: /s/ Lesley Hayes
Lesley Hayes
Chief Executive Officer and a director
Date: November 12, 2014

By: /s/ Theodore Sanders
Theodore Sanders
Chief Financial Officer
Date: November 12, 2014