Form 10-K
period 2014-12-27
CRAILAR TECHNOLOGIES INC
filed 2015-04-13
CIK 1210294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE A CT OF 1934

For the fiscal year ended December 27, 2014

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
Yes [   ]     No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $38,771,073.

The registrant had 66,378,003 shares of common stock outstanding as of April 9, 2015.

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

PART I

ITEM 1.          BUSINESS

Overview

We are focused on bringing sustainable bast fiber-based products to market that are environmentally friendly natural fiber alternatives with equivalent or superior performance characteristics to cotton, wood or fossil-fuel based fibers. Our business operations consist primarily of the production of our natural and proprietary CRAiLAR® Flax fibers targeted at the natural yarn and textile industries, as well as the future deployment of our CRAiLAR® processing technologies in the cellulose pulp and composites industries. We believe that we offer two key opportunities for development:

•	CRAiLAR® fibers (using flax, hemp or other sustainable bast fiber) for textiles (knit, woven and non-woven constructions) available in a variety of blends, textures, colors and applications; and

•	CRAiLAR® technologies for processing bast fibres for use in non textile industries such as high grade dissolving pulp, packing material, reinforcing fibres, and various other industrial applications

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

We believe that entering into development and supply agreements with some of the world’s largest fiber consuming companies is the best path to successful commercialization of a number of products incorporating our CRAiLAR® technologies. In execution of this strategy, we have entered into development and supply agreements with companies such as adidas AG, Georgia-Pacific, IKEA, Lenzing and Levi Strauss & Co. Our agreements with certain customers contain category exclusivity clauses that require them to purchase, in the aggregate, approximately 8.5 million pounds of CRAiLAR® Flax fibers in 2015 and approximately 10.1 million pounds in 2016 (when multi-year requirements are averaged to an annual amount) in order to retain their exclusive rights.

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

Gherzi estimates there were 81.0 million tons of fibers produced globally in 2011 and synthetic fibers (such as polyester) accounted for 59.2% of such fibers, cotton accounted for 33.7%, cellulose-based fibers (such as viscose and rayon) accounted for 5.7% and wool accounted for 1.4%. More generally, according to Gherzi, it is estimated that the demand for textile fibers is expanding approximately 3% per year, mainly due to the following two macroeconomic trends:

•	Ongoing population growth. UNESCO expects the global population to rise from its current total of approximately 7 billion to 7.7 billion people in 2020 when global demand for fibers is expected to exceed 100 million tons.

•	Increase in prosperity. Increasing prosperity generates additional demand, particularly in emerging economies as they catch up with western industrialized nations.

In addition, sustainability and climate change concerns have contributed to consumers increasingly preferring products manufactured with a minimal environmental impact and use of resources.

While some of the increase in demand is likely to be filled by synthetic fibers, we believe that the consumer preference for natural fibers will continue to rise, as societal trends to live both sustainably and naturally increase. We believe that we have a unique opportunity to fill this shortfall through the production of CRAiLAR® fiber. Mill delivered cotton is currently priced between $0.70 and $0.80 per pound and is expected to increase from population growth and increased demand from developing countries. We believe that flax is a cost-effective raw material for fiber production. We expect our fiber will be cost competitive with other fibers currently available in the fiber industry once the Company has fully optimized its production facility and has more control over feedstock supply.

The CRAiLAR Solution

We hold the exclusive worldwide license to the patented CRAiLAR® technologies. The CRAiLAR® patented technologies and processes effectively clean and polish raw bast fiber, such as flax, hemp, kenaf and jute bast fibers, into fiber substantially equivalent to ginned cotton. This solution is clean, sustainable, and environmentally responsible. Bast fiber plants grow abundantly and, when compared with cotton, require 97% less water and substantially less herbicides, fertilizers and pesticides. In April 2012, the USDA designated CRAiLAR as a 100% BioPreferred® product. In December 2013, CRAiLAR® Flax fibers were awarded a ‘B’ classification by the MADE-BY organization. This classification certifies that the benefits of CRAiLAR® Flax far outweigh that of polyester and conventional cotton (both ranked Less Sustainable). The MADE-BY organization and environmental benchmark supports brands and manufacturers in limiting the impact of its materials on the environment and advises them on sustainable alternatives. In this benchmark, the processing of a large range of materials from raw material to yarn are compared in relation to emissions produced, their use of land space, pesticides, chemicals, water and energy.

The CRAiLAR® fiber technology was developed in conjunction with the National Research Council of Canada (the “NRC”). Under development since 2004, this technology is now in successful production with our global partners. We anticipate that CRAiLAR® Flax fibers will generally be used in union with cotton and all other mainstream fibers, which, when blended together, should result in a much better performing fabric than cotton or other mainstream fibers alone.

Products

CRAiLAR® Fiber

The CRAiLAR® fiber technology is a clean, sustainable, environmentally responsible process, which works with bast fiber feedstock. Bast fiber plants grow abundantly generally without excessive water, herbicide, fertilizer and pesticide use. As a result, CRAiLAR® was designated as a 100% BioPreferred® product by the USDA in April 2012. In December 2013, CRAiLAR® Flax fibers were awarded a ‘B’ classification by the MADE-BY organization, alongside and equal to organic cotton and Lenzing Tencel.

Relative to existing bast fiber processing methods, the CRAiLAR® fiber enzymatic process is significantly faster, produces highly consistent results, and is environmentally low impact. The resulting CRAiLAR® fibers have characteristics that are superior to traditionally processed bast fibers for textile applications. Because the CRAiLAR® fiber processing is very effective at cleaning bast fiber, it can be spun on traditional cotton equipment at commercially viable speeds. CRAiLAR® Flax fibers can integrate seamlessly with cotton fibers and, when blended together, results in a superior performing fabric than cotton alone. When blended at 80% cotton and 20% CRAiLAR® fiber, the resulting fabric takes on many of the superior characteristics of CRAiLAR® Flax fibers, including enhanced moisture management and comfort, durability, and superior dye uptake.

CRAiLAR® Shive and Seed Products

We are already in the process of investigating by-product opportunities utilizing seed and shive. A key CRAiLAR customer has confirmed shive suitably for use in particle board manufacturing for furnishings. We believe we have the potential ability to use the straw of the linseed flax crop, which is primarily cultivated for food and industrial applications. This straw would normally be discarded and/or burned following the seed harvest. Flax shive can be transformed into fuel pellets, animal bedding particle board, molded products and consumer goods packaging while the flax seed can be used for dietary supplements, linseed oil and feed for livestock. Making use of this waste by-product will only further enhance the CRAiLAR® Flax fiber sustainability rating and could increase potential revenues.

Our Competitive Strengths

We believe that the following strengths differentiate our company and create the foundation for continued sales and profitable growth:

Product Performance. All of our fiber products are designed to deliver superior performance. In apparel, CRAiLAR® Flax fibers will generally be blended with cotton, which should result in a better performing fabric than cotton alone. When blended at 80% cotton and 20% CRAiLAR® fibers, the resulting fabric takes on the many characteristics of CRAiLAR® Flax fibers. Key elements include:

•	A fiber with wicking characteristics greater than unblended cotton and almost as good as high performance synthetic fibers, making fabrics breathable;

•	Superior dye uptake resulting in a potential 10% dye reduction for same color specification; and

•	Comparable feel of comfort to cotton.

Innovative Process. We offer high quality natural fibers that provide an alternative to cotton and high grade dissolving pulp users. We attribute our ability to develop superior products to a number of factors, including:

•	Intellectual property and patents surrounding the CRAiLAR® process and technologies;

•	Close collaboration with our customers to formulate innovative and technically advanced natural fabrics; and

•	The capital costs involved in building a commercial CRAiLAR® fibers processing facility have been determined to be relatively modest and we believe we can utilize existing industry equipment.

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

Further Develop Our Customer Ecosystem. We have established a strong set of relationships with other organizations in our customer ecosystem to deliver superior natural fibers to our customers. We believe these customers will enable us to increase the speed of deployment and functionality of our fibers and offer a wider range of applications to our customers. We intend to support our customers in the growth of their products, as well as increase the number of suppliers who work with our customers. We understand that in order for new initiatives to be pulled from corporate concept to market viability, support from senior management of our customers is critical. We have established relationships with large apparel manufacturers and high grade dissolving pulp users such as Hanesbrands and Georgia Pacific. As we expand the commercialization of our fibers, we expect our customers will successfully integrate our CRAiLAR® Flax fiber within their product categories, but are also discover benefits and enhancements that are exclusive to their developments. This allows the CRAiLAR® brand to evolve and gain greater brand recognition while servicing both the consumer and customer needs. We believe that the development of customer relationships is an important strategy and that additional relationships with consumer brands will also be important for additional branding opportunities.

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

Continue Innovation and Broaden Product Offering. Our customers’ ability to deploy new products rapidly and cost-effectively will be central to our financial results. We intend to continue expanding the functionality of our products in the future. In the near term, we expect that our research and development investments will continue to be highly focused on:

•	CRAiLAR® fibers (using flax, hemp or other sustainable bast fiber) for textiles (knit, woven and non-woven constructions) available in a variety of blends, textures, colors and applications; and

•	CRAiLAR® technologies for processing bast fibres for use in non-textile industries such as high grade dissolving pulp, packing material, reinforcing fibres, and various other industrial applications.

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

Expand Globally. We recognize that our patented technologies have global, multi-industry applications, and represent a significant opportunity for us. We plan to expand our sales capabilities internationally by expanding the number of mills that can supply yarns with CRAiLAR fibers and by collaborating with strategic customers and partners around the world.

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

•

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

•

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

•

Georgia Pacific Consumer Products LLC. In September 2011, we entered into a three year CRAiLAR® fiber supply agreement with Georgia Pacific Consumer Products LLC, for the use of CRAiLAR® fiber in formed substrates for the industrial and personal care markets provided that Georgia Pacific continues to meet annual minimum purchase requirements. In May 2014, Georgia Pacific exercised its option to extend the agreement for an additional seven years through December 2021.

•

IKEA. In December 2013, we entered into a general supply agreement and development agreement with IKEA. The general supply agreement provides exclusivity in certain domestic textile categories as long as IKEA meets specified minimum order quantities. The agreement expires on December 31, 2016 but IKEA may extend the term up to two times for three years each by notifying us at least six months before the expiration of the then effective term. We have received orders and have begun flax fiber production at our European production facility.

•	Lenzing AG. In April 2012, we entered into a joint development agreement with Lenzing, headquartered in Austria, and one of the world’s largest suppliers of viscose, Modal and Tencel® to the apparel, non-woven and auto industries. CRAiLAR and Lenzing are jointly developing fiber solutions in the performance apparel industries for global athletic brands as well as fashion brands.

We are currently evaluating additional opportunities for multiple product development and commercialization of our proprietary CRAiLAR® technology for environmentally sustainable bast fiber processing and production. Exclusive international licensing rights allow us to protect our investment to date in the development of CRAiLAR® while confidently moving forward in seeking appropriate development and commercialization relationships.

Plan of Operation

Production Plan

We believe that one of the keys to the successful adoption of CRAiLAR® fibers into the mainstream textile market is to scale up our in-house production capabilities. In December 2013 we acquired a European fiber dyeing facility with similar equipment used to produce CRAiLAR® Flax fiber. The acquisition was made pursuant to an Asset Purchase Agreement dated November 6, 2013, which was amended and restated on December 13, 2013. The new plant allowed us to accelerate our timeline for establishing a company-controlled CRAiLAR® processing capability. Production of CRAiLAR® fibers at this plant commenced in January 2014. We believe the plant has a maximum capacity to produce approximately 280,000 pounds of CRAiLAR® Flax fiber per week and can be expanded. Initially, we relied on a third party processor to perform one step of the CRAiLAR® process, but we purchased the equipment to perform this step and during the second quarter of 2014 we installed this equipment and overhauled existing equipment so that we now perform this step internally.

The facility is located in an area of flax growing excellence and offers an abundant supply of feedstock from a by-product of the linen industry. Purchasing the by-product of the linen industry has significant working capital advantages because it is bought as needed and is processed, shipped and billed shortly after receipt. This compares with straw purchased directly from farmers for approximately the same cost, but for which a year’s supply of straw must be paid when harvested by the farmer. We have developed relationships with various European flax processors and brokers to purchase cleaned feedstock. We have also purchased equipment to clean the feedstock for CRAiLAR® processing that will allow us to buy partially cleaned fiber, providing access to additional sources of feedstock.

We also believe that it is necessary to develop contracted acreage of flax to avoid disrupting supply and demand for byproduct of the linen industry. We believe that there are opportunities to secure farm acreage dedicated to supplying our plants. This would require a decortication capability in these growing regions. Our suppliers also believe that additional farmers would be attracted to grow flax for CRAiLAR because the farming techniques are very simple and efficient compared with traditional linen flax farming techniques. Also, the retting requirements for the CRAiLAR® process are less stringent than for linen flax.

We commenced operations in Pamplico, South Carolina in January 2013. We encountered problems with the bale opening system and have suspended operations at that location. Given our focus on production in Europe, we will have reduced operations in the U.S. until a strategic customer will support our presence in South Carolina. Some of the assets previously used in South Carolina may be redeployed to our European facility.

In addition to the installation of our full scale processing line, CRAiLAR continues to improve upon its patented process thereby increasing efficiencies. In March 2012, we announced an improvement of our CRAiLAR® wet process time by 40%, thereby significantly increasing anticipated volume capabilities at planned facilities. The evaluation and resulting improvements were conducted internally in conjunction with research partners. The resulting changes encompass processes, as well as the utilization of industry standard equipment.

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

We have relationships with several European companies to supply feedstock to our European facility. Feedstock is a linen industry waste product or fiber unsuitable for linen due to fiber length. There are significant acres of flax under cultivation in Western Europe for the linen industry as well as in Eastern Europe and Russia, and we believe these regions represent a sufficient source of available feedstock. We have also begun negotiations with two large European farming cooperatives to grow test plots of flax and hemp in 2015. Assuming the farming economics are confirmed, we expect to contract directly with farmers for significant acreage in 2016 which will substantially reduce our feedstock costs. Direct to farmer contracting will also allow deploying farming techniques that will improve the fibers suitability for textiles.. We have developed improved planting and harvesting techniques from our agronomic experience in North America, which should allow us to increase yield per acre and facilitate faster and more cost effective harvesting of flax.

Seasonality

Our operating results are subject to some variability due to seasonality and other factors. Sales levels in any period are also impacted by customers’ decisions to increase or decrease their inventory levels in response to anticipated consumer demand.

Collaboration and Research Agreements

National Research Council of Canada

In October 2007, we entered into a joint collaboration agreement with the NRC to continue to develop a patentable enzyme technology for the processing of hemp fibers. The agreement was for three years and initially expired on May 9, 2010. On February 19, 2010, we signed an amendment to the agreement to extend the term of the agreement to May 9, 2012. While this agreement has expired, we are exploring additional work with the NRC to enhance certain aspects of the technology.

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

Intellectual Property

Under the CRAiLAR® technology platform, we have secured the exclusive worldwide licensing rights to the patented intellectual property arising from our collaborative research agreements with the NRC. The NRC license covers our proprietary processes and includes a license to two patents covering the extraction of hemp fibers and preparation of bast fibers. The patents have been issued or allowed in the U.S., Canada, China, Europe and certain other jurisdictions, and are based on applications filed under the Patent Cooperation Treaty. We pay an ongoing royalty of 3% of sales of products derived from the CRAiLAR® process to the NRC with a minimum annual payment set at CAD$15,000 per year ($12,905 based on the exchange rate on December 27, 2014). Once we have reached CAD$50.0 million in CRAiLAR® sales ($43.0 million based on the exchange rate on December 27, 2014), the royalty percentage drops to 1.5%. The license expires upon the expiration of the last patent claim covered by the license, which is currently in December 2029, but may be terminated earlier by NRC upon our breach of the license agreement or in the event we become bankrupt or insolvent.

In addition to the NRC technology, CRAiLAR has been active in generating additional IP both in conjunction with our major customers and on our own. Additional patents are expected to be filed in the near future.

We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. Our primary trademark is CRAiLAR®, which is registered with the U.S. Patent and Trademark Office, in Canada and in several other countries. We also rely on unpatented proprietary expertise, formulations, continuing innovation and other trade secrets to develop and maintain our competitive position.

Research and Development

We have invested a considerable amount of time and effort into product research and development. Research and development costs are charged to operations as incurred. Our research and development costs for our fiscal year ended December 27, 2014 (“Fiscal 2014”) and our fiscal year ended December 28, 2013 (“Fiscal 2013”) were $275,079 and $355,099, respectively, all of which were attributable to our CRAiLAR® and related bast fiber technology development.

Competition

There are relatively few specialty natural bast fibers producers when compared with the much larger cotton and pulp commodity markets. The technical demands and patented processes of CRAiLAR® differentiates us on the basis of our ability to meet the customer’s particular set of needs, rather than simply focusing only on pricing alone.

Employees

CRAiLAR had a total of 27 full-time and three part-time employees as of December 27, 2014, located in the United States, Canada and Europe. Employee relations are considered to be good. None of our employees are subject to a collective bargaining agreement.

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

ITEM 1A.        RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the following risks and uncertainties in addition to other information in this report before purchasing our securities. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are the risks that we believe are material that are facing our company. Additional risks not currently known to us or that we currently deem immaterial may also impair our business, prospects, financial condition and results of operations. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Business

We Have a History of Operating Losses and There Can Be No Assurance We Will Be Profitable in the Future.

We have a history of operating losses, expect to continue to incur losses, may never be profitable, and must be considered to be in the development stage. Further, we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We have incurred net losses totaling $14.4 million for Fiscal 2014 and $15.2 million for Fiscal 2013. As of December 27, 2014, we had an accumulated deficit of $63.6 million. As of December 27, 2014, we had cash and cash equivalents of $1.2 million and minimal net working capital.

We Will Need to Raise Capital to Continue Our Operations.

Based upon our historical losses from operations, we anticipate we will require additional funding to fund our operations. If we cannot obtain capital through additional financings or otherwise, our ability to execute our development plans and achieve profitable operational levels will be greatly limited. Historically, we have funded our operations through the issuance of equity and convertible debentures and bank debt financing arrangements. We may not be able to obtain additional financing on favorable terms, on a timely basis, if at all. Our future cash flows and the availability of financing will be subject to a number of variables, including the demand for and market acceptance of CRAiLAR® technologies. Further, debt financing could lead to a diversion of cash flow to satisfy debt-servicing obligations and create restrictions on business operations. If we are unable to raise additional funds on acceptable terms on a timely basis, it would have a material adverse effect upon our operations.

Our Independent Registered Public Accounting Firm Has Expressed Doubt about Our Ability to Continue as a Going Concern.

Our audited financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report that included an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern in light of our continuing net losses and anticipated future operating losses. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our ability to continue as a going concern is dependent upon our ability to obtain additional financings or other capital, reduce expenditures or attain further operating efficiencies and generate revenue. If adequate funds are not available to us when we need such funds, or if we are unable to generate sufficient revenues, we will be required to curtail our operations, which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

We May Have Insufficient Earnings or Liquidity to Meet Our Future Debt Obligations.

We currently have outstanding convertible debentures and other debt (including a debt repayment obligation relating to our European production facility and a loan from IKEA) in the aggregate principal amount of $19.1 million. The maturity dates of such debt and convertible debentures range from 2016 to 2018. The interest payments on our outstanding debentures and loans are expected to be $1.7 million for fiscal 2015. Our inability to generate cash flow sufficient to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms, could materially and adversely affect our business. In addition, servicing these debt obligations will reduce the availability of our cash flow to fund working capital and capital expenditures to continue to expand our business and operations.

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

Delays or Disruptions in Production of Our Products Could Adversely Affect Our Financial Results.

Our business operations consist primarily of, and our revenues are dependent upon, the production and sale of our CRAiLAR® fibers. Currently, we have only one wet processing facility located in Europe for the production of our products. Any delays or disruptions in production at our European facility, whether due to mechanical issues, labor disputes or otherwise, could materially and adversely impact our sales and financial results. Such delays or disruptions that result in an inability to timely meet supply requirements could also have a negative effect on our relationships with our customers and the ultimate acceptance of our products. We may also experience unforeseen quality control issues as we adjust production to meet any changes in demand for our products. In addition, although we plan to make improvements to our decortication facility in South Carolina so that we can resume production at such facility, we cannot assure you that such improvements will be made or that we will ever have full processing capabilities at that facility.

A Commercial Market Must Be Found for Our By-products.

North American markets need to be found and developed for the by-products of our decortication process. Although several opportunities for the sale of our by-products are being explored, no contracts for the off take of our by-products have been signed as of the date of this report, and we cannot assume that we will enter into any such contracts in the future or that such development will lead to usable products.

We May Be Unable to Retain Key Employees or Management Personnel.

The loss of any of our key officers and management personnel would have an adverse impact on our future development and could impair our ability to succeed. Our performance is substantially dependent upon the expertise of our Chief Innovation Officer, Mr. Jason Finnis, and other key management personnel and our ability to continue to hire and retain such personnel. It may be difficult to find sufficiently qualified individuals to replace Mr. Finnis or other key management personnel, including Ms. Lesley Hayes, our Chief Executive Officer, Mr. Ted Sanders, our Chief Financial Officer and Treasurer, Mr. Jay Nalbach, our Chief Marketing Officer, and Mr. Guy Prevost, our Corporate Controller and Compliance Officer, if we lose any one or more of them. The loss of any such persons could have a material adverse effect on our business, development, financial condition, and operating results. We do not maintain “key person” life insurance on our senior executive officers.

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

We may seek to expand our business partly through acquisitions. However, if any reasonable acquisition candidates were to be identified, we cannot assure you that we will succeed in:

•	completing acquisitions;

•	integrating acquired operations into our existing operations; or

•	expanding into new markets.

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

As of December 27, 2014, there were 66,378,003 shares of our common stock issued and outstanding. Further, as of that date there were outstanding options exercisable for 6,769,294 shares of common stock at a weighted average exercise price of $1.79 per share and warrants exercisable for 22,932,373 shares of common stock at a weighted average exercise price of $0.74 per share. We completed three offerings of convertible debentures of $10.1 million (CAD$10.0 million), $4.9 million (CAD$5.0 million) and $3.4 million (CAD$3.5 million) on September 20, 2012, February 25, 2013 and July 26, 2013, respectively. Holders of the convertible debentures issued in September 2012 and February 2013 have the option to convert such notes at a price of CAD$2.90 per share of common stock ($2.50 based on the exchange rate on December 27, 2014) at any time prior to September 30, 2017. Holders of the convertible debentures issued in July 2013 have the option to convert such notes at a price of CAD$1.25 per share of common stock ($1.08 based on the exchange rate on December 27, 2014) at any time prior to July 26, 2016. Any sales in the public market of the common shares issuable upon exercise or conversion of the outstanding options, warrants and convertible debentures may dilute our stockholders’ ownership percentages and could result in a decrease in the market value of our equity securities.

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

During Fiscal 2014, our common stock has traded as low as $0.18 and as high as $1.65. In addition to volatility associated with OTCQB securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

•	changes in the demand for flax and other eco-friendly products;

•	market acceptance of our products and the products that incorporate our CRAiLAR® fiber;

•	disappointing results from our or our customers’ marketing and sales efforts;

•	failure to meet our revenue or profit goals or operating budget;

•	decline in demand for our common stock;

•	downward revisions in securities analysts’ estimates or changes in general market conditions;

•	lack of funding generated for our operations and existing debt obligations;

•	investor perception of our industry or our business prospects; and

•	general economic trends.

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

Additional Issuances of Equity Securities May Result in Dilution to Our Existing Stockholders.

Our Articles of Incorporation authorize the issuance of an unlimited number of shares of common stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future and the issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, if you acquire shares of our common stock, your proportionate ownership interest and voting power could be decreased. Further, any such issuances could result in a change of control.

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

We Are a Canadian Company and Half of Our Directors and Several of Our Officers Are Canadian Citizens and/or Residents, Which Could Make It Difficult for Investors to Enforce Judgments Against Us in the United States.

We are a company incorporated under the laws of the Province of British Columbia, Canada and half of our directors and several of our officers reside in Canada. Therefore, it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers. All or a substantial portion of such persons’ assets may be located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States. We have been advised by our Canadian counsel that there is doubt as to the enforceability, in original actions in Canadian courts, of liability based upon the U.S. federal securities laws and as to the enforceability in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of the U.S. federal securities laws. Therefore, it may not be possible to enforce those actions against us or any of our directors or officers.

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

ITEM 2.          PROPERTIES

On June 30, 2011, we entered into a lease for our principal offices, consisting of approximately 1,571 square feet of office space in Victoria, British Columbia for a monthly basic net rent of CAD$2,749 (US$2,763 based on the exchange rate on December 31, 2012 of CAD$1.00 = US$1.0051). The lease is for a term of three years commencing on August 1, 2011 and expires on July 31, 2014 with one renewal term of three years. We signed the renewal term at the same basic monthly rent which expires on July 31, 2017. The basic monthly rent is CAD$2,749 (US$ 2,366 based on an exchange rate on December 27, 2014 of CAD $1.00 = US$0.8608).

Effective August 9, 2010, we signed a ten-month sublease of a facility at 164 County Camp Road, Kingstree, South Carolina, at a rental cost of $4,400 per month. We attained the space for use as an initial scale-up flax fiber facility to conduct the decortication process of CRAiLAR® fibers. The property is housed near 300 acres of flax crops that we used to conduct our flax fiber growing trials. On July 1, 2011, we signed a one year lease, through June 30, 2012, for this same property and facility for a monthly rent of $3,300. Subsequent to June 30, 2012, we agreed to continue to lease the facility for a monthly rent of $3,400 until June 30, 2015.

In March 2012, we entered into a lease for a 147,000 square foot building on 52 acres outside of Pamplico, South Carolina. We plan to use this building as an integrated processing facility, however, problems with the bale opening systems have led operations to be suspended until new equipment can be built and installed. The initial term of the lease is for ten years with two additional five-year extension terms. No rent was due prior to January 1, 2014. Commencing January 1, 2014, the annual basic rent will be $146,930 per year, increasing to $220,395 per year from June 1, 2018 to May 31, 2022.

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

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock has been quoted on the OTC Bulletin Board or the OTCQB tier of the OTC Markets Group, Inc. since March 21, 2006, initially under the symbol “NADVF” (until October 31, 2012) and now on the OTCQB under the symbol “CRLRF” (since November 1, 2012). The market for our common stock is limited, and can be volatile. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the OTCQB. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High	Low
December 27, 2014	$0.40	$0.18
September 27, 2014	1.01	0.36
June 28, 2014	1.43	0.78
March 29, 2014	1.65	0.69
December 28, 2013	1.00	0.42
September 28, 2013	1.27	0.36
June 29, 2013	2.30	0.95
March 30, 2013	2.63	2.05

In addition, shares of our common stock have been listed on the TSX Venture Exchange (“TSX-V”) since July 8, 2008, initially under the symbol “NAT” (until October 30, 2012) and now under the symbol “CL” (since October 31, 2012). The following table sets forth the high and low sales prices of our common stock on a quarterly basis for the periods indicated as quoted by the TSX-V.

Quarter Ended		High		Low
December 27, 2014	CAD$	0.45	CAD$	0.21
September 27, 2014		1.07		0.40
June 28, 2014		1.45		0.86
March 29, 2014		1.83		0.73
December 28, 2013		1.10		0.48
September 28, 2013		1.30		0.38
June 29, 2013		2.30		0.99
March 30, 2013		2.76		2.05

Holders

As of April 7, 2015, there were 91 holders of record of our common stock as reported by our transfer agent, Computershare Investor Services Inc. There were also an undetermined number of holders who hold their stock in nominee or “street” name.

Dividend Policy

No dividends have ever been declared by the Board of Directors on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Compensation Plans

We have one equity compensation plan: our 2011 Fixed Share Option Plan. As described below, the 2011 Plan adopted all options outstanding under our previous stock option plans, including our 2006 Stock Option Plan (the “2006 Plan”), our 2008 Fixed Share Option Plan (the “2008 Plan”) and our 2010 Fixed Share Option Plan (the “2010 Plan”). The table set forth below presents information relating to our equity compensation plan as of December 27, 2014.

Number of Securities
	Number of Securities to be	Weighted-Average Exercise	Remaining Available for
	Issued Upon Exercise of	Price of Outstanding	Future Issuance Under
	Outstanding Options,	Options, Warrants and	Equity Compensation Plans
Plan Category	Warrants and Rights	Rights	(excluding column (a))

	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders (2011 Plan Stock Options, Including Stock Options Originally Granted Under 2006 Plan, 2008 Plan and 2010 Plan)	6,769,294	$1.79	6,516,723

Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A

Total	6,769,294	$1.79	6,516,723

2011 Fixed Share Option Plan

Effective August 9, 2011, our Board of Directors authorized and approved the adoption of our 2011 Fixed Share Option Plan (the “2011 Plan”) as of such date, under which an aggregate of 8,224,240 of our shares, representing 20% of the issued and outstanding common share capital of the Company as of August 9, 2011, may be issued. Our shareholders approved the 2011 Plan at our annual general meeting held on September 15, 2011. Our shareholders approved an amendment to the 2011 Plan at our annual general meeting held on August 8, 2012, to increase the number of common shares reserved for issuance under such plan from 8,224,240 to 8,512,976. Our shareholders approved a further amendment to the 2011 Plan at our annual general meeting held on November 6, 2013, to increase the number of common shares reserved for issuance under such plan from 8,512,976 to 8,894,539 and to remove the vesting schedule attached as Schedule “B” to the 2011 Plan. Our shareholders approved a further amendment to the 2011 Plan at our annual general and special meeting of shareholders held on November 10, 2014, to increase the number of common shares reserved for issuance under such plan from 8,894,539 to 13,275,600. As described below, all options issued under our Previous Option Plan (as defined below) are covered by our 2011 Plan.

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

The 2011 Plan is to be administered by our Board of Directors or a committee appointed by the Board of Directors, which shall determine, among other things:

•	the persons to be granted options under the 2011 Plan;

•	the number of options to be granted; and

•	the terms and conditions of the options granted.

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

Common Stock Purchase Warrants

As of December 27, 2014, there were an aggregate of 22,932,373 common stock purchase warrants issued and outstanding at a weighted average exercise price of $0.74 per share.

Recent Sales of Unregistered Securities

During our fiscal year ended December 27, 2014, we sold the following equity securities that were not registered under the Securities Act:

On January 30, 2014, we issued 181,666 common shares to Robert Edmunds, a director of our Company, at a deemed value of CAD$0.60 share pursuant to the terms of a Loan Extension and Bonus Share Agreement. We relied on the exemption from registration under the U.S. Securities Act of 1933, as amended (the “U.S. Securities Act”) provided by Regulation S for the issuance to Mr. Edmunds.

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

On May 23, 2014, we issued 1,724 shares upon the conversion of $4,650 (CAD$5,000) principal amount of previously issued convertible debentures at the conversion price of $2.70 (CAD$2.90) per share. This issuance of shares was exempt from the registration requirements of the U.S. Securities Act pursuant to Section 3(a)(9) of the U.S. Securities Act.

On June 2, 2014, we completed a private placement of units to thirteen creditors in settlement of debt. This private placement consisted of the issuance of 742,355 units at a deemed issuance price of $1.25 per unit in settlement of an aggregate amount of $927,944 of debt owed to such creditors. Each unit is comprised of one common share and one-half of one transferable common share purchase warrant, and each whole warrant will entitle the holder thereof to purchase one additional common share at an exercise price of $1.75 per warrant share for a period of two years from closing, that is, until June 2, 2016. We relied on exemptions from registration under the U.S. Securities Act provided by Regulation S with respect to one of the creditors and by Rule 506 with respect to twelve of the creditors, in each case based on representations and warranties provided by the creditors in their respective subscription agreements entered into between us and each of the creditors.

On June 17, 2014, we issued 4,827 shares of common stock upon the conversion of $12,929 (CAD$14,000) principal amount of previously issued convertible debentures at the conversion price of $2.68 (CAD$2.90) per share. This issuance of shares was exempt from the registration requirements of the U.S. Securities Act pursuant to Section 3(a)(9) of the U.S. Securities Act.

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

Overview

We are focused on bringing sustainable bast fiber-based products to market that are environmentally friendly natural fiber alternatives with equivalent or superior performance characteristics to cotton, wood or fossil-fuel based fibers. Our business operations consist primarily of the production of our natural and proprietary CRAiLAR® Flax fibers targeted at the natural yarn and textile industries, as well as the deployment of our CRAiLAR® processing technologies. We believe that we offer two key opportunities for development:

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

Acquisition of Production Facility

We commenced production of the first stage of the CRAiLAR® flax fiber process in the first quarter of Fiscal 2013 out of our decortication facility in Pamplico, South Carolina. Following the decortication process, the fibers were converted into Crailar® Flax fiber at a third party wet processing facility with initial fiber sales beginning in the second quarter of Fiscal 2013. We suspended operations at the South Carolina facility in third quarter of 2013 until improvements have been built and installed to the front end of the production line. In December 2013, we acquired a European fiber dyeing facility with equipment similar to that used to produce CRAiLAR® Flax fiber. The acquisition was made pursuant to an Asset Purchase Agreement dated November 6, 2013, which was amended and restated on December 13, 2013. The new facility allowed us to accelerate our timeline for establishing a company-controlled CRAiLAR® wet processing capability. Production of CRAiLAR® fibers at this facility commenced in January 2014. The facility has a maximum capacity to produce approximately 280,000 pounds of CRAiLAR® Flax fiber per week and can be expanded.

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

The Company paid 7% of gross proceeds of the offering to the underwriters and granted them an option (the “Over-Allotment Option”), exercisable in whole or in part at any time up to 30 days following the closing of the Offering. The Over-Allotment Option allowed the underwriters to purchase an additional 15% of the Offering solely to cover over-allotments, if any, and for market stabilization purposes. The Over-Allotment Option entitles the underwriters to purchase a maximum of 1,950,000 units at a price of $0.50 per unit or 1,950,000 common shares at a price of $0.499 per share and/or 1,950,000 warrants at a price of $0.001 per warrant. Each warrant entitles the holder to acquire one common share of the Company at an exercise price of $0.535 per common share at any time prior to August 6, 2019. On August 6, 2014 the Over-Allotment Option was partially exercised and the underwriters purchased 1,950,000 warrants at $0.001 per warrant for proceeds of $1,950. On August 15, 2014, the Over –Allotment Option was exercised for the remaining 1,950,000 shares of the Company at a price of $0.499 per shares for gross proceeds of $973,050. The Company paid 7% of the gross proceeds of the Over-Allotment Option to the underwriters.

Debentures

On September 20, 2012, we completed the offering of $10.1 million (CAD$10.0 million) worth of convertible debentures (the “September 2012 Debentures”), which bear interest at a rate of 10% per year, payable semi-annually on March 31 and September 30 of each year and mature on September 30, 2017. The holders of the September 2012 Debentures have the option to convert the September 2012 Debentures into shares of our common stock at a price of $2.85 (CAD$2.90) per share at any time prior to the maturity date. On February 25, 2013, we completed another offering of $4.9 million (CAD$5.0 million) convertible debentures (the “February 2013 Debentures”) with essentially the same terms as the previously mentioned offering. Furthermore, on July 26, 2013, we completed a third offering of $3.4 million (CAD$3.5 million) worth of convertible debentures (the “July 2013 Debentures”) with an interest rate of 10% payable semi-annually on March 31 and September 30 of each year, which mature on July 26, 2016. Originally, the holders of the July 2013 Debentures had the option to convert such debentures into shares of our common stock at a price of $1.94 (CAD$2.00) per share at any time prior to the maturity date. However, pursuant to the Amended and Restated Convertible Debenture Indenture dated December 23, 2013, the conversion price for the July 2013 Debentures has been reduced to $1.21 (CAD$1.25) per share of common stock. The holders of the July 2013 Debentures also each received warrants to purchase 800 shares of our common stock at an exercise price of $1.21 (CAD$1.25) per share for each $904 (CAD$1,000) of principal amount of July 2013 Debentures purchased, which warrants are exercisable at any time prior to the maturity date of the debentures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Principles of Consolidation

The consolidated financial statements for the Company’s fiscal year ended December 27, 2014 include the accounts of the Company and its six wholly-owned subsidiaries as of December 27, 2014: Crailar Inc., a Nevada incorporated company; Hemptown USA, Inc., a Nevada incorporated company; 0697872 B.C. Ltd., a British Columbia incorporated company; Crailar Fiber Technologies Inc., a British Columbia incorporated company, HTnaturals Apparel Corp, a British Columbia incorporated company and Crailar Europe NV, a Belgian corporation. All intercompany transactions and account balances have been eliminated upon consolidation.

Cash and Cash Equivalents

Cash equivalents consist of cash on deposit and term deposits with original maturities of one year or less at the time of issuance. As of December 27, 2014, the Company had $1.2million in cash and cash equivalents.

Inventory

The raw flax fiber feedstock, decorticated fiber and CRAiLAR® fiber is valued at the lower of cost and market. All direct costs are capitalized to raw flax fiber inventory, decorticated fiber inventory and CRAiLAR® fiber. Seed inventory is valued at the lower of average cost and market. Cost represents the cost to purchase seed and/or growing cost plus any related shipping costs. Other inventories, which primarily consist of production consumables, are recorded at the lower of cost and replacement cost, which approximates net realizable value.

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

Foreign Currency Translation

The functional currencies of the Company and its subsidiaries are as follows: Crailar Technologies Inc. – US$; Crailar Inc. - US$; Hemptown USA, Inc. – US$; 0697872 B.C. Ltd. – US$; Crailar Fiber Technologies Inc. – US$; HTNaturals Apparel Corp. – US$, and Crailar Europe NV – Euro.

Effective September 28, 2014 management determined that the functional currency of Crailar Technologies Inc., 0697872 B.C. Ltd. and Crailar Fiber Technologies Inc. changed from the Canadian dollar to the U.S. dollar. As a result, translation adjustments for prior periods were not removed from equity and the translated amounts for nonmonetary assets at the end of the prior period become the accounting basis for those assets in the period of the change and subsequent periods.

The Company translates its financial statements with other than US$ functional currencies to U.S. dollars using the following method:

All assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the period-end. Revenues and expenses are translated throughout the period at the weighted average exchange rate. Exchange gains or losses from such translations are included in accumulated comprehensive income (loss), as a separate component of stockholders’ deficit.

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

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are computed using the weighted average number of shares outstanding during the year. Common stock equivalents from stock options and warrants were excluded from the calculation of net loss per share for the years ended December 27, 2014 and December 28, 2013 as their effect is anti-dilutive.

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

Risk Management

Currency risk. Although the Company conducts its business principally in Canada, the majority of its purchases are made in Euros while the majority of its sales are in USD. Currently, the majority of the Company’s debt is denominated in CAD currency. A 5% fluctuation in currency rates for the Company’s Euro debt of $178,000. The Company does not currently hedge its foreign currency exposure and accordingly is at risk for foreign currency exchange fluctuations.

Credit risk. Credit risk is managed by dealing with customers whose credit standing meets internally approved policies, and by ongoing monitoring of credit risk. The risk in cash accounts is managed through the use of a major financial institution which has high credit quality as determined by the rating agencies. As of December 27, 2014, $2,198,688 is due from a single customer and therefore 92% of receivables are exposed to concentration of credit risk.

Interest rate risk. Approximately $277,500 of the Company’s debt bears interest at fluctuating rates. Consequentially the Company is exposed to interest rate fluctuations. The Company does not currently hedge its exposure to interest rate risk.

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

Recent Pronouncements.

There are no recent accounting pronouncements that are applicable to the Company.

RESULTS OF OPERATIONS Fiscal 2014 Compared to Fiscal 2013

	Fifty-Two Weeks Ended
	December 27, 2014	December 28, 2013
	(amounts in thousands, except per share data)
Revenues	$4,196	$587
		-
Cost of sales
Materials and direct production costs	3,513	470
Facility commissioning costs	675	371
Production facility overhead costs	322	366
Depreciation	525	681
Impairment loss on inventory	370	4,642
	5,405	6,530
Gross loss	(1,209)	(5,943)
Expenses:
Marketing and promotion	371	663
Amortization and depreciation	90	175
General and administrative	4,820	6,638
Research and development	275	355
Write down of plant and equipment	7,491	13
	(13,047)	7,844
Loss before other items	(14,256)	(13,787)
Other income (expense):
Accretion expense	(534)	(128)
Interest	(2,198)	(1,931)
(Loss) on disposal of assets	(153)	1
Gain on debt settlement	102	-
Fair value adjustment derivative liabilities	2,140	453
Bargain purchase		426
Exchange gain/loss	527	(204)
	(115)	(1,383)
Loss before taxes	(14,371)	(15,170)
Deferred income tax recovery	199	-
Net loss after taxes	(14,172)	(15,170)
Exchange differences on translating to presentation currency	898	1,044
Comprehensive loss	(13,274)	(14,126)
Loss per share (basic and diluted)	$(0.25)	$(0.34)
Non-GAPP Financial Measures:
EBITDA (1)	(10,825)	(12,256)
Adjusted EBITDA (1)	(3,417)	(5,957)

(1)

EBITDA and adjusted EBITDA are supplemental non-GAAP financial measures. EBITDA consists of net loss before (a) interest expense, (b) accretion expense and (c) depreciation and amortization. “Adjusted EBITDA” further adjusts EBITDA with respect to stock-based compensation expense, facility commissioning expense, fair value adjustment derivative liability’s, gain on settlement of debt, write=down of assets, rent inducement expense, exchange gain/loss, bargain purchase and deferred income tax recovery. A reconciliation of these non –GAAP financial measures to net loss is set forth in the table under “Non-GAAP Financial Measures” below.

Non-GAAP Financial Measures

	Fifty-Two Weeks Ended
	December 27, 2014	December 28, 2013
Consolidated
Net loss	(14,172)	(15,170)
Interest expense	2,198	1931
Accretion expense	534	128
Depreciation and amortization	615	855
EBITDA	(10,825)	(12,256)
Stock-based compensation	1,127	2,005
Facility commissioning expenses	675	366
Fair value adjustment derivative liabilities	(2,140)	(453)
Gain on settlement of debt	(102)	-
Write down of assets	8,014	4,654
Rent inducement expense	33	152
Bargain purchase	-	(426)
Deferred income tax recovery	(199)	-
Adjusted EBITDA	($3,417)	($5,957)

Regulation G, “Conditions for Use of Non-GAAP Financial Measure,” and other provisions of the Exchange Act define and prescribe the conditions for use of certain non-GAAP financial information. We provide “EBITDA,” which is a non-GAAP financial measure that consists of net loss before (a) interest expense, (b) accretion expense and (c) depreciation and amortization. “Adjusted EBITDA” further adjusts EBITDA with respect to stock-based compensation expense, facility commissioning expense, fair value adjustment derivative liabilities, gain on settlement of debt, write-down of assets, rent inducement expense, exchange gain/loss, bargain purchase and deferred income tax recovery.

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

Our management uses EITDA and Adjusted EBITDA as a measure of our Company’s operating performance because they assist in comparing our operating performance on a consistent basis by removing the impact of items not directly resulting from core operations. Internally, these non-GAAP measures are also used by management for planning purposes, including the preparation of internal budgets; for allocating resources to enhance financial performance; for evaluating the effectiveness of operational strategies; and for evaluating our capacity to fund capital expenditures and expand our business. We also believe that analysts and investors use these measures as supplemental measures to evaluate the overall operating performance of development state companies. Additionally, we believe that lenders or potential lenders use EBITDA and Adjusted EBITDA to evaluate our ability to repay loans.

These non GAAP financial measures are used in addition to and in conjunction with results presented in accordance with U.S. GAAP and should not be relied upon to the exclusion of U.S. GAAP financial measures. Management strongly encourages investors to review our consolidated financial statements in their entirety and to not rely on any single financial measure. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. In addition, we expect to continue to incur expenses similar to the non-GAAP adjustments described above, and exclusion of these items from our non-GAAP measures should not be construed as in inference that these costs are unusual, infrequent or non-recurring.

Revenue and Gross Margins

For Fiscal 2014, our revenues were $4.2 million, an increase of $3.6 million or 700% from Fiscal 2013. Our sales were derived from CRAiLAR® fiber and other fiber (non-CRAiLAR) at our European production facility. For Fiscal 2013 our revenues were derived from CRAiLAR® fiber, customer exclusivity payments and seed sales.

Our net loss for Fiscal 2014 was $14.2 million (2013: $15.2 million). Cost of sales is comprised of $3.5 million (2013: $0.5 million) for flax feedstock, utilities, labor, chemicals and water directly related to sales of CRAiLAR Flax fiber and the non-CRAiLAR legacy fiber dyeing business; $0.7 million (2013: $0.4 million) to temporarily outsource the final CRAiLAR process step while equipment was installed and training expenses for new employees to add more production shifts; $0.3 million (2013: $0.4 million) of facility overhead costs; $0.5 million (2013: $0.7 million) for depreciation of production equipment and an impairment loss on feedstock inventory of $0.4 million (2013:$4.6 million.)

Operating Expenses

During Fiscal 2014 we recorded operating expenses of $13.0 million compared to operating expenses of $7.8 million for Fiscal 2013, an increase of $5.2 million or approximately 67%. While there was a decrease in general and administrative expenses of $1.8 million, a reduction in marketing and promotion expenses of $0.3 million, a reduction in research and development costs of $0.1 million, there was an increase to the write down of plant and equipment of $7.5 million.

Marketing and promotion expenses comprised of marketing salaries and sales development costs were $0.4 million for Fiscal 2014, a decrease of $0.3 million or approximately 44% from $0.7 million for Fiscal 2013. The decrease was primarily driven by a $0.1 million reduction in product development costs and investor relations and public relations expenses of $0.2 million.

General and administrative (G&A) expenses for Fiscal 2014 decreased to $4.8 million, a reduction of $1.8 million or approximately 30% from $6.6 million for Fiscal 2013. The decrease was primarily caused by a $0.4 million reduction in salaries and consultants expense, a decrease in professional fees of $0.2 million, a $0.8 million reduction in stock-based compensation; and a reduction of $0.4 million in general office and other administration costs.

Write down of plant and equipment increased to $7.5 million as the equipment and leaseholds of the South Carolina facility were written down as the Company has no fixed date for resumption of operations.

Other Items

Interest expense increased to $2.2 million for Fiscal 2014, compared to $2.0 million for Fiscal 2013, an increase of $0.2 million, resulting from interest on the convertible debentures, amortization of deferred debt issuance cost and debt discount. Interest expense is attributable to the convertible debenture interest, European facility loan interest, IKEA loan interest and note payable interest of and the amortization of the deferred debt issuance costs. Accretion expense increased to $0.6 million from the beneficial conversion feature of the promissory notes and amortization of bonus shares issued with promissory notes in Fiscal 2014, compared to $0.1 for Fiscal 2013. During Fiscal 2014 there was a gain in the settlement of debt of $0.1 million, while there was nil in Fiscal 2013. For Fiscal 2014 the fair value adjustment of derivative liabilities was a gain of $2.1 million compared to a gain of $0.5 million for Fiscal 2013. For Fiscal 2014 there was a write down of equipment of $0.2 million compared to nil in Fiscal 2013 related to capitalized finance costs of equipment in South Carolina. In Fiscal 2014 there was a write down of feedstock inventory of $0.4 million compared to a write down of $4.6 million in Fiscal 2013.

Net Loss

Our net loss for Fiscal 2014 was $14.2 million, or $0.25 per share, compared to $15.2 million, or $0.34 per share for Fiscal 2013.

For Fiscal 2014, the weighted average number of shares outstanding was 56,309,118 compared to 44,508,011 for Fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal 2014 Compared to Fiscal 2013

	2014	2013
	(in thousands)
Cash and cash equivalents	$1,196	$1,193
Working capital	$3	$(3,426)
Total assets	$16,197	$21,490
Total liabilities	$23,469	$23,504
Shareholders’ equity (deficit)	$(7,272)	$(2,014)

The Company has historically relied on equity financings, and the sale of convertible debentures to fund its operations. On August 15, 2014 the Company completed a “Follow On” equity financing with gross proceeds of $1.0 million. On August 6, 2014 the Company completed an equity financing with gross proceeds of $6.5 million. On June 2, 2014 the Company completed an equity financing for settlement of $0.9 million in debts. On March 20, 2014, the Company completed an equity financing with gross proceeds of $3.1 million. On December 20, 2013, the Company completed an equity financing with gross proceeds of $1.9 million (CAD $2.0 million). On December 19, 2013, but having an effective date of November 29, 2013, we entered into a loan agreement to borrow up to $2.9 million (€2.2 million, approximately CAD $3.2 million). The Company has drawn on the loan $2.9 million (€2.2 million), which was used for capital expenditures for the European processing facility and general working capital. In February 2013, the Company completed a convertible debt financing for gross proceeds of $4.9 million (CAD$5.0 million). In July 2013, the Company completed an additional convertible debt financing for gross proceeds of $3.4 million (CAD$3.5 million). In September 2012, the Company completed a convertible debt financing for gross proceeds of $10.1 million (CAD$10.0 million). The Company expects to fund future operations and expansion through bank debt, government loan programs, customer financing, lease programs, equity and debt financings, as well as cash generated from operations.

Net Cash Used in Operating Activities

Net cash flows used in operating activities for Fiscal 2014 were $9.9 million compared with $8.1 million for Fiscal 2013. Cash flows used in operations for Fiscal 2014 consisted primarily of a net loss of $14.2 million offset by the following items: amortization and depreciation of $0.6 million (2013: $0.9 million), primarily related to production equipment in Europe for 2014 and to the decortication facility in the USA in 2013; amortization of debt discount of $0.5 million (2013: $0.1 million) related to the beneficial conversion feature of the promissory notes and amortization of the bonus shares issued pursuant to the promissory note; amortization of deferred debt issuance costs of $0.4 million (2013: $0.3 million); fair value adjustment of derivative liability gain of $2.1 million (2013: $0.5 million), which gain in 2014 related to the value of warrants having an exercise price in a currency other than the Company’s functional currency falling in the period, and which gain in 2013 related to the expiration of warrants having an exercise price in a currency other than the Company’s functional currency; a loss on disposal of assets of $0.2 million related to the sale of excess processing equipment (2013: $0.0 million); rent of ($0.0 million) (2013: $0.2 million) related to the lease deferral at the South Carolina decortication facility; stock-based compensation of $1.1 million (2013: $2.0. million) was lower because of fewer options vesting in 2014 than in 2013; gain on settlement of debt of $0.1 million (2013: $0.0 million);write-down of equipment of $0.2 million (2014: $0.0 million); write-down of inventory of $0.4 (2013: $4.6 million) relating to the write down of raw feedstock and Crailar fiber to market price; write-down of plant and equipment of $7.3 million (2013: $0.0 million) related to a write-down of the leaseholds in our manufacturing facility in South Carolina as well as components of the production equipment at that facility; exchange gain of $(0.5 million) (2013: $0.0 million); deferred income tax recover of $(0.2 million) (2013: $0.0 million) and bargain purchase of $0.0 million (2013: $0.4 million) related to the acquisition of our European facility; accounts receivable of ($2.8 million) due to increased Crailar sales in Europe, (2013: $0.1 million); a decrease in inventory of $0.1 million (2013: ($2.7 million increase)); an increase in prepaid expenses of $0.1 million (2013: ($0.2 million) mostly due to the timing of insurance, financing and listing costs; a decrease in accounts payable of $0.2 million (2013: $1.0 million increase) ; an increase in unearned revenue of $0.0 million (2013: $0.2 million); and a decrease in accrued liabilities of $0.4 million (2013: $0.7 million increase) mostly related to debenture interest.

Net Cash Used in Investing Activities

Net cash flows used in investing activities for Fiscal 2014 were $1.6 million, compared to $4.0 million for Fiscal 2013. Cash flows used in investing activities primarily consisted of the acquisition of property and equipment for the European production facility of $1.6 million (compared with $3.9 million for the purchase of equipment at the U.S. decortication plant and the original acquisition of the European production facility). The Company also sold equipment for proceeds of $0.1 million. (2013: $0.0 million)

Net Cash Provided by Financing Activities

Cash flows provided by financing activities for Fiscal 2014 totaled $11.2 million compared to $10.2 million for Fiscal 2013. The Company received proceeds from equity financings of $9.1 million (2013:$1.9 million) and received proceeds from long term debt of $3.0 million (2013: $0.0 million). During Fiscal 2014, we had debt issuance costs of $0.0 million (2013: $0.9 million) and repaid promissory notes and loans in the amount of $0.7 million (2013 we received $0.6 million evidenced by promissory notes payable). During Fiscal 2013, we received proceeds of $8.3 million from the issuance of convertible debentures and$0.2 million from the issuance of stock on the exercise of options and warrants.

Effect of Exchange Rate

The effect of exchange rates on cash resulted in an unrealized gain of $113,609 for Fiscal 2014, as compared with an unrealized gain of $197,315 for Fiscal 2013.

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

On December 19, 2013, but having an effective date of November 29, 2013, we entered into a loan agreement (the “Loan Agreement”) with IKEA Supply AG (“IKEA”), whereby IKEA agreed to loan us $3.0 million (€2.2 million, approximately CAD$3.2 million) (the “IKEA Loan”) having a term until June 25, 2016 and bearing interest at a rate of 1.9% per annum. As security for the IKEA Loan, IKEA required that the IKEA Loan be secured by assets purchased with the proceeds of the IKEA Loan, as well as a portion of the secured assets used to secure the July 2013 Debentures. The proceeds from the IKEA Loan are designated for the installation of equipment to support and expand our European production facility and for working capital to fulfill IKEA orders. During the Fiscal Year of 2014 the Company received $2,999,983 (€2,189,569) pursuant to the loan agreement.

We entered into the following loan arrangements with each of the following directors: Jason Finnis, Kenneth Barker and Robert Edmunds:

•

Finnis. Pursuant to a convertible promissory note, dated for reference October 11, 2013, Mr. Finnis granted us a loan in the principal amount of $96,180 (CAD$100,000) bearing interest at a rate of 12% per annum and due on December 11, 2013. On November 7, 2013, we repaid to Mr. Finnis $48,326 (CAD$50,000), such that a principal amount of $47,885 (CAD$50,000) remained due and payable on the loan. Pursuant to a loan extension agreement, dated for reference December 18, 2013, Mr. Finnis and we agreed to extend the term for repayment of the loan and interest thereon until the earlier of (i) December 20, 2014 and (ii) such time as we complete our next public offering of registered securities by way of a registration statement on Form S-1 of not less than $2.8 million (CAD$3.0 million) in gross proceeds to us. We repaid this loan and interest thereon in full in April 2014.

•

Barker. Pursuant to a convertible promissory note, dated for reference October 11, 2013, Mr. Barker granted us a loan in the principal amount of $50,000 bearing interest at a rate of 12% per annum and due and payable on December 11, 2013. Pursuant to a loan extension agreement, dated for reference December 18, 2013, Mr. Barker and we agreed to extend the term for repayment of the loan and interest thereon until the earlier of (i) December 20, 2014 and (ii) such time as we complete our next public offering of registered securities by way of a registration statement on Form S-1 of not less than $2.8 million (CAD$3.0 million) in gross proceeds to us. We repaid this loan and interest thereon in full in April 2014.

•

Edmunds. Pursuant to demand convertible promissory notes, dated for reference October 11, 2013 and December 4, 2013, respectively, Mr. Edmunds granted us loans in the aggregate principal amount of $509,624 (CAD$545,000) bearing interest at a rate of 20% per annum. Pursuant to a loan extension agreement, dated for reference December 18, 2013, Mr. Edmunds and we agreed to extend the term for repayment of the loan and interest thereon until the earlier of (i) December 20, 2014 and (ii) such time as we complete our next public offering of registered securities by way of a registration statement on Form S-1 of not less than $2.8 million (CAD$3.0 million) in gross proceeds to us. As consideration for the extension, we issued to Mr. Edmunds 181,666 shares of our common stock at a deemed value of $0.56 (CAD$0.60) per share. We repaid this loan and interest thereon in full in April 2014.

We are committed to annual debt and debenture interest payments over the next five years as follows (in thousands):

2015	$1,665
2016	1,507
2017	978
2018	15
2019	13
Total	$4,178

Annual Leases

We are committed to current annual lease payments totaling $1.2 million for all of our premises under lease. Approximate minimum lease payments over the next five years are as follows (in thousands):

2015	$267
2016	247
2017	232
2018	241
2019	220
Total	$1,207

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as at December 27, 2014 and December 28, 2013

Consolidated Statements of Operations and Comprehensive Loss for Years Ended December 27, 2014 and December 28, 2013

Consolidated Statements of Cash Flows for the Years Ended December 27, 2014 and December 28, 2013 Consolidated Statements of Stockholders’ Equity (Deficit) Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Crailar Technologies Inc:

We have audited the accompanying consolidated balance sheets of Crailar Technologies Inc. (the “Company”) as of December 27, 2014 and December 28, 2013 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position the Company as at December 27, 2014 and December 28, 2013 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

"DMCL"

CHARTERED ACCOUNTANTS

Vancouver, Canada
April 10, 2014

CRAiLAR TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in US Dollars)

	Notes		December 27, 2014		December 28, 2013
		$		$
ASSETS
Current assets
Cash and cash equivalents			1,196,362		1,193,365
Receivable			3,106,757		223,105
Inventory	4		448,569		945,040
Prepaid expenses and deposits			336,328		290,872
			5,088,016		2,652,382

Deferred debt issuance costs	9		967,294		1,442,023
Property and equipment, net	5		10,013,412		17,240,012
Intangible assets, net	6		128,666		155,545

TOTAL ASSETS			16,197,388		21,489,962

LIABILITIES
Current liabilities
Accounts payable			2,017,097		2,377,901
Accrued liabilities			1,224,376		2,342,153
Unearned revenue			263,901		247,655
Notes payable	8		-		476,614
Current portion of loans payable	9, 12		706,927		634,486
Derivative liabilities	7		872,205		-
			5,084,506		6,078,809

Non-current liabilities
Deferred income tax liabilities	15		-		199,131
Loans payable	12		360,815		551,190
Long term debt	9		18,023,965		16,674,686
TOTAL LIABILITIES			23,469,286		23,503,816

STOCKHOLDERS’ DEFICIT
Capital stock	10
Authorized: unlimited common shares without par value
Issued and outstanding: 66,378,003 common shares
(2013 – 47,806,031 common shares)			39,665,322		34,889,370
Additional paid-in capital			15,218,708		9,934,322
Accumulated other comprehensive income			1,483,095		585,301
Deficit			(63,639,023)		(47,422,847)
			(7,271,898)		(2,013,854)
			16,197,388		21,489,962

Nature and continuance of operations (Note 1)
Commitments (Note 13)
Subsequent events (Note 17)

The accompanying notes are an integral part of these consolidated financial statements

CRAiLAR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in US Dollars)

			Year ended

	Notes		December 27,2014		December 28, 2013
		$		$

Revenues			4,196,277		587,225

Cost of Sales
Materials and direct production costs			3,512,839		470,115
Fixed overhead			321,987		371,106
Facility commissioning costs			674,952		365,544
Depreciation			525,464		680,839
Impairment loss on inventory	4		369,590		4,642,262
			5,404,832		6,529,866

Gross loss			(1,208,555)		(5,942,641)

Expenses
Marketing and promotion			371,187		663,438
Amortization and depreciation			89,756		174,555
General and administrative			4,819,824		6,637,588
Research and development			275,079		355,099
Write down of plant and equipment	5		7,491,293		13,368
			(13,047,139)		(7,844,048)

Loss before other items			(14,255,694)		(13,786,689)

Other income (expenses):
Accretion expense	8, 9		(533,644)		(127,525)
Interest	8, 9, 12		(2,197,964)		(1,931,213)
Gain (loss) on disposal of assets			(153,092)		790
Gain on debt settlement			101,648		-
Fair value adjustment derivative liabilities	7		2,140,288		452,845
Bargain purchase	12		-		425,909
Exchange gain (loss)			527,317		(204,050)
			(115,447)		(1,383,244)

Loss before taxes			(14,371,141)		(15,169,933)

Deferred income tax recovery	15		199,131		-

Net loss after taxes			(14,172,010)		(15,169,933)

Other comprehensive income
Exchange differences on translating to presentation currency			897,794		1,044,337

Comprehensive loss			(13,274,216)		(14,125,596)

Loss per share (basic and diluted)			(0.25)		(0.34)
Weighted average number of common shares outstanding			56,309,118		44,508,011

The accompanying notes are an integral part of these consolidated financial statements

CRAiLAR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Expressed in US Dollars)

					Additional				Accumulated other
	Common shares				paid-		Subscription		comprehensive				``
	Number		Amount		in capital		receivable		income (loss)		Deficit		Total
		$		$		$		$		$		$
Balance at December 31, 2012	44,239,198		32,616,795		7,061,406		(64,050)		(459,036)		(11,485,251)		6,902.201
Issuance of common stock for exercise of options	196,000		192,871		-		-		-		-		192,871
Transfer addition paid-in capital for options exercised in the year	-		118,239		(118,239)		-		-		-		-
Issuance of common stock for exercise of warrants	37,500		46,875		-		-		-		-		46,875
Debenture warrants	-		-		754,829		-		-		-		754,829
Adjustment to warrant conversion price	-		-		79,931		-		-		-		79,931
Issuance costs of debenture warrants	-		-		(102,670)		-		-		-		(102,670)
Issuance costs of long term debt and debenture warrants broker’s warrants	-		-		66,278		-		-		-		66,278
Transfer from derivative liability warrants exercise	-		35,190		-		-		-		-		35,190
Private placement	3,333,333		1,879,400		-		-		-		-		1,879,400
Stock-based compensation	-		-		2,004,647		-		-		-		2,004,647
Beneficial conversion features on notes payable	-		-		188,140		-		-		-		188,140
Write off of subscription receivable	-		-		-		64,050		-		-		64,050
Foreign currency translation	-		-		-		-		1,044,337		-		1,044,337
Net loss	-		-		-		-		-		(15,169,933)		(15,169,933)
Balance at December 28, 2013	47,806,031		34,889,370		9,934,322		-		585,301		(47,422,847)		(2,013,854)
Shares for loan amendment	181,666		131,744		-		-		-		-		131,744
Private placement	2,515,000		3,143,750		-		-		-		-		3,143,750
Share issue costs	-		(64,508)		-		-		-		-		(64,508)
Finders fee shares	176,400		-		-		-		-		-		-
Fair value of warrants classified as derivatives at time of issuance	-		(5,201,885)		-		-		-		-		(5201,885)
Issuance of common stock on conversion of debentures	6,551		17,786		-		-		-		-		17,786
Shares for debt	742,355		766,233		-		-		-		-		766,233
Public offering	14,950,000		7,475,000		-		-		-		-		7,475,000
Offering costs	-		(1,491,168)		-		-		-		-		(1,491,168)
Reversal of warrant derivative liability upon change of functional currency to US$	-		-		4,157,170		-		-		-		4,157,170
To recognize conversion options and warrants as derivatives upon change in functional currency to US$	-		-		-		-		-		(2,044,166)		(2,044,166)
Stock-based compensation	-		-		1,127,216		-		-		-		1,127,216
Foreign currency translation	-		-		-		-		897,794		-		897,794
Net loss	-		-		-		-		-		(14,172,010)		(14,172,010)
Balance at December 27, 2014	66,378,003		39,665,322		15,218,708		-		1,483,095		(63,639,023)		(7,271,898)

The accompanying notes are an integral part of these consolidated financial statements

CRAiLAR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

		Year ended
		December 27, 2014		December 28, 2013
Cash flows used in operating activities	$		$
Net loss		(14,172,010)		(15,169,933)
Adjustments to reconcile net loss to net cash from operating activities
Amortization and depreciation		615,220		855,394
Amortization of debt discount		533,644		127,525
Amortization of deferred debt issuance costs		428,073		346,789
Fair value adjustment of derivative liability		(2,140,288)		(452,845)
(Gain) loss on disposal of asset		153,091		(790)
Rent		32,854		151,539
Stock-based compensation		1,127,216		2,004,647
Gain on settlement of debt		(101,648)		-
Write down of equipment		200,417		13,368
Write down of inventory		369,590		4,642,262
Write down of plant and equipment		7,290,876		-
Exchange gain		(527,317)		-
Deferred income tax recovery		(199,131)		-
Bargain purchase		-		425,909
Changes in working capital assets and liabilities
Increase in accounts receivable		(2,883,652)		(86,763)
Decrease (increase) in inventory		126,881		(2,682,650)
Increase in prepaid expenses		(82,535)		(184,087)
Increase (decrease) in accounts payable		(248,203)		971,483
Increase in unearned revenue		-		247,655
Increase (decrease) in accrued liabilities		(373,246)		709,990
Net cash used in operating activities		(9,850,168)		(8,080,507)

Cash flows from (used in) investing activities
Sale of equipment		113,107		35,790
Purchase of property and equipment		(1,558,432)		(3,907,808)
Acquisition of intangible assets		(24,335)		(89,306)
Net cash flows used in investing activities		(1,469,660)		(3,961,324)

Cash flows used in financing activities
Issuance of capital stock on exercise of options and warrants		-		239,746
Promissory notes payable		(661,452)		621,009
Proceeds from long term debt		2,999,983		-
Loans payable		(176,354)		-
Proceeds from private placement, net of issue costs		3,079,242		1,879,400
Proceeds from offering, net of issue costs		5,982,832		-
Proceeds from convertible debenture		-		8,307,249
Deferred issuance costs		(15,035)		(886,733)
Net cash flows from financing activities		11,209,216		10,160,671

Effect of exchange rate changes on cash and cash equivalents		113,609		197,315

Increase (decrease) in cash and cash equivalents		2,997		(1,683,845)

Cash and cash equivalents, beginning		1,193,365		2,877,210

Cash and cash equivalents, ending		1,196,362		1,193,365
SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH FINANCING ACTIVITIES:
	$		$
Shares issued for debt		632,376		-
Convertible debt converted		17,786		-
Cash paid for interest		1,760,900		1,347,905
Cash paid for income taxes		-		-

The accompanying notes are an integral part of these consolidated financial statements

CRAiLAR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2014
(In US Dollars)

1.	Nature of Operations and Basis of Presentation

CRAiLAR Technologies Inc. (the “Company”) was incorporated in the Province of British Columbia, Canada, on October 6, 1998, and is in the business of technological development and of natural sustainable fibers.

The Company’s shares of common stock trade under the symbol “CL”, on the TSX Venture Exchange (“TSX-V”) and under the symbol “CRLRF” on the OTC Bulletin Board.

Going concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles (“GAAP”) in the United States of America applicable to a going concern, which contemplates the realization of assets and payment of liabilities in the normal course of business. The Company has incurred losses since inception of $63,639,023 and further losses are anticipated in the development of its business. There can be no assurance that the Company will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

During 2014 the Company raised $9,062,074 net of costs from equity funding for capacity expansion and working capital requirements. The Company may raise additional financing in 2015 through equity placements and debt financings for future capacity expansion and working capital. However, there can be no assurance that funding will be available or, if the capital is available, that it will be on terms acceptable to the Company.

2.	Significant Accounting Policies

a)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Crailar Inc., a Nevada incorporated company; Hemptown USA, Inc., a Nevada incorporated company; 0697872 B.C. Ltd., a British Columbia incorporated company; Crailar Fiber Technologies Inc., a British Columbia incorporated company; HTNaturals Apparel Corp, a British Columbia incorporated company and Crailar Europe NV a Belgium incorporated company. All inter-company transactions and account balances have been eliminated upon consolidation.

b)	Cash and Cash Equivalents

Cash equivalents consist of cash on deposit and term deposits with original maturities of one year or less at the time of issuance. As at December 27, 2014, the Company held $12,900 (2013 - $15,000) in cash equivalents.

c)	Inventory

The fiber is valued at the lower of average cost or market. All direct costs are capitalized to inventory. Other inventories, which consists of production consumables, are recorded al the lower of cost and replacement cost which approximates net realizable value.

d)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring management’s estimates and assumptions are the fair value of transactions involving inventory costing and common stock, warrants, options, derivative liabilities, provision for income taxes, depreciation and financial instruments and the net realizable value of property and equipment.

CRAiLAR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2014
(In US Dollars)

2. Significant Accounting Policies (continued) e) Property and Equipment

Property and equipment are stated at cost and are depreciated as follows:

Automobiles	20% declining balance
Computer equipment	30% declining balance
Computer software	100% declining balance
Equipment	20% declining balance
Furniture and fixtures	20% declining balance
Production Equipment	20% declining balance
Leasehold improvements	Term of lease
Website development	100% declining balance

f)	Intangible Assets

Intangible assets are stated at cost and are amortized as follows:

Trademarks	5 year straight - line
License Fee	10 year straight - line
Patent	10 year straight – line

g)	Revenue Recognition

Revenue is recognized when there is persuasive evidence of a sale arrangement, delivery to the customer has occurred, the fee is fixed and determinable, and collectability is considered probable. Sales or transfers to customers prior to these criteria being met are recorded as deferred revenue. Cash received from customers, prior to these criteria being met, is recorded as deferred revenue.

h)	Foreign Currency Translation

The functional currencies of the Company and its subsidiaries are as follows: Crailar Technologies Inc. – US$; Crailar Inc. - US$; Hemptown USA, Inc. – US$; 0697872 B.C. Ltd. – US$; Crailar Fiber Technologies Inc. – US$; HTNaturals Apparel Corp. – US$, and Crailar Europe NV – Euro.

Effective September 28, 2014 management determined that the functional currency of Crailar Technologies Inc., 0697872 B.C. Ltd. and Crailar Fiber Technologies Inc. changed from the Canadian dollar to the U.S. dollar. As a result, translation adjustments for prior periods were not removed from equity and the translated amounts for nonmonetary assets at the end of the prior period become the accounting basis for those assets in the period of the change and subsequent periods.

The Company translates its financial statements with other than US$ functional currencies to U.S. dollars using the following method:

All assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the period-end. Revenues and expenses are translated throughout the period at the weighted average exchange rate. Exchange gains or losses from such translations are included in accumulated comprehensive income (loss), as a separate component of stockholders’ deficit.

Foreign currency transaction gains and losses are included in the results of operations.

CRAiLAR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2014
(In US Dollars)

2.	Significant Accounting Policies (continued)

i)	Income Taxes

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

The Company presents changes in accumulated comprehensive income in its Statement of Stockholders’ Equity (Deficit). Total comprehensive loss includes, in addition to net loss, changes in equity that are excluded from the Statement of Operations.

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

l)	Loss Per Share

Basic and diluted loss per share are computed using the weighted average number of shares outstanding during the period. Common stock equivalents from stock options and convertible debt were excluded from the calculation of diluted loss per share for December 27, 2014 and December 28, 2013 as their effect is anti-dilutive.

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

o)	Recently issued accounting pronouncements

In the year ended December 27, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

The Company has reviewed other recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

CRAiLAR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2014
(In US Dollars)

3.	Financial Instruments and Risk Management

The Company’s financial instruments include cash and cash equivalents, receivables, accounts payable, long term debt, amounts due to related parties, loans payable, notes payable and derivative liabilities. The Company concluded that the carrying amount of cash and cash equivalents, accounts receivable, accounts payable, and notes payable to approximate fair value because of the short maturity of these financial instruments. The Company has concluded that the carrying amount of loans payable and long term debt approximate fair value as they bear interest at market rates. The Company’s derivative liabilities are measured at fair value and are impacted by changes in interest rates, foreign exchange rates and the price of the Company’s shares.

Currency risk. Although the Company conducts its business principally in Canada, the majority of its purchases are made in Euros while the majority of its sales are in USD. Currently, the majority of the Company’s debt is denominated in CAD currency. A 5% fluctuation in currency rates would lead to a change in the Company’s CAD debt by approximately $797,000, and a 5% fluctuation in currency rates for the Company’s Euro debt would lead to a change in the Euro debt of $178,000. The Company does not currently hedge its foreign currency exposure and accordingly is at risk for foreign currency exchange fluctuations.

Credit risk. Credit risk is managed by dealing with customers whose credit standing meets internally approved policies, and by ongoing monitoring of credit risk. The risk in cash accounts is managed through the use of a major financial institution which has high credit quality as determined by the rating agencies. As at December 27, 2014, $2,198,688 is due from a single customer and therefore 92% of receivables are exposed to concentration of credit risk.

Interest rate risk. Approximately $277,500 of the Company’s debt bears interest at fluctuating rates. Consequentially the Company is exposed to interest rate fluctuations. The Company does not currently hedge its exposure to interest rate risk.

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

Fair value

Financial instruments measured at fair value are classified into one of three levels in the fair value hierarchy according to the relative reliability of the inputs used to estimate the fair values. The three levels of the fair value hierarchy are:

•          Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities;
•          Level 2 – Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly; and
•          Level 3 – Inputs that are not based on observable market data.

The Company recognizes its derivative liabilities at fair value determined using Level 3 inputs.

CRAiLAR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2014
(In US Dollars)

4.	Inventory

	December 27, 2014	December 28, 2013
CRAiLAR fiber	$97,309	$186,464
Decorticated fiber	258,679	252,263
Raw flax fiber feedstock	-	369,590
Other	92,581	136,723
	$448,569	$945,040

The Company wrote off the following amounts to reduce the book value to net realizable value:

	December 27, 2014	December 28, 2013
CRAiLAR fiber	$-	$274,297
Decorticated fiber	-	196,861
Flax seed	-	1,891,217
Raw flax fiber feedstock	369,590	2,279,887
	$369,590	$4,642,262

5.	Property and Equipment

				Net Book Value	Net Book Value
		Impairment /	Accumulated	December 27,	December 28,
	Cost	Write-down	Depreciation	2014	2013
Automobiles	$58,745	$-	$8,876	$49,869	$49,867
Computer equipment	106,443	7,281	64,206	34,956	57,180
Computer software	10,386	-	8,637	1,749	-
Equipment	779,383	95,939	71,365	612,079	656,346
Equipment held for sale	70,000	32,840	-	37,160	70,000
Furniture and fixtures	37,678	-	29,262	8,416	25,421
Leasehold improvements	5,784,569	5,568,685	12,179	203,705	5,498,663
Production equipment	8,158,231	1,508,723	719,824	5,929,684	4,818,280
Production equipment in
construction	3,402,762	277,825	-	3,124,937	6,060,849
Website development costs	129,560		118,703	10,857	3,436
	$18,537,757	$7,491,293	$1,033,052	$10,013,412	$17,240,012

During fiscal 2014, depreciation of production equipment and leasehold improvements was associated with the Company’s manufacturing facility in Belgium. The Company’s manufacturing facility in South Carolina was not in production and therefore amortization expense on those assets was not taken. As the facility was not used during the year and the Company is uncertain as to its plans for future use, the carrying value of all property and equipment in South Carolina was assessed for impairment. The leaseholds in the facility were fully impaired resulting in a charge of $5,097,000. Components of the production equipment were also impaired to their net realizable value resulting in a total write-down of $7,290,876. In addition, other equipment was written off resulting in a further write-off of $200,417 (2013 - $13,368).

6.	Intangible Assets

		Accumulated	Net Book Value	Net Book Value
	Cost	Amortization	December 27, 2014	December 28, 2013
Patents	$176,999	$101,654	$75,345	$85,482
Trademarks	117,829	93,237	24,592	28,065
License fee	61,719	32,990	28,729	41,998
	$356,547	$227,881	$128,666	$155,545

CRAiLAR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2014
(In US Dollars)

7.	Derivative Liabilities

Prior to September 28, 2014 derivative liabilities consist of warrants that were originally issued in private placements and public offerings which had exercise prices denominated in a currency other than the Company’s functional currency, which at that time was the Canadian dollar. During the period that the Canadian dollar was the Company’s functional currency, warrants that were exercisable in U.S. dollars are classified as derivative liabilities. Upon the change in functional currency to the U.S. dollar, these derivative liabilities were no longer classified as derivatives and an amount of $4,157,170 was reclassified to additional paid-in capital.

On September 28, 2014 the Company’s functional currency became the U.S. dollar and as a result, new derivative liabilities were recognized on warrants and debenture conversion rights that are exercisable in Canadian dollars. This resulted in a charge to deficit of $2,044,166 for the initial fair value of the derivatives. This derivative liability is a non-cash liability and the Company is not required to expend any cash to settle this liability. The fair value of the warrants and conversion rights at December 27, 2014 are as follows:

		December 27,	December 28,
	Exercise price	2014	2013
Conversion option expiring Sept 20 2017	CAD$2.90	$136,738	$-
Conversion option expiring Sept 30, 2017	CAD$2.90	69,839	-
Conversion option expiring July 26, 2016	CAD$1.25	201,270	-
2,828,000 warrants expiring July 26, 2016	CAD$1.25	78,639	-
3,333,333 warrants expiring Dec 18, 2018	CAD$0.70	385,719	-
		$872,205	$-

The fair value of these warrants and debenture convertible rights was determined using the Black-Scholes option pricing model, using the following assumptions:

Volatility	106% to 141%
Dividend yield	-
Risk-free interest rate	1.3%
Expected life	1.33 to 3.34 years

The significant assumptions used during the year to estimate the fair value included an expected term (based on the history of exercises and forfeitures) and volatility (based on the historical volatility with a look-back period equivalent to the expected term).

8.	Notes Payable

	December 27, 2014	December 28, 2013
Balance, beginning	$476,614	$-
Principal	-	655,804
Interest	29,384	23,781
Repayment	(661,452)	(48,326)
Beneficial conversion feature	-	(188,140)
Accretion expense – beneficial conversion feature	150,372	33,495
Bonus shares issued	(131,744)	-
Accretion expense – bonus shares issued	131,744	-
Effect of foreign exchange	(5,082)	-
	$-	$476,614

CRAiLAR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2014
(In US Dollars)

8.	Notes Payable (continued)

On October 11, 2013, the Company issued a convertible promissory note in favor of Mr. Jason Finnis an officer and director, in the principal amount of $96,180 (CAD$100,000). The promissory note was unsecured and bears interest on the principal amount at the rate of 12% per annum, which interest was payable in full on repayment of the principal amount. On November 7, 2013, the Company repaid $48,326 (CAD$50,000) of principal including interest of $441 (CAD$460). On April 1, 2014 the Company repaid $49,427 (CAD $52,807) for the remaining balance of the note and interest.

On October 11, 2013, the Company issued a convertible promissory note in favor of Mr. Kenneth Barker, an officer and director, in the principal amount of $50,000. The promissory note was unsecured and accrues interest on the principal amount at the rate of 12% per annum, which interest was payable in full on repayment of the principal amount. On April 2, 2014 the Company repaid $52,751 for the outstanding balance of the note including interest.

On October 11, 2013, the Company issued a demand convertible promissory note in favor of Mr. Robert Edmunds, a director, in the principal amount of $467,369 (CAD$500,000). On December 4, 2013, the Company issued an additional demand convertible promissory note in favor of Mr. Edmunds, pursuant to a loan from Mr. Edmunds to the Company in the principal amount of $42,255 (CAD$45,000). The promissory notes were unsecured and accrue interest on the principal amount at a rate of 20% per annum, which interest was payable in full on repayment of the principal amount. In connection with the amendment of such convertible promissory notes, 181,666 bonus common shares of the Company were issued to Mr. Edmunds on January 30, 2014 with a fair value of $131,744. The value of the shares were amortized over the term of the loan. On April 1, 2014 the Company repaid $559,274 for the outstanding balance of the note including interest.

The promissory notes issued to our officers and directors during the year ended December 28, 2013 contained conversion features. Each lender had the right to convert any portion of the outstanding principal and interest payable for units at a conversion price of $0.60 per unit. Each unit was comprised of one common share and one common share purchase warrant of the Company. Each warrant entitled the holder to acquire one common share of the Company at an exercise price of CAD$0.70 per common share for a term of five years. The Company recognized a beneficial conversion feature of $188,140 (CAD$200,000) based on the excess of the fair value of the common stock over the conversion price. During the year ended December 27, 2014, the Company amended the loans and removed the beneficial conversion feature and recognized an accretion expense of $150,372.

9.	Long-term Debt

	December 27, 2014	December 28, 2013
Convertible debentures
Balance, beginning	$16,674,686	$10,051,262
Convertible debentures issued	-	8,307,249
Discount on debentures	-	(754,829)
Amendment of debentures – conversion price	-	(79,931)
Accretion expense	251,528	94,030
Convertible debentures converted	(17,786)	-
Effect of foreign exchange	(1,292,836)	(943,095)
Balance, ending	15,514,592	16,674,686

IKEA Loan
Balance, beginning	-	-
Loan issued	2,999,983	-
Effect of foreign exchange	(329,585)	-
Balance, ending	2,670,398	-

Total long-term debt	18,184,990	16,674,686
Less: current portion	(161,025)	-
Long-term debt – non-current portion	$18,023,965	$16,674,686

CRAiLAR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2014
(In US Dollars)

9.	Long-Term Debt (continued)

A summary of the Company’s deferred issuance costs is as follows:

	December 28, 2014	December 28, 2013
Balance, beginning	$1,442,023	$1,024,294
Issuance costs - cash	52,114	886,733
Issuance costs – warrants	-	66,278
Issuance costs allocated to additional paid in capital	-	(102,670)
Amortization of issuance costs	(428,073)	(346,789)
Effect of foreign exchange	(98,770)	(85,823)
	$967,294	$1,442,023

Convertible Debentures
On September 20, 2012, the Company completed the offering of $10,051,262 (CAD$10,000,000) convertible debentures (the “September 2012 Debentures”). The September 2012 Debentures mature on September 20, 2017. The September 2012 Debentures bear interest at a rate of 10% per year, payable semi-annually on March 31 and September 30, starting March 31, 2013. As at December 27, 2014, accrued interest of $214,203 (CAD$248,841) ((2013 – $264,143) (CAD - $281,471), was included in accrued liabilities.

On February 26, 2013, the Company completed an offering of $4,943,643 (CAD$5,000,000) convertible debentures (the “February 2013 Debentures”). The February 2013 Debentures mature on September 30, 2017. The February 2013 Debentures bear interest at a rate of 10% per year, payable semi-annually on March 31 and September 30, starting September 30, 2013. As at December 27, 2014, accrued interest of $107,305 (CAD$124,658) ((2013 – 114,412 (CAD$121,918)) was included in accrued liabilities.

The Company paid a total of $427,049 (CAD$487,830) in cash issuance costs for the above debentures which have been recorded as deferred debt issuance costs.

Holders of the September 2012 Debentures and February 2013 Debentures have the option to convert the convertible debentures into shares of the Company’s common stock at a price of CAD$2.90 per common share at any time prior to the maturity date. The Company may redeem the September 2012 Debentures and the February 2013 Debentures after September 30, 2015 provided that the market price at the time of the redemption notice is not less than 125% of the conversion price. The conversion price is subject to standard anti-dilution provisions. The September 2012 Debentures and February 2013 Debentures are exercisable in Canadian dollars only, which as of September 28, 2014 is no longer the Company’s functional currency and therefore the conversion rights have been classified as a derivative liability and recorded at fair value which was determined to be $549,060 as at September 28, 2014 and $206,577 at December 27, 2014. The fair value of conversion rights are re-measured at each balance sheet date and the change in fair value is recorded in the statement of operations and comprehensive loss. The fair value was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield – 0; expected stock price volatility – 106%; risk-free interest rate – 1.3%; expected life – 2.73 -2.76 years.

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

The September 2012 Debentures and February 2013 Debentures do not contain a beneficial conversion feature, as the fair value of the Company’s common stock on the date of issuance was less than the conversion price. All proceeds from the debentures were initially recorded as a debt instrument.

CRAiLAR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2014
(In US Dollars)

9.	Long-Term Debt (continued)

On July 26, 2013, the Company closed a convertible debenture offering for gross proceeds of $3,363,606 (CAD$3,535,000) (the “July 2013 Debentures”). The July 2013 Debentures will mature on July 26, 2016 and will accrue interest at a rate of 10% per year, payable semi-annually in arrears on March 31 and September 30 commencing September 30, 2013. In the event the Company completes one or more equity financings between July 26, 2013 and July 26, 2016 with gross proceeds of at least an aggregate of $19.4 million (CAD$20.0 million), the Company must, subject to providing no less than 60 days prior notice to each holder of the July 2013 Debentures, redeem the July 2013 Debenture in whole at face value plus all accrued and unpaid interest thereon. As at December 27, 2014, accrued interest of $75,865 (CAD$88,133), ((2013 - $114,412), (CAD - $121,918)) was included in accrued liabilities. At the holder’s option, the debentures may be converted into common shares in the capital of the Company at any time up to the earlier of the maturity date and the business day immediately preceding the date specified by the Company for redemption of the debentures. The conversion price was CAD$2.00 per share, subsequently amended to CAD$1.25 per share. The July 26, 2013 Debentures are exercisable in Canadian dollars only, which as of September 28, 2014 is no longer the Company’s functional currency and are therefore the conversion rights are classified as a derivative liability and recorded at fair value which was determined to be $386,080 as at September 28, 2014 and $201,270 at December 27, 2014. The fair value of conversion rights are re-measured at each balance sheet date and the change in fair value is recorded in the statement of operations and comprehensive loss. The fair value was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield – 0; expected stock price volatility – 141%; risk-free interest rate – 1.3%; expected life – 1.57 years.

In addition, in connection with the July 2013 Debentures, the Company issued 800 transferable common share purchase warrants (each, a “Warrant”) for each $904 (CAD$1,000) of principal amount, resulting in the issuance of an aggregate of 2,828,000 Warrants, with each Warrant entitling the holder thereof to purchase one additional common share (each, a “Warrant Share”) at an exercise price of CAD $2.00, subsequently amended to CAD$1.25, per Warrant Share until July 26, 2016. The Company determined the fair value of the Warrants on issuance to be $974,387 (CAD$1,003,910) using the Black-Scholes Option Pricing Model with the following assumptions: expected dividend yield – 0; expected stock price volatility – 56%; risk-free interest rate – 0.59%; expected life – 2.83 years. The warrants are exercisable in Canadian dollars only, which as of September 28, 2014 is no longer the Company’s functional currency and are therefore classified as a derivative liability and recorded at fair value which was determined to be $292,577 as at September 28, 2014 and $78,639 at December 27, 2014. The fair value of warrants are re-measured at each balance sheet date and the change in fair value is recorded in the statement of operations and comprehensive loss. The fair value was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield – 0; expected stock price volatility – 109%; risk-free interest rate – 1.3%; expected life – 1.33 years.

The proceeds were allocated to the July 2013 Debentures and the Warrants based on their relative fair values and accordingly, $2,295,309 (CAD$2,757,300) was allocated to the July 2013 Debentures and $754,829 (CAD$777,700) was allocated to the Warrants and recorded as a reduction in the July 2013 Debentures and an increase in share capital.

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

CRAiLAR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2014
(In US Dollars)

9.	Long-Term Debt (continued)

The July 2013 Debentures include a continuing security interest in certain of the Company’s assets pursuant to a Guaranty and Security Agreement. On December 17, 2013, the Guaranty and Security Agreement was amended to only provide a security interest in certain specific assets held by the Company which had an acquisition cost of $3,922,240. As consideration for the modification, the conversion price of the debentures was amended to CAD$1.25 per share. The Company determined the fair value of the additional debt discount to be $79,931 using the Black-Scholes Option Pricing Model with the following assumptions: expected dividend yield – 0; expected stock price volatility – 56%; risk-free interest rate – 0.59%; expected life – 2.42 years.

During the year ending December 27, 2014, the Company recorded accretion of the July 2013 Debentures debt discount in the amount of $251,528 which was included in interest expense.

During the year ended December 27, 2014, the Company recorded $407,936 (2013 - $346,789) in interest expense for the amortization of deferred issuance costs.

IKEA Supply AG Loan
During the year ended December 27, 2014, the Company received $2,999,983 (€2,189,569) pursuant to a loan agreement entered into with IKEA Supply AG (“IKEA”) with an effective date of November 29, 2013. The loan bears an interest rate of 1.9% per annum and is payable in monthly installments of $13,416 (€11,000) from December 20, 2014 through June 20, 2016 with the remainder due in full on June 25, 2016. The loan is secured by assets purchased with the proceeds, as well as a portion of the secured assets used to secure the July 2013 Debentures. As at December 27, 2014, accrued interest of $30,400 (€24,926) was included in accrued liabilities.

The Company incurred a total of $52,114 in issuance costs related to the IKEA loan. This included $37,079 in costs paid during the year ended December 28, 2013 and $15,034 paid during the year ended December 27, 2014. During the year ended December 27, 2014, the Company recorded $20,137 (2013 - $nil) in interest expense for the amortization of deferred issuance costs.

10.	Common Stock

During the year ended December 27, 2014, the Company issued shares as follows:

a.

The Company completed a private placement on March 20, 2014 of 2,515,000 units at $1.25 per unit for gross proceeds of $3,143,750. Share issuance costs of $64,508 were paid. Each unit is comprised of one common share and one-half of one transferable common share purchase warrant of the Company. Each warrant entitles the holder thereof to acquire one common share of the Company at an exercise price of $1.75 per common share for a term of 2 years. In addition, finder’s fees of an aggregate of 176,400 shares were issued to two finders in conjunction with the closing of this private placement. The warrants have exercise prices denominated in United States dollars, which differed from the Company’s functional currency at the time and were therefore classified as a derivative liability and recorded at fair value which was determined to be $826,101 on issuance. The fair value was determined using the Black-Scholes option pricing model with an expected life of two years and with the same assumptions used for stock options below. On September 28, 2014 the Company’s functional currency changed to U.S. dollars and the warrants were no longer classified as a derivative liability and their fair value was charged to share capital.

b.	The Company issued 181,666 common shares with a fair value of $131,744 as a bonus on an amendment of a promissory notes issued to one of our directors. Refer to Note 8.

CRAiLAR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2014
(In US Dollars)

10.	Common Stock (continued)

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

d.

The Company completed a private placement to thirteen creditors in settlement of $927,944 in debt on June 2, 2014 consisting of 742,355 units at an issuance price of $1.25 per unit. Each unit was comprised of one common share and one-half of one transferable common share purchase warrant of the Company. The fair value of the units issued was determined to be $766,233. Each whole warrant entitles the holder thereof to acquire one common share of the Company at an exercise price of $1.75 per common share for a term of 2 years. The warrants have exercise prices denominated in United States dollars, which differed from the Company’s functional currency at the time and were therefore classified as a derivative liability and recorded at fair value was determined to be $133,857 on issuance.

On September 28, 2014 the Company’s functional currency changed to U.S. dollars and the warrants were no longer classified as a derivative liability and their fair value charged to share capital.

e.

On August 6, 2014, the Company completed the public offering of 13,000,000 units of the Company at a price of $0.50 per unit for gross proceeds of $6,500,000. Share issuance costs of $1,492,168 were paid. Each unit is comprised of one common share and one common share purchase warrant of the Company. Each warrant entitles the holder to acquire one common share of the Company at an exercise price of $0.535 per common share at any time prior to August 6, 2019.

The Company paid 7% of gross proceeds of the offering to the underwriters and granted them an option (the “Over-Allotment Option”), exercisable in whole or in part at any time up to 30 days following the closing of the Offering. The Over-Allotment Option allowed the underwriters to purchase an additional 15% of the Offering solely to cover over-allotments, if any, and for market stabilization purposes. The Over-Allotment Option entitles the underwriters to purchase a maximum of 1,950,000 units at a price of $0.50 per unit or 1,950,000 common shares at a price of $0.499 per share and/or 1,950,000 warrants at a price of $0.0001 per warrant. Each warrant entitles the holder to acquire one common share of the Company at an exercise price of $0.535 per common share at any time prior to August 6, 2019. The Over-Allotment Option was exercised in full and the underwriters purchased 1,950,000 warrants and 1,950,000 shares for proceeds of $975,000.

The warrants on this offering have exercise prices denominated in United States dollars, which differed from the Company’s functional currency at the time and were therefore classified as a derivative liability and recorded at fair value which was determined to be $4,241,927 on issuance. On September 28, 2014 the Company’s functional currency changed to U.S. dollars and the warrants were no longer classified as a derivative liability and their fair value was recorded to share capital.

CRAiLAR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2014
(In US Dollars)

10.	Common Stock (continued)

During the period ended December 28, 2013, the Company issued shares of common stock as follows:

a)

The Company closed a private placement with a closing date of December 20, 2013 for 3,333,333 units for aggregate gross proceeds of $1,879,400 (CAD$2,000,000). Each unit is comprised of one common share and one common share purchase warrant of the Company. Each warrant entitles the holder thereof to acquire one common share of the Company at an exercise price of CAD$0.70 per common share for a term of five years. The fair value of the warrants was estimated to be $2,038,666 using the Black Scholes option pricing model, a 5 year term, an expected volatility of 91% and a risk free interest rate of 0.58%. The fair value of the warrants is included in share capital. The warrants are exercisable in Canadian dollars only, which as of September 28, 2014 is no longer the functional currency of the Company and are therefore classified as a derivative liability and recorded at fair value which was determined to be $914,422 as at September 28, 2014 and $385,718 at December 27, 2014. The fair value of the warrants are re-measured at each balance sheet date and the change in fair value is recorded in the statement of operations. The fair value was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield – 0; expected stock price volatility – 109%; risk-free interest rate – 1.3%; expected life – 3.34 years.

b)

The Company issued a total of 196,000 common shares pursuant to the exercise of employee and consultants’ options between the exercise prices of $0.87 and $1.17 per share for gross proceeds of $192,871. Of this amount, a total of 166,000 options with total proceed of $163,020 were exercised by the directors and officers of the Company.

c)	The Company issued 37,500 common shares pursuant to the exercise of warrants with an exercise price of $1.25 per share for proceeds of $46,875.

Warrants

Stock purchase warrants outstanding at December 27, 2014 are summarized as follows:

		Weighted Average Remaining
Range of Exercise Prices	Number of Warrants	Contractual Life
$0.535 - $1.75	22,932,373	3.38 years

A summary of the Company’s stock purchase warrants are as follows:

		Weighted-
		Average
	Shares	Exercise Price ($)
Warrants outstanding at December 31, 2012	3,156,848	4.02
Warrants granted during the period	6,353,963	0.96
Warrants expired during the period	(2,585,731)	4.17
Warrants exercised during the period	(37,500)	1.25
Warrants outstanding at December 28, 2013	6,887,580	1.15
Warrants granted during the period	15,578,680	0.65
Warrants expired during the period	(533,887)	3.45
Warrants outstanding at December 27, 2014	22,932,373	0.74

CRAiLAR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2014
(In US Dollars)

11.	Stock Options

2011 Fixed Share Option Plan

In September 2011, the Company’s Board of Directors approved the 2011 Fixed Share Option Plan (the “2011 Plan”), a non-shareholder approved plan for grants of stock options to directors, officers, employees, eligible consultants of the Company and any related company. Based on the terms of the individual option grants, options granted under the 2011 Plan generally expire three to ten years after the grant date and become exercisable over a period of one year, based on continued employment, either with monthly vesting or upon achievement of predetermined deliverables. As amended on September 15, 2014, the 2011 Plan permits the granting of incentive stock options and nonqualified stock options up to an aggregate at any point in time of 13,275,600 common shares. The fair value of options issued during the periods ended December 27, 2014 and December 28, 2013 were determined using the Black-Scholes option pricing model with the following assumptions:

	December 28, 2013	December 27, 2014
Risk-free interest rates	0.75% to 0.90%	0.63% to 0.93%
Volatility factor	63% to 66%	73% to 88%
Expected life of options, in years	4.20	3 - 4.8
Weighted average fair value of options granted	$1.15	$1.31

The significant assumptions used during the year to estimate the fair value included an expected term (based on the history of exercises and forfeitures) and volatility (based on the historical volatility with a look-back period equivalent to the expected term).

During the period ended December 27, 2014, the Company granted a total of 1,688,000 (2013 – 285,000) common stock options to directors, officers, employees, eligible consultants, exercisable between $0.54 and $1.36 per share (2013 - $2.24 to $2.30) with a term of 5 years and an estimated value of $1,570,665 (2013 – $328,757).

During the period ended December 27, 2014, 1,307,231 (2013 – 2,718,762) options vested. Total expense of $1,127,216 (2013 - $2,004,647) was recorded as stock-based compensation, $1,068,445 (2013 - $1,698,045) was charged to salaries and benefits expense and $58,574 (2013 - $306,602) was charged to consulting and contract labor expense.

During the year ended December 28, 2013, the Company granted a total of 285,000 common stock options to directors, officers, employees, eligible consultants, exercisable between $2.24 to $2.30 per share, with a term of five years and an estimated fair value of $328,757.

A summary of the Company’s stock options are as follows:

		Weighted-Average
	Shares	Exercise Price ($)
Options outstanding, December 31, 2012	6,416,043	1.77
Options exercised during the period	(196,000)	0.98
Options granted during the period	285,000	2.25
Options cancelled during the period	(36,244)	2.09
Options outstanding, December 31, 2013	6,468,799	1.81
Options granted during the period	1,688,000	1.31
Options cancelled/expired during the period	(1,387,505)	1.44
Options outstanding, December 27, 2014	6,769,294	1.79

CRAiLAR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2014
(In US Dollars)

11.	Stock Options (continued)

December 27, 2014
Options Outstanding	Options Exercisable
Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (yr.)	Price	Exercisable	Price
$0.54 - $3.05	6,769,294	2.43	$1.76	6,328,525	$1.79

December 28, 2013
Options Outstanding				Options Exercisable
Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (yr.)	Price	Exercisable	Price
$0.87 - $3.05	6,468,799	2.46	$1.81	6,301,720	$1.81

12.	Business Combination

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

At December 27, 2014 and December 28, 2013 the debt assumed consists of the following:

	2014	2013
Bank line of credit, bearing interest at 3.25%, repayable June 25, 2015	$277,459	$313,088
Bank term loans, bearing interest ranging from 3.1% to 4.55%, repayable between January 2015 and August 2022.	487,725	712,881
Loan payable on demand bearing interest at 4% per annum	80,553	90,897
Loan payable on demand bearing no interest	60,980	68,810
	906,717	1,185,676
Less: current portion	545,902	634,486
	$360,815	$551,190

All of the above debt is denominated in Euros.

CRAiLAR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2014
(In US Dollars)

13.	Commitments
a)	Leases

The Company is committed to lease payments totaling $931,770 for premises under lease. The minimum lease payments over the next five years are as follows:

2015	$267,089
2016	246,689
2017	231,935
2018	240,657
2019	220,395
Total	$1,206,765

b)	Investor Relations Agreement

On April 22, 2014, the Company signed an agreement for a third party firm to perform investor relations activities. The agreement term is one year with ninety days notice of termination by either party. The monthly fee is $7,000 with 100,000 stock options exercisable at $1.15 expiring April 24, 2019. The options were granted under the 2011 Plan and were valued at $81,043 using the Black-Scholes option pricing model with the assumptions disclosed in Note 11.

14.	Segment Information

The Company currently has production facilities in North America and Europe. Operations at the North American facilities are currently suspended until the Company decides to install the necessary additional equipment to improve capacity or moves the equipment elsewhere for production.

For the year ended December 27, 2014
($ thousands)	North America	Europe	Total
Sales to external customers	600	3,596	4,196
Depreciation and amortization	86	529	615
Segment net loss	(12,736)	(1,436)	(14,172)
Total assets	10,403	5,794	16,197

For the year ended December 27, 2013
($ thousands)	North America	Europe	Total
Sales to external customers	543	44	587
Depreciation and amortization	840	15	855
Segment net loss	(15,523)	353	(15,170)
Total assets	19,556	1,934	21,490

During the year ended December 27, 2014, sales to two major customers accounted for 98% of total sales (2013 - one customer accounted for 60% of total sales).

CRAiLAR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2014
(In US Dollars)

15.	Income Taxes

The reported income taxes differ from the amounts obtained by applying statutory rates to the loss before income taxes as follows:

	2014	2013
Loss before income taxes	$14,371,141	$5,169,933
Corporate tax rate	34.02%	30.67%
Expected income tax recovery	(4,888,630)	(4,653,968)
Increase (decrease) resulting from:
Permanent differences and others	459,916	255,649
Change in valuation allowance	2,526,805	5,155,729
Impact of foreign exchange changes	1,702,778	(564,191)
Impact of tax rate changes	-	(223,219)
Future income tax recovery	$(199,131)	$-

The tax effects of temporary differences that give rise to the Company’s future tax asset (liability) are as follows:

	2014	2013
Property and equipment and intangible assets	$2,214,539	$(168,845)
Research and development costs	196,522	999,811
Share issue costs	233,806	165,590
Other finance costs	1,883	1,883
Loss carry forwards	12,025,908	10,999,463
	14,672,688	11,997,902
Valuation allowance	(14,672,688)	(12,197,033)
	$-	$(199,131)

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

The Company’s Canadian and US non-capital losses, which can be applied to reduce future taxable income, expire as follows:

Year of Expiry	US (US$)	Canada (CAD$)
2015	$-	$1,193,214
2026	-	1,299,351
2027	-	1,434,483
2028	-	2,302,312
2029	-	2,924,414
2030	75,478	1,996,014
2031	594,348	3,154,227
2032	3,476,071	2,603,365
2033	9,313,156	4,765,719
3034	3,091,417	772,820
	$16,550,470	$22,445,919

CRAiLAR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 27, 2014
(In US Dollars)

16.	Related Party Transactions

During the year ended December 27, 2014, $1,009,500 (2013 - $1,513,412) was incurred as remuneration to officers and directors of the Company. Of this amount, $1,009,500 (2013 - $1,455,282) is recorded as salaries and benefits expense.

During the year ended December 27, 2014 $755,078 (2013 - $1,382,147) was recorded as stock-based compensation to officers and directors of the Company which is recorded as salaries and benefits expense.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.       CONTROLS AND PROCEDURES Disclosure Controls and Procedures

Lesley Hayes, our Chief Executive Officer, and Theodore Sanders, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective as of December 27, 2014.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act.

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 27, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 27, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our directors and executive officers, their ages, positions held are as follows:

Name	Age	Position with the Company
Lesley Hayes	52	Chief Executive Officer, a Director and Chair of the Board
Jason Finnis	43	President/Chief Innovation Officer and a Director
Theodore Sanders	60	Chief Financial Officer and Treasurer
Guy Prevost	56	Corporate Controller and Compliance Officer
Jay Nalbach	43	Chief Marketing Officer
Robert Edmunds	56	Director
Jeremy Jones	60	Director
Peter C. Moore	71	Director
Klaus Flock	47	Director

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed, and including other directorships held in reporting companies.

Lesley Hayes. Ms. Hayes served as a member of our Board of Directors and as our Vice President of Communications from December 15, 2000 through February 20, 2004. On November 6, 2013, Ms. Hayes was appointed as a member of the Board of Directors and as the non-executive Chairperson of our Board of Directors. On November 10, 2014, Ms. Hayes was appointed Chief Executive Officer of our Company. Ms. Hayes has been the COO of NoDramaMedia Ltd. since 2002, providing financial and mentoring services to a number of private and public companies. Ms. Hayes has founded and grown a number of private and public companies in her career, and as an owner and/or director of these firms has raised over $150 million, managed an IPO as VP Technology, and created shareholder value in a hostile takeover process. From 1999 to 2002, Ms. Hayes was Practice Manager Creative Services for Burntsand Inc. where she managed a team of 20 web interface designers. Over the past 10 years, Ms. Hayes has served as a director and audit committee member of a number of public companies including Vicom Multimedia Inc. from 1993 to 1999, Tyler Resources Inc. from 1997 to 2008 and Northern Abitibi Mining Corp. (TSX-V: NAI) from 1996 to present. Ms. Hayes’ education includes completing the Canadian Securities Course in 2002 and three masters level accounting courses, Financial Accounting, Managerial Accounting and Operations Accounting while obtaining her MBA at the University of Calgary/University of Alberta joint MBA program, which she received in May 2007. She is currently enrolled in the Ph.D. program at Athabasca University studying Entrepreneurial Leadership. Ms. Hayes is deeply involved in global entrepreneurship education, chairing the global Leadership committee for the Entrepreneur’s Organization, leading events in North and South America, Europe and Asia.

Jason Finnis. Mr. Finnis has been a member of the Board of Directors since December 15, 2000, our President since March 31, 2004 and our Chief Innovation Officer since September 7, 2011. He previously served as our Chief Operating Officer from December 7, 2005 until September 7, 2011. Mr. Finnis has been working as an entrepreneur in the natural fiber industry since 1994. In 1998, he co-founded Hemptown Clothing, which, after several name changes reflecting changing business focus, became CRAiLAR Technologies Inc. in 2012. Mr. Finnis now guides the company’s development of innovative applications for sustainable bast fiber, cellulose pulp, and their resulting byproducts. In this capacity, he works closely with CRAiLAR’s research partners, including the NRC, the U.S. Department of Agriculture’s Agricultural Research Service, and customers to identify unique applications for CRAiLAR® Flax among a range of apparel and industrial global brands. Mr. Finnis attended the University of Victoria in the faculty of Fine Arts and possesses broad experience in textile fiber production, processing, apparel manufacturing, marketing and sales.

Theodore Sanders. Mr. Sanders was appointed our Chief Financial Officer on March 1, 2013 and was appointed our Treasurer on November 6, 2013. Mr. Sanders brings 20 years of financial management experience in publicly traded and private businesses from start-ups to multi-billion dollar global companies. Mr. Sanders brings to our executive management team a proven track record of success, most recently as Chief Financial Officer of U.S. Auto Parts Network, Inc. (NASDAQ: PRTS), an internet provider of aftermarket auto parts, from February 2009 to January 2012, where revenues doubled during his three-year tenure to more than $325 million through organic growth and acquisition, and as Chief Financial Officer at PCM Inc. (NASDAQ: PCMI) from May 1997 to June 2007, where he oversaw revenues of $1.2 billion, acquisitions and subsidiary IPOs with a team of 60 during his ten year tenure. Mr. Sanders received a Bachelor of Science, Business Administration from Nichols College (Massachusetts) and is a Certified Public Accountant.

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

Klaus Flock. Mr. Flock joined our Board of Directors on June 23, 2014. Mr. Flock is an 18-year veteran with adidas Group AG, where he has held numerous executive level positions throughout Europe, Asia and North America. Upon returning from Indonesia in 2006, where he was Managing Director of adidas Indonesia, he was appointed Chief Financial Officer of TaylorMade-adidas Golf until late 2011. Since that time, he has held the position of Chief Financial Officer for adidas Group America, based in Portland, Oregon. Mr. Flock is a graduate of the Universität Stuttgart with a Diplom-Kfm in accounting and finance.

Family Relationships

Ms. Hayes and Mr. Edmunds are married to each other. Otherwise, there are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

Except as disclosed in this annual report, during the past ten years none of the following events have occurred with respect to any of our directors or executive officers:

1.

A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before thetime of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

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

Audit Committee

Messrs. Edmunds, Jones and Flock are the members of our audit committee. The Board of Directors has determined that all of the audit committee members qualify as independent audit committee members under the listing standards of the NYSE MKT. The Board of Directors has determined that Mr. Robert Edmunds, C.A., chairman of the audit committee, qualifies as a financial expert.

The audit committee operates under a written charter adopted by the board of directors on February 28, 2008. The audit committee’s primary function is to provide advice with respect to our financial matters and to assist the Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee’s primary duties and responsibilities will be to:

•	serve as an independent and objective party to monitor our financial reporting process and internal control system;

•	review and appraise the audit efforts of our independent accountants;

•	evaluate our quarterly financial performance as well as our compliance with laws and regulations;

•	oversee management’s establishment and enforcement of financial policies and business practices; and

•	provide an open avenue of communication among the independent accountants, management and the Board of Directors.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on the reports received by us and on the representations of the reporting persons, we believe that all such reports were timely filed during the fiscal year ended December 27, 2014, except as follows:

Name	Number of Late Reports	Number of Transactions Not Reported on Timely Basis
Lesley Hayes	3	5
Jason Finnis	2	5
Theodore Sanders	1	1
Guy Prevost	1	1
Jay Nalbach	1	1
Robert Edmunds	2	4
Jeremy Jones	1	1
Peter Moore	1	1
Kenneth Barker (1)	1	1
Hydra Ventures BV	1	1
Marxe Austin W. & Greenhouse David M.	3	5

(1)	Mr. Barker resigned as an officer and director of the Company on November 10, 2014.

ITEM 11.         EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Compensation Committee of our Board of Directors is responsible for the development and supervision of our approach to compensation for directors, officers and senior management as well as bonuses and any increases in compensation to employees or staff that would have a material impact on our expenses. The Compensation Committee reviews and makes recommendations regarding compensation issues, in particular:

•	compensation philosophy and policies;

•	competitive positioning;

•	annually review the performance of the CEO, the COO and the CFO on behalf of the Board;

•	make recommendations to the Board for payment and awards to Senior Officers under the Company’s salary and incentive plans;

•	make recommendations to the Board for annual aggregate incentive compensation payouts to management, including security based compensation arrangements, and profit sharing to employees; and

•	make recommendations to the Board regarding Director compensation.

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

Philosophy and Objectives

The compensation program for our senior management is designed to ensure that the level and form of compensation achieves certain objectives, including:

•	attracting and retaining talented, qualified and effective executives;

•	motivating the short and long-term performance of these executives; and

•	better aligning their interests with those of our shareholders.

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

Compensation of Named Executive Officers

The following table sets forth the compensation paid for Fiscal 2014 and Fiscal 2013 to (i) those persons who served as our Chief Executive Officer during Fiscal 2014, (ii) our Chief Financial Officer and (iii) those other executive officers that earned in excess of $100,000 for the fiscal year ended December 27, 2014 (collectively, the “Named Executive Officers”):

Summary Compensation Table

Name and Principal				Option
Position(s)	Year	Salary	Bonus	Awards (1)	Total
Lesley Hayes,	2014	$-	$-	$47,850	$47,850
Chief Executive Officer(2)	2013	-	-	-	-

Kenneth Barker	2014	262,500	-	320,595	583,095
Former Chief Executive Officer(3)	2013	300,000	-	-	300,000

Theodore Sanders,	2014	225,000	-	382,800	607,800
Chief Financial Officer and Treasurer (4)	2013	187,500	-	229,319	416,819

Jason Finnis,	2014	158,760	-	177,045	335,805
President & Chief Innovation Officer	2013	174,812	-	-	174,812

Guy Prevost,	2014	158,760	-	71,775	230,535
(former CFO) Corporate Controller and Compliance	2013	174,812	-	-	174,812
Officer (5)

Jay Nalbach,	2014	180,000	-	143,550	323,550
Chief Marketing Officer	2013	180,000	-	-	180,000

(1)

Amounts presented in this column represent the fair value as of the grant date of such stock options determined in accordance with Financial Accounting Standards Board Accounting Standards Codification 718 Compensation— Stock Compensation (“FASB ASC 718”). For a discussion of valuation assumptions used in the calculations, see Note 2 to our consolidated financial statements included elsewhere in this report. See also our discussion of stock- based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	Ms. Hayes was appointed as Chief Executive Officer on November 10, 2014.

(3)	Mr. Barker resigned as an officer and director of the Company on November 10, 2014.

(4)	Mr. Sanders was appointed as Chief Financial Officer on March 1, 2013 and as Treasurer on November 6, 2013.

(5)	Mr. Prevost served as our Chief Financial Officer until March 1, 2013 but has served as Corporate Controller and Compliance Officer since March 1, 2013.

Stock Option Grants

We granted options to purchase shares of our common stock to the Named Executive Officers in the fiscal year ended December 27, 2014 as set out in the table below. The options vest over a twelve-month period with 1/12th of the aggregate amount vesting monthly on the last day of each month from the date of grant.

Grants of Plan-Based Awards

		Number of		Grant
		Securities		Date Fair
		Underlying	Exercise	Value of
Name	Grant Date	Options	Price	Option
Lesley Hayes	March 27, 2014	50,000	$1.36	$47,850
Kenneth Barker	March 27, 2014	335,000	$1.36	$320,595
Theodore Sanders	March 27, 2014	400,000	$1.36	$382,800
Jason Finnis	March 27, 2014	185,000	$1.36	$177,045
Guy Prevost	March 27, 2014	75,000	$1.36	$71,775
Jay Nalbach	March 27, 2014	150,000	$1.36	$143,550

Outstanding Equity Awards Held by Named Executive Officers at Fiscal Year End

The following table sets forth information as of December 27, 2014, relating to outstanding equity awards held by each Named Executive Officer:

					Option
					Awards
					Equity
					Incentive
					Plan
					Awards:
	Number of		Number of		Number of
	Securities		Securities		Securities
	Underlying		Underlying		Underlying
	Unexercised		Unexercised		Unexercised	Option	Option
	Options		Options		Unearned	Exercise	Expiration
	Exercisable		Unexercisable		Options	Price	Date
Name	(#)		(#)		(#)	($)	(mm/dd/yyyy)
Lesley Hayes	10,000		-		-	0.87	11/25/2015
	37,502	(1)	12,498	(1)	-	1.36	03/27/2019

Kenneth Barker	250,000		-		-	0.96	08/26/2015
	500,000		-		-	0.87	11/25/2015
	125,000		-		-	1.55	04/08/2016
	325,000		-		-	2.77	08/19/2016
	425,000		-		-	2.23	10/11/2017
	251,252	(1)	83,748	(1)	-	1.36	03/27/2019

Theodore Sanders	200,000		-		-	2.24	03/01/2018
	300,001	(1)	99,999	(1)	-	1.36	03/27/2019

Jason Finnis	119,939		-		-	1.02	08/09/2015
	125,000		-		-	0.87	11/25/2015
	100,000		-		-	1.55	04/08/2016
	125,000		-		-	2.77	08/19/2016
	180,000		-		-	2.23	10/11/2017
	138,752	(1)	46,248	(1)	-	1.36	03/27/2019

Guy Prevost	175,000		-		-	1.55	04/08/2016
	125,000		-		-	2.77	08/19/2016
	175,000		-		-	2.23	10/11/2017
	56,250	(1)	18,750	(1)	-	1.36	03/27/2019

Jay Nalbach	100,000		-		-	2.77	08/19/2016
	150,000		-		-	2.23	10/11/2017
	112,500	(1)	37,500	(1)	-	1.36	03/27/2019

(1)	The options granted on March 27, 2014 vest over a twelve-month period with 1/12th of the aggregate amount vesting monthly commencing one month from the date of grant.

Option Exercises

The following table sets forth information regarding the exercise of stock options by each Named Executive Officer on an aggregated basis during the year ended December 27, 2014:

Number of
	Shares	Value
	Acquired on	Realized on
	Exercise	Exercise
Name	(#)	($)
Lesley Hayes	-	$-
Kenneth Barker	-	-
Theodore Sanders	-	-
Jason Finnis	-	-
Guy Prevost	-	-
Jay Nalbach	-	-

Executive Services Agreements

Senior Executive Employment Agreement with Jason Finnis

On April 2, 2012, we entered into a Senior Executive Employment Agreement with Jason Finnis, with an initial term of five years, commencing on July 1, 2011. Pursuant to the terms of the agreement, Mr. Finnis is to provide services as Chief Innovation Officer of the Company. In consideration therefor, he is to receive a base salary of CAD$150,000 per year. In the event that the Company terminates the agreement without just cause, or in the event of termination upon a change in control, the Company is required to pay Mr. Finnis: (i) 24 months of his then base salary, (ii) the portion of any then declared and/or earned bonus (prorated to the end of the six-month period from the effective date of the termination) and (iii) any outstanding vacation pay and expenses as of the effective date of the termination. In addition, the Company is obligated to (i) maintain the group medical services plan and management employee benefits programs Mr. Finnis is entitled to under the terms of the agreement for a period of one year from the effective date of the termination, and (ii) subject to the Company’s then stock option plan and the rules and policies of any regulatory authority and stock exchange having jurisdiction over the Company, allow for Mr. Finnis to exercise any unexercised and fully vested portion of his stock options on the effective date of the termination at any time during 12 months from the effective date of the termination.

Senior Executive Employment Agreement with Guy Prevost

On April 2, 2012, we entered into a Senior Executive Employment Agreement with Guy Prevost, with an initial term of five years, commencing on July 1, 2011. Pursuant to the terms of the agreement, Mr. Prevost is to provide services as Chief Financial Officer of the Company. In consideration therefor, he is to receive a base salary of CAD$150,000 per year. In the event that the Company terminates the agreement without just cause, or in the event of termination upon a change in control, the Company is required to pay Mr. Prevost: (i) 24 months of his then base salary, (ii) the portion of any then declared and/or earned bonus (prorated to the end of the six-month period from the effective date of the termination) and (iii) any outstanding vacation pay and expenses as of the effective date of the termination. In addition, the Company is obligated to (i) maintain the group medical services plan and management employee benefits programs Mr. Prevost is entitled to under the terms of the agreement for a period of one year from the effective date of the termination, and (ii) subject to the Company’s then stock option plan and the rules and policies of any regulatory authority and stock exchange having jurisdiction over the Company, allow for Mr. Prevost to exercise any unexercised and fully vested portion of his stock options on the effective date of the termination at any time during 12 months from the effective date of the termination.

Mr. Prevost resigned as Chief Financial Officer on March 1, 2013, but he continues to provide services as Corporate Controller and Compliance Officer pursuant to the terms of this agreement.

Senior Executive Employment Agreement with Jay Nalbach

On April 24, 2012, we entered into a Senior Executive Employment Agreement with Jay Nalbach, with an initial term of five years, commencing on August 1, 2011. Pursuant to the terms of the agreement, Mr. Nalbach is to provide services as Chief Marketing Officer of the Company. In consideration therefore, he is to receive a base salary of $150,000 per year. In the event that the Company terminates the agreement without just cause, the Company is required to pay Mr. Nalbach: (i) six months of his then base salary, less any required statutory deductions, if any, if the termination takes place within 24 months of the effective date of the agreement or 12 months of the then base salary, less any required statutory deductions, if any, thereafter, (ii) the portion of any then declared and/or earned bonus (prorated to the end of the six-month period from the effective date of the termination) and (iii) any outstanding vacation pay and expenses as of the effective date of the termination. In addition, the Company is obligated to (i) maintain the group medical services plan and management employee benefits programs Mr. Nalbach is entitled to under the terms of the agreement for a period of six months from the effective date of the termination if the termination takes places within 24 months of the effective date of the agreement or 12 months from the effective date of the termination if the termination take place more than 24 months after the effective date of the agreement, and (ii) subject to the Company’s then stock option plan and the rules and policies of any regulatory authority and stock exchange having jurisdiction over the Company, allow for Mr. Nalbach to exercise any unexercised and fully vested portion of his stock options on the effective date of the termination at any time during 12 months from the effective date of the termination.

Senior Executive Employment Agreement with Theodore Sanders

On April 16, 2014, we entered into a Senior Executive Employment Agreement with Theodore Sanders, effective retroactively to March 1, 2013, with an initial term of five years. Pursuant to the terms of the agreement, Mr. Sanders is to provide services as Chief Financial Officer of the Company. In consideration therefor, he is to receive a base salary of $225,000 per year. In the event that the Company terminates the agreement without just cause, or in the event of termination upon a change in control, the Company is required to pay Mr. Sanders: (i) 24 months of his then base salary, (ii) the portion of any then declared and/or earned bonus (prorated to the end of the six-month period from the effective date of the termination) and (iii) any outstanding vacation pay and expenses as of the effective date of the termination. In addition, the Company is obligated to (i) maintain the group medical services plan and management employee benefits programs Mr. Sanders is entitled to under the terms of the agreement for a period of one year from the effective date of the termination, and (ii) subject to the Company’s then stock option plan and the rules and policies of any regulatory authority and stock exchange having jurisdiction over the Company, allow for Mr. Sanders to exercise any unexercised and fully vested portion of his stock options on the effective date of the termination at any time during 12 months from the effective date of the termination.

Director Compensation

No compensation was paid to our directors in our fiscal year ended December 27, 2014 for their service as directors during such year. Our directors do not have specific compensation arrangements based on attendance at board or committee meetings or serving as a committee chair. From time to time directors may receive bonus payments or options, which are granted on a discretionary basis. The amount of any bonus payments or the number of options granted is based on the experience of the director, time spent on our matters and the compensation paid to other directors of companies in the industry. Our directors who are also Named Executive Officers do not receive any additional compensation for service as directors beyond what is disclosed above in relation to their service as officers.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 9, 2015, with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock indicated below opposite such person’s name, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of April 9, 2015, there were 66,378,003 shares of common stock issued and outstanding.

	Amount and Nature of	Percentage of
Name and Address of Beneficial Owner (1)	Beneficial Ownership(2)	Beneficial Ownership
Directors and Officers:
Jason Finnis	3,008,670(3)	4.4%
Theodore Sanders	471,800(4)	(*)
Guy Prevost	557,500(5)	(*)
Jay Nalbach	401,500(6)	(*)
Robert Edmunds and Lesley Hayes (7)	2,649,807(8)	4.0%
Jeremy Jones	115,000(9)	(*)
Peter Moore	185,000(10)	(*)
Klaus Flock	35,000(11)	(*)
All Officers and Directors as a Group (9 individuals)	7,424,277(12)	10.6%

5% or Greater Beneficial Owners
Dennis Howitt Trust
1221 Pinecrest SE,
Grand Rapids, Michigan, U.S.A., 49506	3,487,275(13)	5.3%

Hydra Ventures B.V.
Hoogoorddreef 9a
1101 BA Amsterdam South East
The Netherlands	6,666,666(14)	9.6%

AWM Investment Company, Inc.
c/o Special Situations Funds
527 Madison Avenue, Suite 2600
New York, New York, U.S.A. 10022	6,410,123(15)	9.6%(15)

Wolverine Asset Management, LLC
175 West Jackson Boulevard, Suite 340
Chicago, Illinois, U.S.A. 60604	5,132,879(16)	7.5%

(*)	Less than 1%.
(1)	The address for each director and officer is Suite 305, 4420 Chatterton Way, Victoria, British Columbia, Canada, V8X 5J2.
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

(3)	This figure consists of (i) 1,598,793 shares of common stock and (ii) options to purchase 1,409,877 shares of common stock.
(4)	This figure consists of: (i) 71,800 shares of common stock and (ii) options to purchase 400,000 shares of common stock.
(5)	This figure consists of: (i) 7,500 shares of common stock; and (ii) options to purchase 550,000 shares of common stock.
(6)	This figure consists of: (i) 1,500 shares of common stock; and (ii) options to purchase 400,000 shares of common stock.
(7)	Robert Edmunds and Lesley Hayes are married.
(8)

This figure consists of: (i) 2,269,807 shares of common stock; (ii) options to purchase 220,000 shares of common stock; (iii) 10% convertible secured debenture of $100,000 convertible into 80,000 shares of common stock before July 26, 2016; and (iv) warrants to purchase 80,000 shares of common stock.

(9)	This figure consists of: (i) 5,000 shares of common stock and (ii) options to purchase 110,000 shares of common stock.
(10)	This figure consists of: (i) 75,000 shares of common stock and (ii) options to purchase 110,000 shares of common stock.
(11)	This figure consists of options to purchase 35,000 shares of common stock.
(12)

This figure consists of: (i) 4,029,400 shares of common stock; (ii) options to purchase 3,234,877 shares of common stock; (iii) 10% convertible secured debenture of $100,000 convertible into 80,000 shares of common stock before July 26, 2016; and (iv) warrants to purchase 80,000 shares of common stock.

(13)	This figure consists of 3,487,275 shares of common stock.
(14)	This figure consists of: (i) 3,333,333 shares of common stock and (ii) warrants to purchase 3,333,333 shares of common stock.
(15)

This figure consists of 6,410,123 shares of common stock held by Special Situations Fund III QP, L.P. (SSFQP), Special Situations Cayman Fund, LP (Cayman) and Special Situations Private Equity Fund, L.P. (PE). SSFQP, Cayman and PE also hold warrants to purchase an aggregate of 6,000,000 shares of common stock, which may be exercised to the extent that the total number of shares of common stock beneficially owned does not exceed 9.99% of the Company’s issued and outstanding shares.

(16)	This figure consists of: (i) 5,132,879 shares of common stock and (ii) warrants to 2,500,000 shares of common stock.

Changes in Control

We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our Company.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Since January 1, 2013, except for the transactions described below and the transactions described in “Executive Compensation” above, there has not been, nor is there any proposed transaction, where we (or any of our subsidiaries) were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any director, executive officer or holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

Effective on October 11, 2013 and December 4, 2013, we issued original Demand Convertible Promissory Notes (collectively, the “Original Edmunds Promissory Notes”) to Mr. Robert Edmunds, one of our directors, pursuant to loans to us in the aggregate principal amount of $523,521 (CAD$545,000) (collectively, the “Edmunds Loan”) bearing interest at a rate of 20% per annum. The Original Edmunds Promissory Notes provided that the Edmunds Loan and the interest thereunder must be repaid by us to Mr. Edmunds on demand. Pursuant to a Loan Extension and Bonus Share Agreement, dated for reference effective on December 18, 2013 (the “Loan Extension”; which together with the Original Edmunds Promissory Notes being, collectively, the “Underlying Edmunds Agreements”), and as a then condition precedent to the completion by us of a private placement with Hydra Ventures BV, which closed on December 20, 2013 (the “Private Placement”) Mr. Edmunds agreed to extend the term for repayment of the Edmunds Loan and the interest under the Original Edmunds Promissory Notes until the earlier of (i) one year from the completion of the Private Placement, and (ii) such time as we complete our next public offering of registered securities by way of a registration statement on Form S-1 of not less than $2.8 million (CAD$3.0 million) in gross proceeds to us (the “New Term of the Edmunds Loan”) and, as additional consideration thereof, subject to TSX-V approval, allot and issue to Mr. Edmunds, as fully paid and non-assessable shares, an aggregate of up to 187,878 shares of our common stock (each a “Bonus Share”), representing a deemed value of 20% of the outstanding balance of the Loan and interest based on an agreed value and deemed issuance price of $0.56 (CAD$0.60) per Bonus Share (the “Bonus Share Issuance”). By letter dated January 20, 2014, the TSX-V approved the final Bonus Share Issuance by us to Mr. Edmunds of 181,666 shares of our common stock at a deemed value of $0.56 (CAD$0.60) per Bonus Share (the “TSX-V Approval”), which shares were issued on January 30, 2014. As a consequence of each of the completion by us of the Private Placement, effective on December 20, 2013, and the receipt of TSX-V Approval to the above-referenced Bonus Share Issuance, the parties agreed to provide for a new Amended And Restated Promissory Note, dated for reference January 21, 2014 (the “Edmunds Amended Promissory Note”), which bears interest at a rate of 20% per annum, and which amended and replaced in their entirety, each of the Underlying Edmunds Agreements. We repaid the Edmunds Loan in full in April 2014.

Our Board of Directors reviews any proposed transactions involving related parties and considerers whether such transactions are fair and reasonable and in our best interests.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Dale Matheson Carr-Hilton LaBonte LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended December 27, 2014 and December 28, 2013. Aggregate fees for professional services rendered to us by our auditor are set forth below:

		Year Ended		Year Ended
		December 27, 2014		December 28, 2013
Audit Fees		$95,000		$120,000
Audit-Related Fees		$81,000		$38,500
Tax Fees		$9,000		$7,000
All Other Fees	$	Nil	$	Nil
Total		$185,000		$165,500

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

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibit	Document
No.
3.1	Notice of Articles (23)
3.2	Articles, as amended (23)
4.1	Convertible Debenture Indenture among CRAiLAR Technologies Inc. and Computershare Trust Company of Canada, dated September 20, 2012 (18)
4.2	Convertible Debenture Indenture among CRAiLAR Technologies Inc. and Computershare Trust Company of Canada, dated February 25, 2013 (16)
4.3	Form of Subscription Agreement for Secured Subordinated Convertible Debentures (February 25, 2013) (16)
4.4	Convertible Debenture Indenture among CRAiLAR Technologies Inc. and Computershare Trust Company of Canada, dated July 26, 2013 (19)
4.5	Form of Subscription Agreement for Secured Convertible Debentures (July 26, 2013) (19)
4.6	Form of Warrant (July 26, 2013) (19)
4.7	Amended and Restated Convertible Debenture Indenture among Crailar Technologies Inc. and Computershare Trust Company of Canada, dated December 23, 2013 (21)
4.8	Form of Subscription Agreement for December 20, 2013 private placement (21)
4.9	Form of Warrant for December 20, 2013 private placement (21)
4.10	Form of Warrant for August 6, 2014 public offering (26)
10.1	Collaboration Agreement dated effective May 7, 2004 between Hemptown Clothing, Inc., and the National Research Council of Canada (1)
10.2	Renewed Collaboration Agreement dated effective December 7, 2007 between CRAiLAR Fiber Technologies Inc., and the National Research Council of Canada (1)
10.3	Amendment to the Renewed Collaboration Agreement dated effective February 19, 2010 between Naturally Advanced Technologies Inc. and the National Research Council of Canada (1)
10.4	Master Agreement for Technology Development between Alberta Research Council and CRAiLAR Fiber Technologies dated January 1, 2007 (2)
10.5	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Meriwether Accelerators LLC dated November 27, 2007 with effective date of August 24, 2007 (3)
10.6	2006 Stock Option Plan (4)
10.7	Letter Agreement dated September 2, 2008 between Naturally Advanced Technologies Inc. and Lipper/Heilshorn & Associates, Inc. (5)
10.8	Renewal of CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Meriwether Accelerators LLC dated October 14, 2008 (6)
10.9	2008 Fixed Share Stock Option Plan (7)
10.10	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Kenneth Barker, dated for reference August 24, 2009 (9)
10.11	Service Agreement between Naturally Advanced Technologies Inc. and OrganicWorks Marketing LLC dated November 25, 2010 (9)
10.12	Equipment Lease and Location Sublease dated August 9, 2010 between Naturally Advanced Technologies Inc. and Eastern Flax of South Carolina, LLC. (10)
10.13	2010 Fixed Share Option Plan (11)
10.14	Lease Agreement, dated June 30, 2011 between 0702311 BC Ltd. and Naturally Advanced Technologies Inc. (13)
10.15	Office Lease Agreement dated August 8, 2011 between Naturally Advanced Technologies Inc. and MDW Properties, LLC. (13)

10.16	Lease Agreement dated July 1, 2011 between Naturally Advanced Technologies Inc. and Jessie Dale McCollough. (13)
10.17	2011 Fixed Share Option Plan, as amended *
10.18	Lease Agreement dated March 14, 2012 between Colony Square Investment Company, LLC and Naturally Advanced Technologies US Inc. (13)
10.19	Supply Agreement among CRAiLAR Technologies Inc. and Kowa Company Ltd., dated January 10, 2013 (14)
10.20	Development Agreement among CRAiLAR Technologies Inc. and Cotswold Industries Inc., dated February 10, 2013 (15)
10.21	Senior Executive Employment Agreement between the Company and Kenneth Barker, dated April 2, 2012 (18)
10.22	Senior Executive Employment Agreement between the Company and Guy Prevost, dated April 2, 2012 (18)
10.23	Senior Executive Employment Agreement between the Company and Jason Finnis, dated April 2, 2012 (18)
10.24	Senior Executive Employment Agreement between the Company and Larisa Harrison, dated April 2, 2012 (18)
10.25	Senior Executive Employment Agreement between the Company and Jay Nalbach, dated April 24, 2012 (18)
10.26	Senior Executive Employment Agreement between the Company and Tom Robinson dated June 18, 2012 (18)
10.27	Marketing and Development Agreement among CRAiLAR Technologies Inc. and Cone Denim LLC., dated March 11, 2013 (17)
10.28	Demand Convertible Promissory Note from CRAiLAR Technologies Inc. to Robert Edmunds, dated October 11, 2013 (20)
10.29	Asset Purchase Agreement between Schrurs NV, CRAiLAR Technologies Inc. and Mr. Serge Schrurs, dated November 6, 2013 (24) (†)
10.30	Loan Agreement between Crailar Technologies Inc. and IKEA Supply AG, dated November 29, 2013 (24) (†)
10.31	General Supply Agreement between Crailar Technologies Inc. and IKEA Supply AG, dated December 9, 2013 (22) (†)
10.32	Asset Purchase Agreement between Schrurs NV, CRAiLAR Technologies Inc. and Mr. Serge Schrurs, dated December 13, 2013 (22) (†)
10.33	Framework Agreement Development Work between IKEA Supply AG, Crailar Technologies Inc. and Schrurs NV, dated December 13, 2013 (22) (†)
10.34	Tripartite Agreement between National Research Council of Canada, CRAiLAR Technologies Inc. and IKEA Supply AG, dated December 18, 2013 (21)
10.35	Amended and Restated Promissory Note from Crailar Technologies Inc. to Jason Finnis, dated January 21, 2014 (21)
10.36	Amended and Restated Promissory Note from Crailar Technologies Inc. to Kenneth Barker, dated January 21, 2014 (21)
10.37	Amended and Restated Promissory Note from Crailar Technologies Inc. to Robert Edmunds, dated January 21, 2014 (21)
10.38	Senior Executive Employment Agreement between Crailar Technologies Inc. and Ted Sanders dated April 16, 2014 (25)
10.39	Consulting Services Agreement between Crailar Technologies Inc. and Kenneth C. Barker, dated November 10, 2014 (27)
14.1	Code of Ethics (8)
21.1	Subsidiaries *
23.1	Auditor Consent Letter *
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act *

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act *
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

(*)	Filed herewith.
(1)	Filed as an exhibit to our Form 8-K as filed with the SEC on March 8, 2010.
(2)	Filed as an exhibit to our Form 8-K as filed with the SEC on June 25, 2007.
(3)	Filed as an exhibit to our Form 8-K as filed with the SEC on December 21, 2007.
(4)	Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2006 as filed with the SEC Commission on March 31, 2007.
(5)	Filed as an exhibit to our Form 8-K as filed with the SEC on September 8, 2008.
(6)	Filed as an exhibit to our Form 8-K as filed with the SEC on October 28, 2008.
(7)	Filed as an exhibit to our Form S-8 as filed with the SEC on October 10, 2008.
(8)	Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2007 as filed with the SEC on April 11, 2008
(9)	Filed as an exhibit to our Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on April 13, 2010.
(10)	Filed as an exhibit to our Form 8-K as filed with the SEC on August 12, 2010.
(11)	Filed as an exhibit to our Form 10-Q for the quarter ended September 30, 2010, as filed with the SEC on November 15, 2011.
(12)	Filed as an exhibit to our Form S-8 as filed with the SEC on February 16, 2012.
(13)	Filed as an exhibit to our Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 11, 2012.
(14)	Filed as an exhibit to our Form 8-K as filed with the SEC on January 16, 2013.
(15)	Filed as an exhibit to our Form 8-K as filed with the SEC on February 14, 2013.
(16)	Filed as an exhibit to our Form 8-K as filed with the SEC on February 26, 2013.
(17)	Filed as an exhibit to our Form 8-K as filed with the SEC on March 14, 2013.
(18)	Filed as an exhibit to our Form 10-K as filed with the SEC on March 18, 2013.
(19)	Filed as an exhibit to our Form 8-K as filed with the SEC on July 31, 2013.
(20)	Filed as an exhibit to our Form 10-Q as filed with the SEC on November 7, 2013.
(21)	Filed as an exhibit to our Form 8-K as filed with the SEC on February 5, 2014.
(22)	Filed as an exhibit to our Form 8-K/A as filed with the SEC on February 21, 2014.
(23)	Filed as an exhibit to our Form 10-K for the fiscal year ended December 28, 2013, as filed with the SEC on March 28, 2014.
(24)	Filed as an exhibit to our Form 8-K/A as field with the SEC on May 6, 2014.
(25)	Filed as an exhibit to our Form 10-Q for the quarter ended March 29, 2014, as filed with the SEC on May 19, 2014.
(26)	Filed as an exhibit to our registration statement on Form S-1 (Amendment No. 1) as filed with the SEC on July 7, 2014.
(27)	Filed as an exhibit to our Form 8-K as field with the SEC on November 17, 2014.
(†)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRAILAR TECHNOLOGIES INC.

Dated: April 13, 2015	By: /s/ Lesley Hayes
Lesley Hayes, Chief Executive Officer, Chair of the Board and a
director
(Principal Executive Officer)

Dated: April 13, 2015	By: /s/ Theodore Sanders
Theodore Sanders, Chief Financial Officer and Treasurer
(Principal Financial Officer)

Dated: April 13, 2015	By: /s/ Guy Prevost
Guy Prevost, Corporate Controller and Compliance Officer
(Controller)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons no behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 13, 2015	By: /s/ Lesley Hayes
Lesley Hayes, Chief Executive Officer, Chair of the Board and a
director

Dated: April 13, 2015	By: /s/ Jason Finnis
Jason Finnis, President, Chief Innovation Officer and a director

Dated: April 13, 2015	By: /s/ Theodore Sanders
Theodore Sanders, Chief Financial Officer and Treasurer

Dated: April 13, 2015	By: /s/ Guy Prevost
Guy Prevost, Corporate Controller and Compliance Officer

Dated: April 13, 2015	By: /s/ Robert Edmunds
Robert Edmunds, Director

Dated: April 13, 2015	By: /s/ Jeremy Jones
Jeremy Jones, Director

Dated: April 13, 2015	By: /s/ Peter C. Moore
Peter C. Moore, Director

Dated: April 13, 2015	By: /s/ Klaus Flock
Klaus Flock, Director