Form 10-Q
period 2015-03-28
CRAILAR TECHNOLOGIES INC
filed 2015-05-18
CIK 1210294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

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
Yes  [ X ]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [ X ]  No  [  ]

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
Yes  [  ]  No  [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 66,378,003 shares of common stock as of May 15, 2015.

CRAILAR TECHNOLOGIES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 28, 2015

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

Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our annual report on Form 10-K for the year ended December 27, 2014, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The following unaudited interim financial statements of Crailar Technologies Inc. (sometimes referred to as “we”, “us” or the “Company”) are included in this quarterly report on Form 10-Q:

CRAiLAR TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(Expressed in thousands US Dollars)
(Unaudited)

		March 28,	December 27,
	Notes	2015	2014

ASSETS
Current assets
Cash and cash equivalents		$862	$1,196
Receivable		1,468	3,107
Inventory	2	618	449
Prepaid expenses and deposits		533	336
		3,481	5,088

Deferred debt issuance costs	5	872	967
Property and equipment, net	3	9,547	10,013
Intangible assets, net	4	123	129

TOTAL ASSETS		$14,023	$16,197

LIABILITIES
Current liabilities
Accounts payable		$1,700	$2,017
Accrued liabilities		1,459	1,224
Unearned revenue		276	264
Current portion of loans payable	5	430	546
Current portion of long term debt		144	161
Derivative liabilities		698	872
		4,707	5,084

Non-current liabilities
Loans payable		333	361
Long term debt	5	16,694	18,024
TOTAL LIABILITIES		21,734	23,469

STOCKHOLDERS’ DEFICIT
Capital stock	6
Authorized: unlimited common shares without par value Issued and outstanding: 66,378,003 common shares (December 27, 2014 – 66,378,003 common shares)		39,665	39,665
Additional paid-in capital		15,603	15,219
Accumulated other comprehensive income		838	1,483
Deficit		(63,817)	(63,639)
		(7,711)	(7,272)
		$14,023	$16,197

Nature and continuance of operations (Note 1)
Commitments (Note 9)

The accompanying notes are an integral part of these consolidated financial statements

CRAiLAR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Expressed in thousands US Dollars except per share amounts)
(Unaudited)

		Period ended
		March 28,	March 29,
	Notes	2015	2014

Revenues		$1,727	$435

Cost of Sales
Materials and direct production costs		1,489	360
Fixed overhead		69	98
Facility commissioning costs		-	251
Depreciation		209	104
		1,767	813

Gross loss		(40)	(378)

Expenses
Marketing and promotion		127	83
Amortization and depreciation		18	24
General and administrative		1,034	1,235
		(1,179)	(1,342)

Loss before other items		(1,219)	(1,720)

Other income (expenses):
Accretion expense	5	(59)	(262)
Interest		(534)	(541)
Research and development		(61)	(53)
Fair value adjustment derivative liabilities		174	-
Exchange gain		1,521	-
		1,041	(856)

Net loss		(178)	(2,576)

Other comprehensive (loss) income
Exchange differences on translating to presentation currency		(645)	580

Comprehensive loss		$(823)	$(1,996)

Loss per share (basic and diluted)		(0.00)	(0.05)
Weighted average number of common shares outstanding		66,378,003	48,188,001

The accompanying notes are an integral part of these consolidated financial statements

CRAiLAR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in thousands US Dollars)

	Period ended
	March 28,	March 29,
	2015	2014
Cash flows used in operating activities
Net loss	$(178)	$(2,576)
Adjustments to reconcile net loss to net cash from operating activities
Amortization and depreciation	227	128
Amortization of debt discount	59	262
Amortization of deferred debt issuance costs	95	106
Fair value adjustment of derivative liability	(174)	-
Rent	(8)	(8)
Stock-based compensation	384	71
Gain on foreign exchange	(1,521)	-
Changes in working capital assets and liabilities
Decrease (increase) in accounts receivable	1,612	(599)
Increase (decrease) in inventory	(208)	32
Increase in prepaid expenses	(222)	(208)
Increase (decrease) in accounts payable	(419)	234
Increase in accrued liabilities	215	344
Increase in deferred revenue	12	-
Increase in loan payable	-	6
Net cash used in operating activities	(126)	(2,208)

Cash flows used in investing activities
Purchase of property and equipment	(257)	(554)
Acquisition of intangible assets	(7)	(20)
Net cash flows used in investing activities	(264)	(574)

Cash flows provided by (used in) financing activities

Payment of loans	(31)	-
Loans payable	-	2,136
Proceeds from private placement, net of issue costs	-	3,079
Deferred issuance costs	-	(11)
Net cash flows provided by (used in) financing activities	(31)	5,204

Effect of exchange rate changes on cash and cash equivalents	87	252

Change in cash and cash equivalents	(334)	2,674

Cash and cash equivalents, beginning	1,196	1,193

Cash and cash equivalents, ending	$862	$3,867

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH FINANCING ACTIVITIES:

Capital stock issued as share issue costs	$-	$132
Cash paid for interest	15	6,261
Cash paid for income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements

CRAiLAR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2015
(In Thousands US Dollars except per share amounts)

1.	Basis of Presentation

These interim unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statement disclosure. The interim consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements for the year ended December 27, 2014, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission. Operating results for the thirteen-week period ended March 28, 2015 are not necessarily indicative of the results that may be expected for the year ending December 26, 2015. These interim unaudited consolidated financial statements should be read in conjunction with the information included in the Company’s Form 10-K filed on April 13, 2015 with the U.S. Securities and Exchange Commission.

Effective fiscal 2013, the Company began to report quarterly results on a 4-4-5 basis, with the quarter ending on the Saturday closest to the last day of each third month. In fiscal 2015, the Company's first quarter ended on March 28, 2015, the second quarter will end on June 27, 2015, the third quarter will end on September 26, 2015 and the fourth quarter will end on December 26, 2015.

In the opinion of management, the accompanying balance sheets and related statements of operations and comprehensive loss and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and payment of liabilities in the normal course of business. The Company has incurred losses since inception of $63,817 and further losses are anticipated in the development of its business. There can be no assurance that the Company will be able to achieve or maintain profitability and future operations are dependent on raising additional funding from debt or equity financings. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

The Company evaluated events occurring between March 28, 2014 and the date financial statements were issued.

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

CRAiLAR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2015
(In Thousands US Dollars except per share amounts)

2.	Inventory

	March 28, 2015	December 27, 2014
CRAiLAR fiber	$197	$97
Decorticated fiber	201	259
Hemp	10	-
Other	210	93
	$618	$449

3.	Property and Equipment

		Accumulated	Net Book Value	Net Book Value
	Cost	Depreciation	March 28, 2015	December 27, 2014
Automobiles	$79	$9	$70	$50
Computer Equipment	98	66	32	35
Computer Software	10	9	1	2
Equipment	692	83	609	612
Equipment held for sale	37	-	37	37
Furniture and fixtures	38	30	8	8
Leasehold Improvements	240	20	220	204
Production Equipment	6,293	857	5,436	5,930
Production Equipment in
construction	3,125	-	3,125	3,125
Website development costs	130	121	9	10
	$10,742	$1,195	$9,547	$10,013

4.	Intangible Assets

		Accumulated	Net book Value	Net Book Value
	Cost	Amortization	March 28, 2015	December 27, 2014
Patents	$173	$100	$73	$75
Trademarks	110	86	24	25
License Fee	59	33	26	29
	$342	$219	$123	$129

During the thirteen-week period ended March 28, 2015, the Company recorded amortization and depreciation expense of $227 (2014 - $128) of which $209 (2014 - $104) was classified as cost of sales.

CRAiLAR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2015
(In Thousands US Dollars except per share amounts)

5.	Long Term Debt

	March 28, 2015	December 27, 2014
Convertible debentures
Balance, beginning	$15,515	$16,675
Accretion expense	59	252
Convertible debentures converted	-	(18)
Effect of foreign exchange	(1,116)	(1,394)

Balance, ending	14,458	15,515

IKEA Loan

Balance, beginning	2,670	-
Loan issued	-	3,000
Effect of foreign exchange	(290)	(330)
Balance, ending	2,380	2,670

Total long-term debt	16,838	18,185
Less: current portion	(144)	(161)
Long-term debt – long term portion	$16,694	$18,024

Deferred issuance costs:

	March 28, 2015	December 27, 2014
Balance, beginning	$967	$1,442
Issuance costs – cash	-	52
Amortization of issuance costs	(95)	(428)
Effect of foreign exchange		(99)
	$872	$967

CRAiLAR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2015
(In Thousands US Dollars except per share amounts)

6.	Capital Stock

During the thirteen-week period ended March 28, 2015, the Company did not issue shares.

Share purchase warrants outstanding as at March 28, 2015 are:

		Weighted-Average Exercise
	Warrants	Price
Warrants outstanding, December 27, 2014 and March 28, 2015	22,932,373	$0.74

The weighted average remaining contractual life of outstanding warrants at March 28, 2015, is 3.63 years.

Stock options outstanding as at March 28, 2015 are:

		Weighted-Average Exercise
	Shares	Price
Options outstanding, December 27, 2014	6,769,294	$1.79
Options cancelled/expired	(170,417)	$2.33
Options outstanding, March 28, 2015	6,597,877	$1.75

Stock options outstanding at March 28, 2015, are summarized as follows:

Weighted
		Weighted Average	Weighted		Average
Range of	Number	Remaining Contractual	Average Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (yr)	Price	Exercisable	Price
$0.54 - $3.05	6,597,877	2.19	$1.75	6,570,793	$1.75

During the thirteen-week period ended March 28, 2015, options to purchase 408,708 (2014 – 62,502) common shares vested under the Company’s amended 2011 Fixed Share Option Plan. A total expense of $384 (2014 - $71) was recorded as stock-based compensation, of which $100 (2014 - $nil) was included in consulting and contract labor expense and $284 (2014 - $71) was included in salaries and benefits expense.

CRAiLAR TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 28, 2015
(In Thousands US Dollars except per share amounts)

7.	Segment Information

The Company currently has production facilities in North America and Europe. Operations at the North American facilities are currently suspended until the Company decides to install the necessary additional equipment to improve capacity or moves the equipment elsewhere for production.

For the thirteen-week period
ended March 28, 2015 ( $
thousands)	North America	Europe	Total
Sales to external customers	$8	$1,719	$1,727
Depreciation and amortization	$16	$211	$227
Segment net income (loss)	$1,627	$(1,805)	$(178)
Total assets	$8,731	$5,292	$14,023

For the thirteen-week period
ended March 27, 2014
($ thousands)	North America	Europe	Total
Sales to external customers	$14	$421	$435
Depreciation and amortization	$25	$103	$128
Segment net loss	$(2,160)	$(416)	$(2,576)
Total assets	$21,985	$3,137	$25,122

Of our sales in the period ended March 28, 2015, two customers represent 95% of the total.

8.	Related Party Transactions

During the thirteen-week period ended March 28, 2015, $174 (2014 - $217) was incurred for remuneration to officers and directors of the Company.

9.	Commitments

The Company is committed to lease payments totaling approximately $1,120 for premises under lease. The minimum lease payments over the next five years are as follows:

2015	192
2016	243
2017	228
2018	237
2019	220
Total	$1,120

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are focused on bringing sustainable bast fiber-based products to market that are environmentally friendly natural fiber alternatives with equivalent or superior performance characteristics to cotton, wood or fossil-fuel based fibers. Our business operations consist primarily of the production of our natural and proprietary CRAiLAR® Flax fibers targeted at the natural yarn and textile industries, as well as the deployment of our CRAiLAR® processing technologies in the cellulose pulp and composites industries. We believe that we offer two key opportunities for development:

•	CRAiLAR® fibers (using flax, hemp or other sustainable bast fiber) for textiles (knit and woven constructions) available in a variety of blends, textures, colors and applications;

•	CRAiLAR® fibers for non-woven constructions.

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

The Company paid 7% of gross proceeds of the offering to the underwriters and granted them an option (the “Over-Allotment Option”), exercisable in whole or in part at any time up to 30 days following the closing of the Offering. The Over-Allotment Option allowed the underwriters to purchase an additional 15% of the Offering solely to cover over-allotments, if any, and for market stabilization purposes. The Over-Allotment Option entitles the underwriters to purchase a maximum of 1,950,000 units at a price of $0.50 per unit or 1,950,000 common shares at a price of $0.499 per share and/or 1,950,000 warrants at a price of $0.001 per warrant. Each warrant entitles the holder to acquire one common share of the Company at an exercise price of $0.535 per common share at any time prior to August 6, 2019. On August 6, 2014 the Over-Allotment Option was partially exercised and the underwriters purchased 1,950,000 warrants at $0.001 per warrant for proceeds of $1,950. On August 15, 2014, the Over –Allotment Option was exercised for the remaining 1,950,000 shares of the Company at a price of $0.499 per share for gross proceeds of $973,050. The Company paid 7% of the gross proceeds of the Over-Allotment Option to the underwriters.

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

Cash and Cash Equivalents

Cash equivalents consist of cash on deposit and term deposits with original maturities of one year or less at the time of issuance. As of March 28, 2015, the Company had $0.9 million in cash and cash equivalents.

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

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are computed using the weighted average number of shares outstanding during the year. Common stock equivalents from stock options and warrants were excluded from the calculation of net loss per share for the periods ended March 28, 2015 and March 29, 2014 as their effect is anti-dilutive.

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

Risk Management

Currency risk. Although the Company conducts its business principally in Canada, the majority of its purchases are made in Euros while the majority of its sales are in USD. Currently, the majority of the Company’s debt is denominated in CAD currency. A 5% fluctuation in currency rates for the Company’s Euro debt of $78,078. The Company does not currently hedge its foreign currency exposure and accordingly is at risk for foreign currency exchange fluctuations.

Credit risk. Credit risk is managed by dealing with customers whose credit standing meets internally approved policies, and by ongoing monitoring of credit risk. The risk in cash accounts is managed through the use of a major financial institution which has high credit quality as determined by the rating agencies. As of March 28, 2015, $984,975 is due from a single customer and therefore 63% of receivables are exposed to concentration of credit risk.

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

RESULTS OF OPERATIONS

Non-GAAP Financial Measures

The table below reconciles net loss to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended
	March 28, 2015	March 27, 2014
Consolidated
Net loss	$(178)	$(2,576)
Interest expense	534	541
Accretion expense	59	-
Depreciation and amortization	227	128
EBITDA	642	(1,907)
Stock-based compensation	384	71
Facility commissioning expense	-	251
Fair value adjustment derivative liabilities	(175)	-
Exchange gain	(1,520)	-
Rent inducement expense	(8)	(8)
Adjusted EBITDA	$(677)	$(1,593)

Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the Exchange Act define and prescribe the conditions for use of certain non-GAAP financial information. We provide “EBITDA,” which is a non-GAAP financial measure that consists of net income before (a) interest expense; (b) accretion expense; and (c) depreciation and amortization. “Adjusted EBITDA” further adjusts EBITDA with respect to stock-based compensation expense, facility commissioning expense, fair value adjustment of derivative liabilities, exchange gain and rent inducement expense.

We believe that this non-GAAP financial measure provides important supplemental information to management and investors. This non-GAAP financial measure reflects an additional way of viewing aspects of our operations that, when viewed with the GAAP results and the accompanying reconciliation to corresponding GAAP financial measures, provides a more complete understanding of factors and trends affecting our business and results of operations.

Our management uses Adjusted EBITDA as a measure of our Company’s operating performance because it assists in comparing our operating performance on a consistent basis by removing the impact of items not directly resulting from core operations. Internally, this non-GAAP measure is also used by management for planning purposes, including the preparation of internal budgets; for allocating resources to enhance financial performance; for evaluating the effectiveness of operational strategies; and for evaluating our capacity to fund capital expenditures and expand our business. We also believe that analysts and investors use Adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of development stage companies. Additionally, we believe that lenders or potential lenders use Adjusted EBITDA to evaluate our ability to repay loans.

This non-GAAP financial measure is used in addition to and in conjunction with results presented in accordance with GAAP and should not be relied upon to the exclusion of GAAP financial measures. Management strongly encourages investors to review our consolidated financial statements in their entirety and to not rely on any single financial measure. Because non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. In addition, we expect to continue to incur expenses similar to the non-GAAP adjustments described above, and exclusion of these items from our non-GAAP measures should not be construed as an inference that these costs are unusual, infrequent or non-recurring.

Thirteen-Week Period Ended March 28, 2015 Compared to Thirteen-Week Period Ended March 27, 2014

	Thirteen Weeks Ended
	March 28, 2015	March 27, 2014
	(amounts in thousands, except per share data)
Revenues	$1,727	$435
Cost of sales
Materials and direct production costs	1,489	360
Facility commissioning costs	-	251
Production facility overhead costs	69	98
Depreciation	209	104
	1,767	813
Gross loss	(40)	(378)
Expenses:
Marketing and promotion	127	83
Amortization and depreciation	18	24
General and administrative	1,034	1,235
	1,179	1,342
Loss before other items	(1,219)	(1,720)
Other income (expense):
Accretion expense	(59)	(262)
Interest	(534)	(541)
Research and development	(61)	(53)
Fair value adjustment derivative liabilities	175	-
Exchange gain	1,520	-
	1,041	(856)
Net loss	(178)	(2,576)
Exchange differences on translating to presentation currency	(645)	580
Total comprehensive loss	(823)	(1,996)
Loss per share (basic and diluted)	$(0.00)	$(0.05)

Revenue and Gross Margins

For the thirteen-week period ended March 28, 2015 (“First Quarter 2015”) and the thirteen-week period ended March 27, 2014 (“First Quarter 2014”) our revenues were derived from sales of CRAiLAR® fiber and other fiber (non-CRAiLAR) produced mainly at our new European production facility. Revenue for the First Quarter 2015 was $1.7 million, an increase of $1.3 million from Q1 2014. The $1.3 million increase in revenues in the First Quarter 2015 compared with 2014 was the result of a 360 percent increase in the production and sale of CRAiLAR fibers.

Our gross loss for the First Quarter 2015 was $40 thousand (2014: $0.4 million). Our variable margin was 14% and was impacted negatively by labor inefficiencies and product re-work caused by equipment downtime. Cost of sales is comprised of $1.5 million (2014: $0.36 million) for flax feedstock, utilities, labor, chemicals and water directly related to sales of CRAiLAR Flax fiber and the non-CRAiLAR legacy fiber dyeing business; $0.1 million (2014: $0.1 million) of facility overhead costs and $0.2 million (2014: $0.1 million) for depreciation of production equipment; and $Nil (2014: $0.2 million) to temporarily outsource the final CRAiLAR process until equipment was installed and training expenses for new employees to add more production shifts.

Operating Expenses

During the First Quarter 2015 we recorded operating expenses of $1.2 million compared to operating expenses of $1.3 million for the First Quarter 2014, a decrease of $0.1 million or approximately 8%. Causes for the reduction are a decrease in general and administrative expenses of $0.2 million.

Marketing and promotion expenses comprised of marketing salaries and sales development costs were $0.1 million for the First Quarter 2015, the same as in the First Quarter 2014.

General and administrative expenses for the First Quarter 2015 decreased to $1.0 million, a reduction of $0.2 million or approximately 18% from $1.2 million for the First Quarter 2014. The decrease was primarily caused by a $0.2 million decrease in professional fees; $0.1 million decrease in salary expense; $0.1 million decrease in facility expense and $0.1 from exchange rates partially offset by a $0.3 million increase in stock-based compensation.

Other Items

Interest expense was $0.5 million for the First Quarter 2015 and 2014. Interest expense is attributable to the convertible debenture interest, European facility loan interest, IKEA loan interest, early pay discount and the amortization of the deferred debt issuance costs of $0.1 million. Accretion expense was $0.1 million from the amortization of bonus shares issued with promissory notes and a reduction of the conversion price for convertible debentures issued July 2013 compared with $0.3 million for the First Quarter 2014. For First Quarter 2015 and 2014, research and development costs were $0.1 million while the fair value adjustment of derivative liabilities was a gain of $0.2 compared to $0 in 2014 as well as a gain in foreign exchange of $1.5 million compared to $0 in 2014.

Net Loss

Our net loss for the First Quarter 2015 was $0.2 million, or $0.00 per share, compared to $2.6 million, or $0.05 per share for the thirteen-week period ended March 27, 2014. The reduction in loss was primarily attributable to the reduction in gross loss of $0.3 million and a reduction of general and administration expenses of $0.2 million, a gain in the fair value of derivative liabilities of $0.2 million and a gain in foreign exchange of $1.5 million.

For the period ended March 28, 2015, the weighted average number of shares outstanding was 66,378,003 compared to 48,188,001 for the period ended March 27, 2014.

LIQUIDITY AND CAPITAL RESOURCES

First Quarter 2015 Compared to Fiscal Year Ended December 27, 2014

	2015	2014
	(in thousands)
Cash and cash equivalents	$862	$1,196
Working capital	$(1,226)	$4
Total assets	$14,023	$16,197
Total liabilities	$21,734	$23,469
Shareholders’ equity (deficit)	$(7,711)	$(7,272)

The Company has historically relied on equity financings, and more recently from the sale of convertible debentures to fund its operations. On August 15, 2014 the Company completed a “Follow On” equity financing with gross proceeds of $1.0 million. On August 6, 2014 the Company completed an equity financing with gross proceeds of $6.5 million. On June 2, 2014 the Company completed an equity financing for settlement of $0.9 million in debts. On March 20, 2014, the Company completed an equity financing with gross proceeds of $3.1 million. On December 20, 2013, the Company completed an equity financing with gross proceeds of $1.9 million (CAD$2.0 million). On December 19, 2013, but having an effective date of November 29, 2013, we entered into a loan agreement to borrow up to $2.9 million (€2.2 million, approximately CAD$3.2 million). The Company has drawn on the loan $2.9 million (€2.2 million), which was used for capital expenditures for the European processing facility and general working capital. In February 2013, the Company completed a convertible debt financing for gross proceeds of $4.9 million (CAD$5.0 million). In July 2013, the Company completed an additional convertible debt financing for gross proceeds of $3.4 million (CAD$3.5 million). In September 2012, the Company completed a convertible debt financing for gross proceeds of $10.1 million (CAD$10.0 million). The Company expects to fund future operations and expansion from the proceeds of this offering, through bank debt, government loan programs, customer financing, lease programs, additional equity and debt financings, as well as cash generated from operations.

Net Cash Used in Operating Activities

Net cash flows used in operating activities for the First Quarter of 2015 were $0.1 million compared with $2.2 million for the First Quarter of 2014. Cash flows used in operations for the First Quarter of 2015 consisted primarily of a net loss of $0.2 million offset by the following items: amortization and depreciation of $0.2 million (2014: $0.1 million), primarily related to production equipment in Europe; amortization of debt discount of $0.1 million (2014: $0.3) related to the beneficial conversion feature of the promissory notes and amortization of the bonus shares issued pursuant to the promissory note; amortization of deferred debt issuance costs of $0.1 million (2014: $0.1 million); fair value adjustment of derivative liability gain of $0.2 million (2014: $Nil), the gain in 2015 related to the decrease in the value of the warrant liability; rent of ($0.0 million) (2014: $0.0 million) related to the lease deferral at the South Carolina decortication facility; stock-based compensation of $0.4 million (2014: $0.1 million) was greater as more options vested in 2015 than in 2014; a gain on foreign exchange of $1.5 million (2014: $Nil); decrease in accounts receivable of $1.6 million due to timing of shipments of Crailar sales in Europe, (2014: increase of $0.6 million); a decrease in inventory of $0.2 million (2014: $0.0 million); an increase in prepaid expenses of $0.2 million (2014: $0.2 million) mostly due to the timing of insurance, financing and listing costs; a decrease in accounts payable of $0.4 million (2014: an increase of $0.2 million); an increase in accrued liabilities of $0.2 million (2014: $0.3 million) mostly related to debenture interest.

Net Cash Used in Investing Activities

Net cash flows used in investing activities for the First Quarter of 2015 were $0.3 million, compared to $0.6 million for the First Quarter of 2014. Cash flows used in investing activities consisted primarily of the acquisition of equipment for the European production facility of $0.3 million (2014: $ 0.6 million)

Net Cash Provided by Financing Activities

Cash flows used by financing activities for the First Quarter of 2015 totaled $0.0 million compared to $5.2 million gained for the First Quarter of 2014.

Effect of Exchange Rate

The effect of exchange rates on cash resulted in an unrealized gain of $87,000 for the First Quarter of 2015, as compared with an unrealized gain of $252,000 for the First Quarter of 2014.

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

We are committed to annual debt and debenture interest payments over the next five years as follows (in thousands):

2015	$1,246
2016	1,502
2017	976
2018	13
2019	12
Total	$3,749

Annual Leases

We are committed to current annual lease payments totaling $1.1 million for all of our premises under lease. Approximate minimum lease payments over the next five years are as follows (in thousands):

2015	$192
2016	243
2017	228
2018	237
2019	220
Total	$1,120

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

Disclosure Controls and Procedures

Lesley Hayes, our Chief Executive Officer, and Theodore Sanders, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective as of March 28, 2015.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During our fiscal quarter ended March 28, 2015, we did not sell any equity securities that were not registered under the U.S. Securities Act of 1933, as amended.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Exhibit	Document
No.
3.1	Notice of Articles (23)
3.2	Articles, as amended (23)
4.1	Convertible Debenture Indenture among CRAiLAR Technologies Inc. and Computershare Trust Company of Canada, dated September 20, 2012 (18)
4.2	Convertible Debenture Indenture among CRAiLAR Technologies Inc. and Computershare Trust Company of Canada, dated February 25, 2013 (16)
4.3	Form of Subscription Agreement for Secured Subordinated Convertible Debentures (February 25, 2013) (16)
4.4	Convertible Debenture Indenture among CRAiLAR Technologies Inc. and Computershare Trust Company of Canada, dated July 26, 2013 (19)
4.5	Form of Subscription Agreement for Secured Convertible Debentures (July 26, 2013) (19)
4.6	Form of Warrant (July 26, 2013) (19)
4.7	Amended and Restated Convertible Debenture Indenture among Crailar Technologies Inc. and Computershare Trust Company of Canada, dated December 23, 2013 (21)
4.8	Form of Subscription Agreement for December 20, 2013 private placement (21)
4.9	Form of Warrant for December 20, 2013 private placement (21)
4.10	Form of Warrant for August 6, 2014 offering (26)
10.1	Collaboration Agreement dated effective May 7, 2004 between Hemptown Clothing, Inc., and the National Research Council of Canada (1)
10.2	Renewed Collaboration Agreement dated effective December 7, 2007 between CRAiLAR Fiber Technologies Inc., and the National Research Council of Canada (1)
10.3	Amendment to the Renewed Collaboration Agreement dated effective February 19, 2010 between Naturally Advanced Technologies Inc. and the National Research Council of Canada (1)
10.4	Master Agreement for Technology Development between Alberta Research Council and CRAiLAR Fiber Technologies dated January 1, 2007 (2)
10.5	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Meriwether Accelerators LLC dated November 27, 2007 with effective date of August 24, 2007 (3)
10.6	2006 Stock Option Plan (4)
10.7	Letter Agreement dated September 2, 2008 between Naturally Advanced Technologies Inc. and Lipper/Heilshorn & Associates, Inc. (5)
10.8	Renewal of CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Meriwether Accelerators LLC dated October 14, 2008 (6)
10.9	2008 Fixed Share Stock Option Plan (7)
10.10	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Kenneth Barker, dated for reference August 24, 2009 (9)
10.11	Service Agreement between Naturally Advanced Technologies Inc. and OrganicWorks Marketing LLC dated November 25, 2010 (9)

10.12	Equipment Lease and Location Sublease dated August 9, 2010 between Naturally Advanced Technologies Inc. and Eastern Flax of South Carolina, LLC (10)
10.13	2010 Fixed Share Option Plan (11)
10.14	Lease Agreement, dated June 30, 2011 between 0702311 BC Ltd. and Naturally Advanced Technologies Inc. (13)
10.15	Office Lease Agreement dated August 8, 2011 between Naturally Advanced Technologies Inc. and MDW Properties, LLC (13)
10.16	Lease Agreement dated July 1, 2011 between Naturally Advanced Technologies Inc. and Jessie Dale McCollough (13)
10.17	2011 Fixed Share Option Plan, as amended (28)
10.18	Lease Agreement dated March 14, 2012 between Colony Square Investment Company, LLC and Naturally Advanced Technologies US Inc. (13)
10.19	Supply Agreement among CRAiLAR Technologies Inc. and Kowa Company Ltd., dated January 10, 2013 (14)
10.20	Development Agreement among CRAiLAR Technologies Inc. and Cotswold Industries Inc., dated February 10, 2013 (15)
10.21	Senior Executive Employment Agreement between the Company and Kenneth Barker, dated April 2, 2012 (18)
10.22	Senior Executive Employment Agreement between the Company and Guy Prevost, dated April 2, 2012 (18)
10.23	Senior Executive Employment Agreement between the Company and Jason Finnis, dated April 2, 2012 (18)
10.24	Senior Executive Employment Agreement between the Company and Larisa Harrison, dated April 2, 2012 (18)
10.25	Senior Executive Employment Agreement between the Company and Jay Nalbach, dated April 24, 2012 (18)
10.26	Senior Executive Employment Agreement between the Company and Tom Robinson dated June 18, 2012 (18)
10.27	Marketing and Development Agreement among CRAiLAR Technologies Inc. and Cone Denim LLC., dated March 11, 2013 (17)
10.28	Demand Convertible Promissory Note from CRAiLAR Technologies Inc. to Robert Edmunds, dated October 11, 2013 (20)
10.29	Asset Purchase Agreement between Schrurs NV, CRAiLAR Technologies Inc. and Mr. Serge Schrurs, dated November 6, 2013 (24) (†)
10.30	Loan Agreement between Crailar Technologies Inc. and IKEA Supply AG, dated November 29, 2013 (24) (†)
10.31	General Supply Agreement between Crailar Technologies Inc. and IKEA Supply AG, dated December 9, 2013 (22) (†)
10.32	Asset Purchase Agreement between Schrurs NV, CRAiLAR Technologies Inc. and Mr. Serge Schrurs, dated December 13, 2013 (22) (†)
10.33	Framework Agreement Development Work between IKEA Supply AG, Crailar Technologies Inc. and Schrurs NV, dated December 13, 2013 (22) (†)
10.34	Tripartite Agreement between National Research Council of Canada, CRAiLAR Technologies Inc. and IKEA Supply AG, dated December 18, 2013 (21)
10.35	Amended and Restated Promissory Note from Crailar Technologies Inc. to Jason Finnis, dated January 21, 2014 (21)
10.36	Amended and Restated Promissory Note from Crailar Technologies Inc. to Kenneth Barker, dated January 21, 2014 (21)
10.37	Amended and Restated Promissory Note from Crailar Technologies Inc. to Robert Edmunds, dated January 21, 2014 (21)
10.38	Senior Executive Employment Agreement between Crailar Technologies Inc. and Ted Sanders, dated April 16, 2014 (25)
10.39	Consulting Services Agreement between Crailar Technologies Inc. and Kenneth C. Barker, dated November 10, 2014 (27)
14.1	Code of Ethics (8)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act *
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith.
(1)	Filed as an exhibit to our Form 8-K as filed with the SEC on March 8, 2010.
(2)	Filed as an exhibit to our Form 8-K as filed with the SEC on June 25, 2007.
(3)	Filed as an exhibit to our Form 8-K as filed with the SEC on December 21, 2007.
(4)	Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2006 as filed with the SEC on March 31, 2007.
(5)	Filed as an exhibit to our Form 8-K as filed with the SEC on September 8, 2008.
(6)	Filed as an exhibit to our Form 8-K as filed with the SEC on October 28, 2008.
(7)	Filed as an exhibit to our Form S-8 as filed with the SEC on October 10, 2008.
(8)	Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2007 as filed with the SEC on April 11, 2008
(9)	Filed as an exhibit to our Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on April 13, 2010.
(10)	Filed as an exhibit to our Form 8-K as filed with the SEC on August 12, 2010.
(11)	Filed as an exhibit to our Form 10-Q for the quarter ended September 30, 2010, as filed with the SEC on November 15, 2011.
(12)	Filed as an exhibit to our Form S-8 as filed with the SEC on February 16, 2012.
(13)	Filed as an exhibit to our Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 11, 2012.
(14)	Filed as an exhibit to our Form 8-K as filed with the SEC on January 16, 2013.
(15)	Filed as an exhibit to our Form 8-K as filed with the SEC on February 14, 2013.
(16)	Filed as an exhibit to our Form 8-K as filed with the SEC on February 26, 2013.
(17)	Filed as an exhibit to our Form 8-K as filed with the SEC on March 14, 2013.
(18)	Filed as an exhibit to our Form 10-K as filed with the SEC on March 18, 2013.
(19)	Filed as an exhibit to our Form 8-K as filed with the SEC on July 31, 2013.
(20)	Filed as an exhibit to our Form 10-Q as filed with the SEC on November 7, 2013.
(21)	Filed as an exhibit to our Form 8-K as filed with the SEC on February 5, 2014.
(22)	Filed as an exhibit to our Form 8-K/A as filed with the SEC on February 21, 2014.
(23)	Filed as an exhibit to our Form 10-K for the fiscal year ended December 28, 2013, as filed with the SEC on March 28, 2014.
(24)	Filed as an exhibit to our Form 8-K/A as filed with the SEC on May 6, 2014.
(25)	Filed as an exhibit to our Form 10-Q for the quarter ended March 29, 2014, as filed with the SEC on May 19, 2014.
(26)	Filed as an exhibit to our Registration Statement on Form S-1 (Amendment No. 2), as filed with the SEC on July 31, 2014.
(27)	Field as an exhibit to our Form 8-K filed with the SEC on November 17, 2014.
(28)	Filed as an exhibit to our Form 10-K for fiscal year ended December 31, 2014 , as filed with the SEC on April 13, 2015.
(†)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRAILAR TECHNOLOGIES INC.

By:	/s/ Lesley Hayes
Lesley Hayes
Chief Executive Officer and a director
Date: May 18, 2015

By:	/s/ Theodore Sanders
Theodore Sanders
Chief Financial Officer
Date: May 18, 2015