Form 10-Q
period 2015-06-27
CRAILAR TECHNOLOGIES INC
filed 2015-08-17
CIK 1210294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015

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
Yes  [  ]  No  [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 66,378,003 shares of common stock as of August 12, 2015.

CRAILAR TECHNOLOGIES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
June 27, 2015

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Crailar Technologies Inc. (sometimes referred to as “we”, “us” or the “Company”) are included in this quarterly report on Form 10-Q:

CRAiLAR Technologies Inc.
Consolidated Balance Sheets
(In thousands of US Dollars)

	June 27, 2015	December 27, 2014
	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$98	$1,196
Accounts receivable	1,199	3,107
Inventory (Note 2)	421	449
Prepaid expenses and deposits	423	336
	2,141	5,088

Deferred Debt Issuance Costs (Note 5)	774	967
Property and Equipment, net (Note 3)	9,499	10,013
Intangible Assets, net (Net 4)	120	129
	$12,534	$16,197

LIABILITIES
Current
Accounts payable	$1,793	$2,017
Accrued liabilities	1,195	1,224
Unearned revenue	264	264
Current Portion of loans payable	479	546
Current portion of long term debt (Note 5)	148	161
Derivative liabilities	492	872
	4,371	5,084

Loans Payable	272	361
Long Term Debt (Note 5)	16,996	18,024
	21,639	23,469

STOCKHOLDERS' DEFICIT
Capital Stock
Authorized: unlimited common shares without par value Issued and outstanding: 66,378,003 common shares (December 27, 2014 – 66,378,003 common shares)	39,665	39,665
Additional Paid-in Capital	15,615	15,219
Other Comprehensive Income	1,804	1,483
Deficit	(66,189)	(63,639)
	(9,105)	(7,272)
	$12,534	$16,197

The accompanying notes are an integral part of these consolidated financial statements.

CRAiLAR Technologies Inc.
Consolidated Statements of Operations
(In thousands of US Dollars)
(Unaudited)

	Thirteen week	Thirteen week	Twenty-six week	Twenty-six week
	period ended	period ended	period ended	period ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28,2014

Revenues	$1,804	$743	$3,531	$1,178

Cost of sales
Materials and direct product costs	1,617	685	3,106	1,045
Production facility overhead costs	68	77	137	175
Facility commissioning costs	-	251	-	503
Depreciation	206	132	415	235
	1,891	1,145	3,658	1,958

Gross loss	(87)	(402)	(127)	(780)

Expenses
Marketing and promotion	57	93	184	176
Amortization and depreciation	19	26	37	50
General and administrative	830	1,179	1,864	2,414
	906	1,298	2,085	2,640

Loss before other items	(993)	(1,700)	(2,212)	(3,420)

Other income (expense):
Accretion expense	(61)	(175)	(120)	(437)
Research and development	(72)	(64)	(133)	(117)
Interest	(439)	(524)	(973)	(1,064)
Gain on debt settlement	-	234	-	234
Fair value adjustment derivative liabilities	206	264	380	264
Exchange gain (loss)	(1,013)	-	508	-
	(1,379)	(265)	(338)	(1,120)

Net Loss	(2,372)	(1,965)	(2,550)	(4,540)

Other comprehensive income (loss)
Exchange differences on translating to presentation currency	966	(481)	321	99
Comprehensive loss	$(1,406)	$(2,446)	$(2,229)	$(4,441)

Loss per share (basic and diluted)	$(0.04)	$(0.04)	$(0.04)	$(0.09)

Weighted average number of common shares outstanding	$66,378,003	$50,892,464	$66,378,003	$49,540,232

The accompanying notes are an integral part of these consolidated financial statements.

CRAiLAR Technologies Inc.
Consolidated Statements of Cash Flows
(In thousands of US Dollars)
(Unaudited)

	Twenty-six week	Twenty-six week
	period ended	period ended
	June 27, 2015	June 28, 2014

Cash flows used in operating activities
Net loss for the period	$(2,550)	$(4,540)
Adjustments to reconcile net loss to net cash from operating activities
Accretion expense	120	437
Amortization and depreciation	452	285
Amortization of deferred debt issuance costs	191	171
Fair value adjustment of derivative	(380)	(264)
Rent inducement	(16)	16
Stock based compensation	396	448
Gain on settlement of debt	-	(234)
Gain on foreign exchange	(508)	-

Changes in working capital assets and liabilities
Increase (decrease) in accounts receivable	1,874	(929)
Decrease (increase) in inventory	5	19
Increase in prepaid expenses	(106)	(465)
Increase (decrease) in accounts payable	(307)	333
Increase (decrease) in accrued liabilities	(36)	(217)
Net cash used in operating activities	(865)	(4,940)

Cash flows used in investing activities
Purchase of property and equipment	(316)	(1,091)
Acquisition of intangible assets	(15)	(23)
Net cash flows used in investing activities	(331)	(1,114)

Cash flows used in financing activities
Issuance of capital stock and warrants	-	3,148
Payment of loans	(108)	(661)
Loans payable	-	(125)
Proceeds from long term debt	-	2,984
Net cash flows from (used in) financing activities	(108)	5,346

Effect of exchange rate changes on cash and cash equivalents	206	3

Decrease in cash and cash equivalents	(1,098)	(705)

Cash and cash equivalents, beginning	1,196	1,193

Cash and cash equivalents, ending	$98	$489

SUPPLEMENTAL CASH FLOW INFORMATION AND
NON-CASH FINANCING AND INVESTING ACTIVITIES:
Cash paid for interest	$806	$983
Capital stock issued for share issue costs	$-	$221

The accompanying notes are an integral part of these consolidated financial statements.

CRAiLAR Technologies Inc.
Notes to Consolidated Financial Statements
June 27, 2015
(In US Dollars)
(Unaudited)

1.	Basis of Presentation

These interim unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial reporting and the rules and regulations of the Securities and Exchange Commission. They do not include all information and footnotes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statement disclosure. The interim consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements for the year ended December 27, 2014, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission. Operating results for the twenty-six week period ended June 27, 2015 are not necessarily indicative of the results that may be expected for the year ending December 26, 2015. These interim unaudited consolidated financial statements should be read in conjunction with the information included in the Company’s Form 10-K filed on April 13, 2015 with the U.S. Securities and Exchange Commission.

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

The Company’s consolidated financial statements are prepared using U.S. GAAP applicable to a going concern, which contemplates the realization of assets and payment of liabilities in the normal course of business. The Company has a working capital deficiency of $2,230,226 at June 27, 2015 and incurred losses since inception of $66,189,168 and further losses are anticipated in the development of its business. There can be no assurance that the Company will be able to achieve or maintain profitability and future operations are dependent on raising additional funding from debt or equity financings. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

The Company evaluated events occurring between June 27, 2015 and the date financial statements were issued.

2.	Inventory

	June 27, 2015	December 27, 2014
CRAiLAR fiber	$177,546	$97,309
Decorticated fiber	44,164	258,679
Hemp	10,484	-
Other	188,823	92,581
	$421,017	$448,569

3.	Property and Equipment

	Cost	Accumulated	Net Book Value	Net Book Value
		Depreciation	June 27, 2015	December 27, 2014
Automobiles	$79,980	$9,938	$70,042	$49,869
Computer Equipment	98,660	68,065	30,595	34,956
Computer Software	10,095	9,292	803	1,749
Equipment	676,521	74,654	601,867	612.079
Equipment held for sale	25,000	-	25,000	37,160
Furniture and fixtures	37,678	30,106	7,572	8,416
Leasehold Improvements	250,885	31,768	219,117	203,705
Production Equipment	6,488,287	1,074,502	5,413,785	5,929,684
Production Equipment in construction	3,124,937	-	3,124,937	3,124,937
Website development costs	129,561	124,131	5,430	10,857
	$10,921,603	$1,422,456	$9,499,148	$10,013,413

During the twenty-six week period ended June 27, 2015, the Company recorded depreciation expense $436,163 (2014 - $267,681) of which $415,932 (2014 - $235,359) was classified as cost of sales

CRAiLAR Technologies Inc.
Notes to Consolidated Financial Statements
June 27, 2015
(In US Dollars)
(Unaudited)

4.	Intangible Assets

		Accumulated	Netbook Value	Net Book Value
	Cost	Amortization	June 27, 2015	December 27, 2014
Patents	$182,270	$109,294	$72,976	$75,345
Trademarks	110,979	87,805	23,174	24,592
License Fee	59,504	35,925	23,579	28,729
	$352,753	$233,024	$119,729	$128,666

During the twenty-six week period ended June 27, 2015, the Company recorded amortization expense of $16,723 (2014 - $18,104).

5.	Long Term Debt

	June 27, 2015	December 27, 2014
Convertible debentures
Balance, beginning	$15,514,592	$16,674,686
Accretion expense	120,038	251,528
Convertible debentures converted	-	17,786
Effect of foreign exchange	(912,702)	(1,292,836)
Balance, ending	14,721,928	15,514,592

IKEA Loan
Balance, beginning	2,670,398	-
Loan issued	-	2,999,983
Payments	(27,643)	-
Effect of foreign exchange	(221,365)	(329,585)
Balance, ending	2,421,390	2,670,398

Total long-term debt	17,143,318	18,184,990
Less: current portion	(147,642)	(161,025)
Long-term debt – long term portion	$16,995,676	$18,023,965

Deferred debt issuance costs:

	June 27, 2015	December 27, 2014
Balance, beginning	$967,294	$1,442,023
Issuance costs – cash	-	52,114
Amortization of issuance costs	(191,278)	(428,073)
Effect of foreign exchange	(1,697)	(98,770)
	$774,319	$967,294

CRAiLAR Technologies Inc.
Notes to Consolidated Financial Statements
June 27, 2015
(In US Dollars)
(Unaudited)

6.	Capital Stock

During the twenty-six week period ended June 27, 2015, the Company did not issue shares.

Share purchase warrants outstanding as at June 27, 2015 are:

	Warrants	Weighted-Average Exercise Price
Warrants outstanding, December 27, 2014	22,932,373	$0.74
Warrants issued	-	$0.00
Warrants expired	-	$0.00
Warrants outstanding, June 27, 2015	22,932,373	$0.74

The weighted average remaining contractual life of outstanding warrants at June 27, 2015, is 3.38 years.

Stock options outstanding as at June 27, 2015 are:

	Options	Weighted-Average Exercise Price
Options outstanding, December 27, 2014	6,769,294	$1.79
Options granted	-	$0.00
Options cancelled/expired	(206,418)	$2.10
Options outstanding, June 27, 2015	6,562,876	$1.78
Options exercisable, June 27, 2015	6,552,876	$1.75

Stock options outstanding at June 27, 2015, are summarized as follows:

Weighted
		Weighted Average			Average
Range of Exercise	Number	Remaining Contractual	Weighted Average	Number	Exercise
Prices	Outstanding	Life (yr)	Exercise Price	Exercisable	Price
$0.54 - $3.05	6,552,876	1.94	$1.78	6,552,876	$1.75

During the twenty-six week period ended June 27, 2015, options to purchase 418,600 (2014 – 467,393) common shares vested under the Company’s amended 2011 Fixed Share Option Plan. A total expense of $396,122 (2014 - $448,407) was recorded as stock-based compensation, of which $107,181 (2014 - $13,468) was included in consulting and contract labour expense and $288,941 (2014 - $434,939) was included in salaries and benefits expense.

CRAiLAR Technologies Inc.
Notes to Consolidated Financial Statements
June 27, 2015
(In US Dollars)
(Unaudited)

7.	Segment Information

The Company currently has production facilities in North America and Europe. Operations at the North American facilities are currently suspended until the Company decides to install the necessary additional equipment to improve capacity or moves the equipment elsewhere for production.

For the twenty-six week period ended June 27, 2015 ( $ thousands)	North America	Europe	Total
Sales to external customers	$13	$3,518	$3,531
Depreciation and amortization	$32	$420	$452
Segment net income (loss)	($2,289)	($261)	($2,550)
Total assets	$7,384	$5,150	$12,534

For the twenty-six week period ended June 28, 2014 ( $ thousands)	North America	Europe	Total
Sales to external customers	$27	$1,151	$1,178
Depreciation and amortization	$49	$237	$286
Segment net income (loss)	($3,695)	($845)	($4,540)
Total assets	$18,869	$3,949	$22,818

Of the Company's sales in the period ended June 27, 2015, two customers represent 97% of the total.

8.	Related Party Transactions

During the twenty-six week period ended June 27, 2015, $348,597 (2014 - $534,228) was incurred for remuneration and $233,506 (2014 - $377,264) was incurred for stock-based compensation to officers and directors of the Company.

9.	Commitments

The Company is committed to lease payments totaling approximately $1,051,864 for premises under lease. The minimum lease payments over the next five years are as follows:

2015	$129,943
2016	239,486
2017	225,600
2018	236,440
2019	220,395
Total	$1,051,864

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

Acquisition of Production Facility

We commenced production of the first stage of the CRAiLAR® flax fiber process in the first quarter of Fiscal 2013 out of our decortication facility in Pamplico, South Carolina. Following the decortication process, the fibers were converted into CRAiLAR® Flax fiber at a third party wet processing facility with initial fiber sales beginning in the second quarter of Fiscal 2013. We suspended operations at the South Carolina facility in third quarter of 2013 until improvements have been built and installed to the front end of the production line. In December 2013, we acquired a European fiber dyeing facility with equipment similar to that used to produce CRAiLAR® Flax fiber. The transaction was initiated pursuant to an Asset Purchase Agreement dated November 6, 2013, which was amended and restated on December 13, 2013. The new facility allowed us to accelerate our timeline for establishing a company-controlled CRAiLAR® wet processing capability. Production of CRAiLAR® fibers at this facility commenced in January 2014.

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

Cash and Cash Equivalents

Cash equivalents consist of cash on deposit and term deposits with original maturities of one year or less at the time of issuance. As of June 27, 2015, the Company had $0.1 million in cash and cash equivalents.

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

Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are computed using the weighted average number of shares outstanding during the year. Common stock equivalents from stock options and warrants were excluded from the calculation of net loss per share for the periods ended June 27, 2015 and June 28, 2014 as their effect is anti-dilutive.

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

Risk Management

Currency risk. Although the Company conducts its business principally in Canada, the majority of its purchases are made in Euros while the majority of its sales are in USD. Currently, the majority of the Company’s debt is denominated in CAD currency. A 5% fluctuation in currency rates for the Company’s Euro debt of $158,000. The Company does not currently hedge its foreign currency exposure and accordingly is at risk for foreign currency exchange fluctuations.

Credit risk. Credit risk is managed by dealing with customers whose credit standing meets internally approved policies, and by ongoing monitoring of credit risk. The risk in cash accounts is managed through the use of a major financial institution which has high credit quality as determined by the rating agencies. As of June 27, 2015, $392,000 is due from a single customer and therefore 33% of receivables are exposed to concentration of credit risk.

Interest rate risk. Approximately $255,000 of the Company’s debt bears interest at fluctuating rates. Consequentially the Company is exposed to interest rate fluctuations. The Company does not currently hedge its exposure to interest rate risk.

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

RESULTS OF OPERATIONS

Non-GAAP Financial Measures

The table below reconciles net loss to Adjusted EBITDA for the periods presented (in thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Consolidated
Net loss	$(2,372)	$(1,965)	$(2,550)	$(4,541)
Interest expense	439	524	973	1,064
Accretion expense	61	175	120	437
Depreciation and amortization	225	158	452	286
EBITDA	(1,647)	(1,108)	(1,005)	(2,754)
Stock-based compensation	12	378	396	448
Facility commissioning expense	-	251	-	503
Fair value adjustment derivative liabilities	(206)	(264)	(380)	(264)
Gain on settlement of debt	-	(234)	-	(234)
Exchange (gain) loss	1,013	-	(508)	-
Rent inducement expense	(8)	-	(16)	-

Adjusted EBITDA	$(836)	$(977)	$(1,513)	$(2,301)

Regulation G, “Conditions for Use of Non-GAAP Financial Measures,” and other provisions of the Exchange Act define and prescribe the conditions for use of certain non-GAAP financial information. We provide “EBITDA,” which is a non-GAAP financial measure that consists of net income before (a) interest expense; (b) accretion expense; and (c) depreciation and amortization. “Adjusted EBITDA” further adjusts EBITDA with respect to stock-based compensation, facility commissioning expense, fair value adjustment derivative liabilities, gain on settlement of debt, exchange (gain) loss, and rent inducement expense.

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

Thirteen-Week Period Ended June 27, 2015 Compared to Thirteen-Week Period Ended June 28, 2014

	Thirteen Weeks Ended
	June 27, 2015	June 28, 2014
	(amounts in thousands, except per share data)
Revenues	$1,804	$743
Cost of sales
Materials and direct production costs	1,617	685
Facility commissioning costs	-	251
Production facility overhead costs	68	77
Depreciation	206	132
	1,891	1,145
Gross loss	(87)	(402)
Expenses:
Marketing and promotion	57	93
Amortization and depreciation	19	26
General and administrative	830	1,179
	906	1,298
Loss before other items	(993)	(1,700)
Other income (expense):
Accretion expense	(61)	(175)
Interest	(439)	(524)
Research and development	(72)	(64)
Gain on debt settlement	-	234
Fair value adjustment derivative liabilities	206	264
Exchange gain (loss)	(1,013)	-
	(1,379)	(265)
Net loss	(2,372)	(1,965)
Exchange differences on translating to presentation currency	966	(481)
Total comprehensive loss	(1,406)	(2,446)
Loss per share (basic and diluted)	$(0.04)	$(0.04)

Revenue and Gross Margins

For the thirteen week period ended June 27, 2015 (“Second Quarter 2015”) and the thirteen week period ended June 28, 2014 (“Second Quarter 2014”) our revenues were derived from sales of CRAiLAR® fiber and other fiber (non-CRAiLAR) produced mainly at our new European production facility. Revenue for the Second Quarter 2015 was $1.8 million, an increase of $1.1 million from Q2 2014. The $1.1 million increase in revenues in the Second Quarter 2015 compared with 2014 was the result of a 118% percent increase in the production of CRAiLAR fibers.

Our gross loss for the Second Quarter 2015 was $87 thousand (2014: $0.4 million). Our variable margin was 12% and was impacted negatively by labor inefficiencies and product re-work caused by equipment downtime. Cost of sales is comprised of $1.6 million (2014: $0.7 million) for flax feedstock, utilities, labor, chemicals and water directly related to sales of CRAiLAR Flax fiber and the non-CRAiLAR legacy fiber dyeing business; $0.1 million (2014: $0.1 million) of facility overhead costs and $0.2 million (2014: $0.1 million) for depreciation of production equipment.

Operating Expenses

During the Second Quarter 2015 we recorded operating expenses of $0.9 million compared to operating expenses of $1.3 million for the Second Quarter 2014, a decrease of $0.3 million or approximately 30%. Causes for the reduction are a decrease in general and administrative expenses of $0.4 million.

Marketing and promotion expenses comprised of marketing salaries and sales development costs were $0.1 million the same for the Second Quarter 2015 and 2014.

General and administrative expenses for the Second Quarter 2015 decreased to $0.8 million, a reduction of $0.4 million or approximately 30% from $1.2 million for the Second Quarter 2014. The decrease was primarily caused by a $0.4 million decrease in stock based compensation and $0.1 million decrease in salary expense; partially offset by a $0.1 million increase in consulting expense.

Other Items

Interest expense was $0.4 million for the Second Quarter 2015 and $0.5 million for the Second Quarter 2014. Interest expense is attributable to the convertible debenture interest, European facility loan interest, IKEA loan interest and the amortization of the deferred debt issuance costs of $0.1 million. Accretion expense was $0.1 million from the amortization of bonus shares issued with promissory notes and a reduction of the conversion price for convertible debentures issued July 2013 compared with $0.2 million for the Second Quarter 2014. For the Second Quarter 2015 and 2014, research and development costs were $0.1 million while the fair value adjustment of derivative liabilities was a gain of $0.2 million compared to $0.3 million in 2014 as well as a loss in foreign exchange of $1.0 million compared to $0 in 2014.

Net Loss

Our net loss for the Second Quarter 2015 was $2.4 million, or $0.04 per share, compared to $2.0 million, or $0.04 per share for the Second Quarter ended June 28, 2014. The increase in loss was primarily attributable to a foreign exchange loss of $1.0 million while there was a reduction in gross loss of $0.3 million, a reduction of general and administration expenses of $0.3 million, a reduction of accretion expense of $0.1 million, and a reduction of interest expense of $0.1 million while in 2014 there was a gain on settlement of debt of $0.3 million.

For the period ended June 27, 2015, the weighted average number of shares outstanding was 66,378,003 compared to 50,892,464 for the period ended June 28, 2014.

Twenty-Six Week Period Ended June 27, 2015 Compared to Twenty-Six Week Period Ended June 28, 2014

	Twenty-Six Weeks Ended
	June 27, 2015	June 28, 2014
	(amounts in thousands, except per share data)
Revenues	$3,531	$1,178
Cost of sales
Materials and direct production costs	3,106	1,045
Facility commissioning costs	-	503
Production facility overhead costs	137	175
Depreciation	415	235
	3,658	1,958
Gross loss	(127)	(780)
Expenses:
Marketing and promotion	184	176
Amortization and depreciation	37	50
General and administrative	1,864	2,414
	2,085	2,640
Loss before other items	(2,212)	(3,420)
Other income (expense):
Accretion expense	(120)	(437)
Interest	(973)	(1,064)
Research and development	(133)	(117)
Gain on debt settlement	-	234
Fair value adjustment derivative liabilities	380	264
Exchange gain	508	-
	(338)	(1,120)
Net loss	(2,550)	(4,540)
Exchange differences on translating to presentation currency	321	99
Total comprehensive loss	(2,229)	(4,441)
Loss per share (basic and diluted)	$(0.04)	$(0.09)

Revenue and Gross Margins

For the twenty-six week period ended June 27, 2015 (“First Half of 2015”) and the twenty-six week period ended June 28, 2014 (“First Half of 2014”) our revenues were derived from sales of CRAiLAR® fiber and other fiber (non-CRAiLAR) produced mainly from our European production facility. Revenue for the First Half of 2015 was $3.5 million, an increase of $2.3 million from the First Half of 2014. The $2.3 million increase in revenues in the First Half of 2015 compared with 2014 was the result of a 218% percent increase in the production of CRAiLAR fibers.

Our gross loss for the First Half of 2015 was $0.1 million (2014: $0.8 million). Our variable margin was 13% and was impacted negatively by labor inefficiencies and product re-work caused by equipment downtime. Cost of sales is comprised of $3.1 million (2014: $1.0 million) for flax feedstock, utilities, labor, chemicals and water directly related to sales of CRAiLAR Flax fiber and the non-CRAiLAR legacy fiber dyeing business; $0.1 million (2014: $0.2 million) of facility overhead costs and $0.4 million (2014: $0.2 million) for depreciation of production equipment.

Operating Expenses

During the First Half of 2015 we recorded operating expenses of $2.1 million compared to operating expenses of $2.6 million for the First Half of 2014, a decrease of $0.5 million or approximately 21%. The primary cause for the reduction was a decrease in general and administrative expenses of $0.5 million.

Marketing and promotion expenses comprised of marketing salaries and sales development costs were $0.2 million, the same for the First Half of 2015 and 2014.

General and administrative expenses for the First Half of 2015 decreased to $1.9 million, a reduction of $0.5 million or approximately 21% from $2.4 million for the First Half of 2014. The decrease was primarily caused by a $0.1 million decrease in stock based compensation a $0.3 million decrease in salary expense and a decrease in professional fees of $0.1 million.

Other Items

Interest expense was $1.0 million for the First Half of 2015 and $1.1 million for the First Half of 2014. Interest expense is attributable to the convertible debenture interest, European facility loan interest, IKEA loan interest and the amortization of the deferred debt issuance costs of $0.2 million. For the First Half of 2015 accretion expense was $0.1 million from the amortization of bonus shares issued with promissory notes and a reduction of the conversion price for convertible debentures issued July 2013 compared with $0.4 million of accretion expense for the First Half of 2014. For the First Half of 2015 and 2014, research and development costs were $0.1 million while the fair value adjustment of derivative liabilities was a gain of $0.4 compared to $0.3 million in 2014 as well as a gain in foreign exchange of $0.5 million compared to $0 in 2014.

Net Loss

Our net loss for the First Half of 2015 was $2.6 million, or $0.04 per share, compared to $4.5 million, or $0.09 per share for the First Half of 2014. The reduction in loss was primarily attributable to the reduction in gross loss of $0.7 million and a reduction of general and administration expenses of $0.5 million, a reduction in accretion expense of $0.3 million, an increase in the gain in the fair value of derivative liabilities of $0.1 million and a gain in foreign exchange of $0.5 million, while in the First Half of 2014 there was a gain on debt settlement of $0.2 million.

For the period ended June 27, 2015, the weighted average number of shares outstanding was 66,378,003 compared to 49,540,232 for the period ended June 28, 2014.

LIQUIDITY AND CAPITAL RESOURCES

First Half of 2015 Compared to Fiscal Year Ended December 27, 2014

	June 27, 2015	December 27, 2014
	(in thousands)
Cash and cash equivalents	$98	$1,196
Working capital (deficiency)	$(2,230)	$4
Total assets	$12,534	$16,197
Total liabilities	$21,639	$23,469
Shareholders’ equity (deficit)	$(9,105)	$(7,272)

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

Net Cash Used in Operating Activities

Net cash flows used in operating activities for the First Half of 2015 were $0.9 million compared with $4.9 million for the First Half of 2014. Cash flows used in operations for the First Quarter of 2015 consisted primarily of a net loss of $2.6 million offset by the following items: amortization and depreciation of $0.5 million (2014: $0.3 million), primarily related to production equipment in Europe; accretion expense of $0.1 million (2014: $0.4) related to the beneficial conversion feature of the promissory notes and amortization of the bonus shares issued pursuant to the promissory note; amortization of deferred debt issuance costs of $0.2 million (2014: $0.2 million); fair value adjustment of derivative liability gain of ($0.4 million) (2014: ($0.3 million)), related to the decrease in the value of the warrant liability; rent of ($0.0 million) (2014: $0.0 million) related to the lease deferral at the South Carolina decortication facility; stock-based compensation of $0.4 million (2014: $0.4 million); a gain on foreign exchange of $0.5 million (2014: $nil); an increase in accounts receivable of $1.9 million due to timing of shipments of Crailar sales in Europe in the First Quarter 2015, (2014: a decrease of ($0.9 million)); an increase in inventory of $0.0 million (2014: $0.0 million); an increase in prepaid expenses of ($0.1 million) (2014: ($0.5 million)) mostly due to the timing of insurance, financing and listing costs; a decrease in accounts payable of ($0.3 million) (2014: an increase $0.3 million); a decrease in accrued liabilities of $0.0 million (2014: $0.2 million) mostly related to debenture interest.

Net Cash Used in Investing Activities

Net cash flows used in investing activities for the First Half of 2015 were $0.3 million, compared to $1.1 million for the First Half of 2014. Cash flows used in investing activities consisted primarily of the acquisition of equipment for the European production facility of $0.3 million (2014: $1.1 million).

Net Cash Used in or Provided by Financing Activities

Cash flows used in financing activities for the First Half of 2015 totaled ($0.1 million) compared to $5.3 million provided by financing activities for the First Half of 2014. In the first half of 2015, the Company repaid loans $0.1 million (2014: $0.8 million).

Effect of Exchange Rate

The effect of exchange rates on cash resulted in an unrealized gain of $0.2 million for the First Half of 2015, as compared with an unrealized gain of $3 thousand for the First Half of 2014.

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

We are committed to annual debt and debenture interest payments over the next five years as follows (in thousands):

2015	$786
2016	1,417
2017	920
2018	13
2019	12
Total	$3,148

Annual Leases

We are committed to current annual lease payments totaling $1.1 million for all of our premises under lease. Approximate minimum lease payments over the next five years are as follows (in thousands):

2015	$130
2016	239
2017	227
2018	236
2019	220
Total	$1,100

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Lesley Hayes, our Chief Executive Officer, and Theodore Sanders, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, they concluded that our disclosure controls and procedures were effective as of June 27, 2015.

No Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During our fiscal quarter ended June 27, 2015, we did not sell any equity securities that were not registered under the U.S. Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit	Document
No.
3.1	Notice of Articles (23)
3.2	Articles, as amended (23)
4.1	Convertible Debenture Indenture among CRAiLAR Technologies Inc. and Computershare Trust Company of Canada, dated September 20, 2012 (18)
4.2	Convertible Debenture Indenture among CRAiLAR Technologies Inc. and Computershare Trust Company of Canada, dated February 25, 2013 (16)
4.3	Form of Subscription Agreement for Secured Subordinated Convertible Debentures (February 25, 2013) (16)
4.4	Convertible Debenture Indenture among CRAiLAR Technologies Inc. and Computershare Trust Company of Canada, dated July 26, 2013 (19)
4.5	Form of Subscription Agreement for Secured Convertible Debentures (July 26, 2013) (19)
4.6	Form of Warrant (July 26, 2013) (19)
4.7	Amended and Restated Convertible Debenture Indenture among Crailar Technologies Inc. and Computershare Trust Company of Canada, dated December 23, 2013 (21)
4.8	Form of Subscription Agreement for December 20, 2013 private placement (21)
4.9	Form of Warrant for December 20, 2013 private placement (21)
4.10	Form of Warrant for August 6, 2014 offering (26)
10.1	Collaboration Agreement dated effective May 7, 2004 between Hemptown Clothing, Inc., and the National Research Council of Canada (1)
10.2	Renewed Collaboration Agreement dated effective December 7, 2007 between CRAiLAR Fiber Technologies Inc., and the National Research Council of Canada (1)
10.3	Amendment to the Renewed Collaboration Agreement dated effective February 19, 2010 between Naturally Advanced Technologies Inc. and the National Research Council of Canada (1)
10.4	Master Agreement for Technology Development between Alberta Research Council and CRAiLAR Fiber Technologies dated January 1, 2007 (2)
10.5	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Meriwether Accelerators LLC dated November 27, 2007 with effective date of August 24, 2007 (3)
10.6	2006 Stock Option Plan (4)
10.7	Letter Agreement dated September 2, 2008 between Naturally Advanced Technologies Inc. and Lipper/Heilshorn & Associates, Inc. (5)
10.8	Renewal of CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Meriwether Accelerators LLC dated October 14, 2008 (6)
10.9	2008 Fixed Share Stock Option Plan (7)
10.10	CEO Executive Services Agreement between Naturally Advanced Technologies Inc. and Kenneth Barker, dated for reference August 24, 2009 (9)
10.11	Service Agreement between Naturally Advanced Technologies Inc. and OrganicWorks Marketing LLC dated November 25, 2010 (9)
10.12	Equipment Lease and Location Sublease dated August 9, 2010 between Naturally Advanced Technologies Inc. and Eastern Flax of South Carolina, LLC (10)
10.13	2010 Fixed Share Option Plan (11)
10.14	Lease Agreement, dated June 30, 2011 between 0702311 BC Ltd. and Naturally Advanced Technologies Inc. (13)
10.15	Office Lease Agreement dated August 8, 2011 between Naturally Advanced Technologies Inc. and MDW Properties, LLC (13)
10.16	Lease Agreement dated July 1, 2011 between Naturally Advanced Technologies Inc. and Jessie Dale McCollough (13)
10.17	2011 Fixed Share Option Plan, as amended (28)
10.18	Lease Agreement dated March 14, 2012 between Colony Square Investment Company, LLC and Naturally Advanced Technologies US Inc. (13)
10.19	Supply Agreement among CRAiLAR Technologies Inc. and Kowa Company Ltd., dated January 10, 2013 (14)
10.20	Development Agreement among CRAiLAR Technologies Inc. and Cotswold Industries Inc., dated February 10, 2013 (15)
10.21	Senior Executive Employment Agreement between the Company and Kenneth Barker, dated April 2, 2012 (18)
10.22	Senior Executive Employment Agreement between the Company and Guy Prevost, dated April 2, 2012 (18)
10.23	Senior Executive Employment Agreement between the Company and Jason Finnis, dated April 2, 2012 (18)
10.24	Senior Executive Employment Agreement between the Company and Larisa Harrison, dated April 2, 2012 (18)
10.25	Senior Executive Employment Agreement between the Company and Jay Nalbach, dated April 24, 2012 (18)
10.26	Senior Executive Employment Agreement between the Company and Tom Robinson dated June 18, 2012 (18)

10.27	Marketing and Development Agreement among CRAiLAR Technologies Inc. and Cone Denim LLC., dated March 11, 2013 (17)
10.28	Demand Convertible Promissory Note from CRAiLAR Technologies Inc. to Robert Edmunds, dated October 11, 2013 (20)
10.29	Asset Purchase Agreement between Schrurs NV, CRAiLAR Technologies Inc. and Mr. Serge Schrurs, dated November 6, 2013 (24) (†)
10.30	Loan Agreement between Crailar Technologies Inc. and IKEA Supply AG, dated November 29, 2013 (24) (†)
10.31	General Supply Agreement between Crailar Technologies Inc. and IKEA Supply AG, dated December 9, 2013 (22) (†)
10.32	Asset Purchase Agreement between Schrurs NV, CRAiLAR Technologies Inc. and Mr. Serge Schrurs, dated December 13, 2013 (22) (†)
10.33	Framework Agreement Development Work between IKEA Supply AG, Crailar Technologies Inc. and Schrurs NV, dated December 13, 2013 (22) (†)
10.34	Tripartite Agreement between National Research Council of Canada, CRAiLAR Technologies Inc. and IKEA Supply AG, dated December 18, 2013 (21)
10.35	Amended and Restated Promissory Note from Crailar Technologies Inc. to Jason Finnis, dated January 21, 2014 (21)
10.36	Amended and Restated Promissory Note from Crailar Technologies Inc. to Kenneth Barker, dated January 21, 2014 (21)
10.37	Amended and Restated Promissory Note from Crailar Technologies Inc. to Robert Edmunds, dated January 21, 2014 (21)
10.38	Senior Executive Employment Agreement between Crailar Technologies Inc. and Ted Sanders, dated April 16, 2014 (25)
10.39	Consulting Services Agreement between Crailar Technologies Inc. and Kenneth C. Barker, dated November 10, 2014 (27)
14.1	Code of Ethics (8)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act *
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act *
32.1	Certification of Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith.
(1)	Filed as an exhibit to our Form 8-K as filed with the SEC on March 8, 2010.
(2)	Filed as an exhibit to our Form 8-K as filed with the SEC on June 25, 2007.
(3)	Filed as an exhibit to our Form 8-K as filed with the SEC on December 21, 2007.
(4)	Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2006 as filed with the SEC on March 31, 2007.
(5)	Filed as an exhibit to our Form 8-K as filed with the SEC on September 8, 2008.
(6)	Filed as an exhibit to our Form 8-K as filed with the SEC on October 28, 2008.
(7)	Filed as an exhibit to our Form S-8 as filed with the SEC on October 10, 2008.
(8)	Filed as an exhibit to our Form 10-KSB for fiscal year ended December 31, 2007 as filed with the SEC on April 11, 2008
(9)	Filed as an exhibit to our Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on April 13, 2010.
(10)	Filed as an exhibit to our Form 8-K as filed with the SEC on August 12, 2010.
(11)	Filed as an exhibit to our Form 10-Q for the quarter ended September 30, 2010, as filed with the SEC on November 15, 2011.
(12)	Filed as an exhibit to our Form S-8 as filed with the SEC on February 16, 2012.
(13)	Filed as an exhibit to our Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 11, 2012.
(14)	Filed as an exhibit to our Form 8-K as filed with the SEC on January 16, 2013.
(15)	Filed as an exhibit to our Form 8-K as filed with the SEC on February 14, 2013.
(16)	Filed as an exhibit to our Form 8-K as filed with the SEC on February 26, 2013.
(17)	Filed as an exhibit to our Form 8-K as filed with the SEC on March 14, 2013.
(18)	Filed as an exhibit to our Form 10-K as filed with the SEC on March 18, 2013.
(19)	Filed as an exhibit to our Form 8-K as filed with the SEC on July 31, 2013.
(20)	Filed as an exhibit to our Form 10-Q as filed with the SEC on November 7, 2013.
(21)	Filed as an exhibit to our Form 8-K as filed with the SEC on February 5, 2014.
(22)	Filed as an exhibit to our Form 8-K/A as filed with the SEC on February 21, 2014.
(23)	Filed as an exhibit to our Form 10-K for the fiscal year ended December 28, 2013, as filed with the SEC on March 28, 2014.
(24)	Filed as an exhibit to our Form 8-K/A as filed with the SEC on May 6, 2014.
(25)	Filed as an exhibit to our Form 10-Q for the quarter ended March 29, 2014, as filed with the SEC on May 19, 2014.
(26)	Filed as an exhibit to our Registration Statement on Form S-1 (Amendment No. 2), as filed with the SEC on July 31, 2014.

(27)	Field as an exhibit to our Form 8-K filed with the SEC on November 17, 2014.
(28)	Filed as an exhibit to our Form 10-K for fiscal year ended December 31, 2014, as filed with the SEC on April 13, 2015.
(†)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRAILAR TECHNOLOGIES INC.

By:	/s/ Lesley Hayes
Lesley Hayes
Chief Executive Officer and a director
Date: August 17, 2015

By:	/s/ Theodore Sanders
Theodore Sanders
Chief Financial Officer
Date: August 17, 2015